Form 10-Q
period 1996-03-31
BWAY CORP
filed 1996-05-15
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR
            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-26178


                               BWAY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                                        36-3624491
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
OR ORGANIZATION)                                           IDENTIFICATION NO.)



                         8607 ROBERTS DRIVE, SUITE 250
                            ATLANTA, GEORGIA  30350
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (770) 587-0888
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              __________________



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                     No [_]
   -----                      -----

There were 5,758,576 shares of Common Stock ($.01 par value) outstanding as of April 30, 1996.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                MARCH 31, 1996

                                     INDEX

                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1996 (Unaudited)
         and October 1, 1995 (Audited)                                     3

         Consolidated Statements of Income for the three and
         six month periods ended March 31, 1996 and
         April 2, 1995  (Unaudited)                                        4

         Consolidated Statements of Cash Flows for the six
         month periods ended March 31, 1996 and April
         2, 1995  (Unaudited)                                              5

         Notes to Consolidated Financial Statements (Unaudited)            6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-9

PART II. OTHER INFORMATION                                                 10

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

PART I.     FINANCIAL INFORMATION
    ITEM 1.     FINANCIAL STATEMENTS

                               BWAY CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  (Unaudited) (Audited)
- - ----------------------------------------------------------------------------------------
                                                                    MARCH 31, OCTOBER 1,
ASSETS                                                                1996      1995
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 14,609   $ 23,538
  Accounts receivable, net of allowance of $716 at March 31,
    1996 and $386 at October 1, 1995                                  32,415     29,782
  Inventories                                                         22,883     19,388
  Other current assets                                                 1,277      1,103
  Deferred tax asset                                                     389        389
                                                                    --------   --------
          Total Current Assets                                        71,573     74,200
                                                                    --------   --------

PROPERTY, PLANT AND EQUIPMENT - Net                                   71,428     67,668
                                                                    --------   --------
OTHER ASSETS:

  Intangible assets, net                                              21,466     22,011
  Deferred financing costs, net of accumulated amortization
    $1,701 at March 31, 1996 and $1,400 at October 1, 1995             2,607      2,908
  Other assets                                                         1,386      1,171
                                                                    --------   --------
          Total Other Assets                                          25,459     26,090
                                                                    --------   --------
                                                                    $168,460   $167,958
                                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 24,080   $ 22,194
  Accrued salaries & wages                                             3,002      3,134
  Accrued income taxes                                                 1,566        910
  Other current liabilities                                            7,678      8,996
  Current maturities of long-term debt                                    67        155
                                                                    --------   --------
          Total Current Liabilities                                   36,393     35,389
                                                                    --------   --------

LONG-TERM DEBT                                                        50,048     50,063

LONG-TERM LIABILITIES:
  Deferred income taxes                                               14,632     14,632
  Other long-term liabilities                                          2,165      2,037
                                                                    --------   --------
                                                                      16,797     16,669
                                                                    --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 24,000,000 shares,
    issued 6,409,750 (March 31, 1996) and (October 1, 1995)               64         64
  Additional paid-in capital                                          31,734     31,734
  Retained earnings                                                   39,392     34,385
                                                                    --------   --------
                                                                      71,190     66,183
  Less treasury stock, at cost, 451,174 (March 31, 1996) and
    69,563 (October 1, 1995)                                          (5,968)      (346)
                                                                    --------   --------
          Total Stockholders' Equity                                  65,222     65,837
                                                                    --------   --------
                                                                    $168,460   $167,958
                                                                    ========   ========
See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

- - -------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            -------------------    --------------------
                                                            MARCH 31,   APRIL 2,   MARCH 31,   APRIL 2,
                                                              1996       1995        1996        1995
NET SALES                                                   $61,768     $65,069    $119,922    $120,280

COST OF SALES                                                51,227      55,314     101,263     102,927
                                                            -------     -------    --------    --------

GROSS PROFIT                                                 10,541       9,755      18,659      17,353
                                                            -------     -------    --------    --------

EXPENSES:

  Selling, general and administrative                         4,742       3,099       8,049       5,916

  Management fees and expenses                                   --         572          --         951

  Amortization of intangibles                                   272         268         543         540
                                                            -------     -------    --------    --------

     Total Expenses                                           5,014       3,939       8,592       7,407
                                                            -------     -------    --------    --------

INCOME FROM OPERATIONS                                        5,527       5,816      10,067       9,946
                                                            -------     -------    --------    --------

OTHER (INCOME) EXPENSE - Net:

  Interest                                                    1,009       1,444       1,856       2,764

  Other                                                        (192)         (1)       (240)         65
                                                            -------     -------    --------    --------

                                                                817       1,443       1,616       2,829
                                                            -------     -------    --------    --------

INCOME BEFORE INCOME TAXES                                    4,710       4,373       8,451       7,117

PROVISION FOR INCOME TAXES                                    1,922       1,764       3,444       2,920
                                                            -------     -------    --------    --------

NET INCOME                                                  $ 2,788     $ 2,609    $  5,007    $  4,197
                                                            =======     =======    ========    ========

EARNINGS PER COMMON SHARE:

  Net Income                                                $  0.46     $  0.63    $   0.81    $   1.01
                                                            =======     =======    ========    ========

WEIGHTED AVERAGE COMMON SHARES                                6,050       4,167       6,191       4,165
 OUTSTANDING                                                =======     =======    ========    ========

See notes to consolidated financial statements


                                BWAY CORPORATION
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------
                                                                                 SIX MONTHS ENDED
                                                                               -------------------
                                                                               MARCH 31,  APRIL 2,
OPERATING ACTIVITIES:                                                            1996       1995
Net Income                                                                     $ 5,007    $ 4,197
  Adjustments to reconcile net income to net cash from operating activities:
  Depreciation                                                                   2,912      2,236
  Amortization                                                                     846        849
  Provisions for doubtful accounts                                                 450        275
  Loss on disposition of property, plant and equipment                              --         64
  Provision for deferred income taxes                                               --        525
Changes in assets and liabilities:
  Accounts receivable                                                           (3,083)    (7,745)
  Inventories                                                                   (3,495)    (6,733)
  Other assets                                                                    (389)       386
  Accounts payable                                                               1,324      1,637
  Accrued liabilities                                                           (1,322)     1,596
  Income taxes, net                                                                656        731
                                                                               -------    -------
    Net cash provided by (used in) operating activities                          2,906     (1,982)
                                                                               -------    -------

INVESTING ACTIVITIES:
  Capital expenditures                                                          (6,672)    (6,216)
  Other                                                                             --       (491)
                                                                               -------    -------
    Net cash used in investing activities                                       (6,672)    (6,707)
                                                                               -------    -------

FINANCING ACTIVITIES:
  Net borrowings under bank revolving
    credit agreement                                                                --      4,000
  Proceeds from issuance of common stock                                            --        330
  Repayments on long-term debt                                                    (103)      (157)
  Decrease in unpresented bank drafts                                              562      3,542
  Purchases of treasury stock                                                   (5,622)       (31)
  Financing costs incurred                                                          --        (75)
                                                                               -------    -------
    Net cash provided by (used in) financing activities                         (5,163)     7,609
                                                                               -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                    (8,929)    (1,080)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  23,538      4,618
                                                                               -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $14,609    $ 3,538
                                                                               =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Interest                                                                   $ 2,124    $ 2,442
                                                                               =======    =======
    Income taxes                                                               $ 2,973    $ 1,664
                                                                               =======    =======

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

1.   GENERAL

     The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of March 31, 1996 and for the six months ended March 31, 1996 and April 2, 1995 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 0-26178).

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter.

2.   INVENTORIES

     Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                        MARCH 31,   OCTOBER 1,
                                          1996        1995
     Inventories at FIFO Cost:
      Raw materials                      $ 5,369     $ 4,183
      Work-in-process                     12,200      11,189
      Finished goods                       5,368       5,020
                                         -------     -------
                                         $22,937     $20,392
                                         =======     =======
      Reduction to LIFO valuation            (54)     (1,004)
                                         -------     -------
                                         $22,883     $19,388
                                         =======     =======

3.   EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Management Stock Purchase Plan. Common stock sold during the twelve-month period prior to the initial filing of the registration statement (filed in March 1995 in connection with the public offering) have been included in the earnings per share calculation for all periods presented in accordance with Staff Accounting Bulletin No.
     83. Weighted average shares outstanding for the second quarter of fiscal 1996 and 1995 were 6.05 million and 4.17 million, respectively.

4.   INITIAL PUBLIC OFFERING

     On June 26, 1995, the Company completed its Initial Public Offering with the sale of 1,657,866 shares of common stock and realized net proceeds of approximately $20.3 million. On July 25, 1995, an additional 359,086 shares of the Company's stock were sold to cover over-allotments providing additional net proceeds of approximately $4.8 million.

     Upon the completion of the Initial Public Offering, the Company's Management Agreement with AB Leasing and Management, Inc. ("AB Leasing"), an affiliate, was terminated. In connection with the termination, the Company paid $1,995,000, through the issuance of 133,000 shares of Common Stock to AB Leasing prior to the effectiveness of the Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 in connection therewith in the third quarter of 1995. Additionally, the Company also paid AB Leasing $1,398,000 in cash representing the accrued management fee and expenses for the period from October 1, 1994 to and including the date of termination. Management fees of $359,000 were expensed in the quarter ended January 1, 1995 and are included in selling, general and administrative expense for that period.

     Immediately prior to the Initial Public Offering in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Plans") for its directors, officers, and key employees. An aggregate of 590,000 shares of common stock were authorized for issuance under these Plans.

5.   CONTINGENCIES


     Environmental

     The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the releases of hazardous substances.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, principally involving chlorinated solvents, at the facility property. Environmental assessment work conducted by the Company indicated that the subject contamination is the result of operations prior to the Company's acquisition of the facility from Owens-Illinois and is, therefore, subject to indemnification under the 1989 purchase agreement. As required under the Hazardous Sites Response Program of The Georgia Department of Natural Resources ("DNR"), the Company has reported the subject contamination to DNR. In 1994, DNR listed the facility on CERCLIS and designated the facility as a Class II site, which means that further evaluation must be completed before DNR decides whether corrective action is needed. Pursuant to the 1989 indemnification agreement, the Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois' responsibility for this matter including establishing procedures for the related investigation and remediation work to be conducted by Owens-Illinois. As a result, Owens-Illinois is managing the remediation activities and paying for such work directly. Preliminary consultant estimates indicated that the cost of clean-up could range from $1 million to $6 million, depending on the extent of contamination. Since Owens-Illinois is conducting the remediation work, management has no way of determining the actual costs related to the clean-up efforts. Therefore, management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company; and has not accrued a liability with respect to this matter because it believes that a loss contingency is not probable and the amount of any such loss can not be reasonably estimated.

     The Company was identified as a potentially responsible party ("PRP") for liability associated with off-site waste disposal at three sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has entered into consent decrees to settle its liabilities at these sites, has paid its share of site-related costs, and has received a release from future liability subject to standard reopener provisions found in consent decrees under CERCLA. The consent agreements for two of the sites do not cover liability for natural resource damage claims, if any, relating to these sites. No natural resource damage claims have been asserted to date. Accordingly, BWAY has not recorded a loss contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

Net sales during the second quarter of fiscal 1996 decreased 5% to $61.8 million compared to $65.1 million in the second quarter of fiscal 1995. Net sales for the six months ended March 31, 1996 were $119.9 million; 0.3% lower than the $120.3 million for the six months ended April 2, 1995. The decrease in sales reflected unusually harsh weather which reduced sales for the products packaged in the Company's cans during the second quarter of fiscal 1996. In comparison, the second quarter of fiscal 1995 experienced unseasonably warm weather which allowed for strong quarterly sales.

Gross profit increased 8.1% in the second quarter of fiscal 1996 to $10.5 million from $9.8 million in the same period of fiscal 1995. Gross profit margins for the six month periods ended March 31, 1996 and April 2, 1995 were 15.6% and 14.4%, respectively. This increase is attributable to the Company's continuing efforts to reduce costs and improve productivity. Gross profit as a percentage of net sales increased 2% in the second quarter of fiscal 1996 compared to the same period of fiscal 1995.

Selling, general and administrative costs increased 53% for the second quarter of fiscal 1996 compared to the same quarter of the previous year. SG&A costs for the six month period ended March 31, 1996 increased 36% over the comparable period of the prior year. The increase is primarily due to increased development of the Company's administrative staff needed as a result of the termination of the Company's management agreement with AB Leasing, the administrative and compliance requirements of a newly public company and the Company's strategic growth plan.

Net interest expense declined $0.4 million to $1.0 million in the second quarter of fiscal 1996 as compared to $1.4 million in the same period of 1995. For the six month period ended March 31, 1996, net interest expense declined 32.9% over the same period during the first six months of fiscal 1995. The decrease reflects a reduction of the outstanding loan balance under the Revolving Credit Facility, through application of a portion of the proceeds received from the Company's Initial Public Offering and interest income earned from the related cash on hand.

Net income for the second quarter of fiscal 1996 increased 7% to $2.8 million from $2.6 million for the same period of fiscal 1995. Net income for the six months ended March 31, 1996 was $5.0 million, an increase of 19.3% compared to the $4.2 million reported for the same period of fiscal 1995. Decreases in costs, supported by the realization of economies of scale from past acquisitions account for the majority of the increase in net income for the current period.

Despite an increase in net income, earnings per share decreased to $0.46 per share in the second quarter of fiscal 1996 from $0.63 per share during the comparable period of fiscal 1995; and from $1.01 per share for the first six months of fiscal 1995 to $0.81 per share for the six month period ended March 31, 1996. The decrease is primarily attributable to an increase in weighted average shares outstanding due to the Initial Public Offering. The weighted average shares outstanding in the second quarter of fiscal 1996 and 1995 were
6.1 million and 4.2 million, respectively; and 6.2 million and 4.2 million for the respective six month periods.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations and capital expenditures during the six month period ending March 31, 1996 were financed by cash on hand and internally generated cash flows. To meet its liquidity needs for the next quarter resulting from the acquisition agreements discussed below, the Company must obtain additional sources of financing. Based on discussions with its existing lenders and other potential lenders, the Company believes it will be able to obtain the necessary financing, although there can be no assurances that such financing will be obtained or of the terms of such financing.

The Company's working capital decreased $3.6 million to $35.2 million from $38.8 million in the comparable period of the previous year. The decrease is primarily attributable to the use of cash for the Company's capital expenditure program as well as the purchase of common stock under the Common Stock Repurchase Program (the "Repurchase Program") discussed below.

During the first six months of fiscal 1996, the Company's operating activities generated $2.9 million of cash. Operating activities for the same period during the prior year reflected cash used of $2.0 million. A typical seasonal build-up of inventory and accounts receivable represented a significant use of funds in the first six months of fiscal 1996. The increase in inventory due to seasonal build-up was partially off-set by the resulting increase in accounts payable. Improvements in the Company's cash provided by operating activities are primarily due to cost reductions and improved asset utilization.

Capital expenditures of $6.7 million in the first six months of fiscal 1996 represent an increase of $0.5 million over the first six months of fiscal 1995. This increase is consistent with the Company's intention to accelerate the rate of spending on its targeted capital investment program designed to increase productivity and reduce operating costs. Total capital spending in fiscal 1996 is expected to be approximately $16 million.

Cash used for financing activities during the six month period ended March 31, 1996 was $5.2 million compared to $7.6 million provided during the six month period ended April 2, 1995. The use of cash during the current period is primarily attributable to the repurchase of common stock under the Company's stock repurchase plan. On November 21, 1995, the Company announced Board approval of a limited Common Stock Repurchase Program to accommodate employee and open market transactions. As of March 31, 1996, the Company had repurchased 381,611 shares of common stock for approximately $5.6 million under these programs. During April 1996, the Company repurchased 200,000 additional shares. The Company expects to continue making periodic repurchases of stock. The cash used for these activities will be provided by cash generated through operations and cash on hand.

Recognizing the importance of acquisitions to the Company's historic growth, the Company continues to actively pursue acquisition opportunities. As of April 30, 1996, the Company has entered into two purchase agreements: one with Milton Can Company, Inc. to acquire all of the outstanding shares of the company; and the other with Crown Cork & Seal Company, Inc. for the purchase of substantially all of the assets of the Davies Can Company Division. These acquisitions will require approximately $70 million in cash at closing. As of March 31, 1996, the Company had approximately $15 million in cash and $25 million of availability under its revolving credit facility, which amount is insufficient to consummate these transactions and satisfy ongoing liquidity requirements. In order to finance these acquisitions and satisfy its ongoing liquidity requirements, BWAY will need to obtain additional financing. Based on discussions with its existing lenders and other potential lenders, the Company believes that it will be able to obtain the necessary financing, although there can be no assurances that such financing will be obtained or of the terms of such financing. The Company estimates that it will require in aggregate approximately $125 million to $175 million of financing to consummate these acquisitions and satisfy its liquidity needs for the next 18 months. Certain aspects of the aforementioned acquisitions and related financing are not permitted under the terms of the Company's existing credit agreements. The Company is negotiating with its lenders for appropriate waivers permitting the acquisitions and the additional borrowing. The Company believes it will be able to obtain such waivers, but there can be no such assurance.

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. In light of the Company's growth plans, BWAY's principal uses of cash going forward will be for payment of operating expenses, funding capital investments, repurchase of common stock, servicing debt and payment for acquisitions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

On February 12, 1996, the Board of Directors of the Company authorized and approved an amendment to the Rights Agreement between the Company and the Rights Agent (Harris Trust and Savings Bank). The amendment reflects the change in the Company name to BWAY Corporation. The amendment also allows Geo Capital Corporation to acquire up to but not including 17% of the outstanding common stock of the Company.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its first annual shareholders meeting on February 23, 1996. See Exhibit 22.1 for a report of the voting on the matters considered at the meeting.

Item 5.  Other Information

Effective January 1996, the Company entered into a Cooperation Agreement with Ball Corporation pursuant to which the Companies formed a joint committee to study their respective materials processing, transportation and procurement practices and to exchange ideas and implement strategies for improving efficiencies and lowering costs.

In conjunction with stated objectives, on March 22, 1996, the Company announced the execution of a definitive Merger Agreement which provides for the acquisition, by a newly formed subsidiary of BWAY, of all of the outstanding shares of Milton Can Company, Inc. The Merger Agreement calls for a purchase price of $29 million, in nearly equal portions of cash and BWAY stock. The merger also requires the Company to assume approximately $13 million of existing indebtedness. The Company expects that the Milton acquisition will allow BWAY to expand in certain specialty markets and develop a presence in the Northeastern United States with paint and varnish can products. The Company expects the acquisition to close within the third quarter of fiscal 1996.

SUBSEQUENT EVENTS

On April 29, 1996, the Company entered into an agreement with Crown Cork & Seal Company, Inc. for the purchase of substantially all of the assets of the Davies Can Division of the Van Dorn Company, which is the U.S. based paint, oblong and utility can business operated by Crown Cork & Seal Company, Inc. The purchase price is approximately $41.6 million (based on working capital on December 31, 1995). The Company expects the acquisition to close within the next 60 days.


Item 6.  Exhibits and Reports on Form 8-K

(a)      See Index of Exhibits.

(b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bway Corporation
(Registrant)


By:      /s/  PERRY H. SCHWARTZ
         ----------------------
         Perry H. Schwartz
         Executive Vice President and
         Chief Financial Officer


Date:    May 13, 1996

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bway  Corporation
(Registrant)


By:      _______________________
         Perry H. Schwartz
         Executive Vice President and
         Chief Financial Officer


Date:    May 13, 1996

                                INDEX TO EXHIBITS
               -------------------------------------------------------
                                                                       LOCATION OF DOCUMENT
    EXHIBIT                                                               IN SEQUENTIAL
      NO.      DESCRIPTION OF DOCUMENT                                  NUMBERING SYSTEM
- - ------------   ------------------------------------------------------- --------------------
    3.1        Amended and Restated Certificate of Incorporation of
               the Company.

    4.1        Amendment to Rights Agreement dated as of February
               12, 1996 between the Company and Harris Trust and
               Savings Bank, as Rights Agent.

   10.1        Cooperation Agreement between Ball Corporation and
               BWAY Corporation, dated January 4, 1996.

   10.2 Merger Agreement with Milton Can Company, Inc., dated March 21, 1996.

   10.3        Amendment #1 to the Merger Agreement with Milton
               Can Company, Inc. dated April 30, 1996.

   10.4 Asset Purchase Agreement dated April 29, 1996, between Brockway Standard, Inc., BWAY
               Corporation, Van Dorn Company and Crown Cork &
               Seal Company, Inc.

   22.1 Certificate and Report of Inspector of Elections for the Annual Meeting of Stockholders of Brockway
               Standard Holdings Corporation dated February 23,
               1996.