Form 10-Q
period 1996-06-30
BWAY CORP
filed 1996-08-14
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-26178


                                BWAY Corporation
             (Exact name of registrant as specified in its charter)


DELAWARE                                                     36-3624491
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



                         8607 Roberts Drive, Suite 250
                            Atlanta, Georgia  30350
                    (Address of principal executive offices)
                                  (Zip Code)

                                (770) 587-0888
             (Registrant's telephone number, including area code)

                               -------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------        ------

There were 6,531,750 shares of Common Stock ($.01 par value) outstanding as of August 9, 1996.

                                BWAY Corporation
                         QUARTERLY REPORT ON FORM 10-Q
                             For the quarter ended
                                 June 30, 1996

                                     INDEX
                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996 (Unaudited)
           and October 1, 1995                                             3

          Consolidated Statements of Income for the three and
           nine month periods ended June 30, 1996 and
           July 2, 1995  (Unaudited)                                       4

          Consolidated Statements of Cash Flows for the nine
           month periods ended June 30, 1996 and July 2, 1995
           (Unaudited)                                                     6

          Notes to Consolidated Financial Statements (Unaudited)           7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-13

PART II.  OTHER INFORMATION                                                14

Item 1.   Legal Proceedings                                                14

Item 2.   Changes in Securities                                            14

Item 3.   Defaults upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

Part I.    Financial Information
  Item 1.     Financial Statements

                              BWAY  CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (In Thousands, Except Share and per Share Data)
- -------------------------------------------------------------------------------

                                                           June 30,   October 1,
ASSETS                                                       1996       1995
                                                         (Unaudited)
 CURRENT ASSETS:
  Cash and cash equivalents                                $  2,113   $ 23,538
  Accounts receivable, net of allowance
   of $475 at June 30, 1996 and $386 at
   October 1, 1995                                           44,683     29,782
  Inventories                                                40,198     19,388
  Other current assets                                        1,481      1,103
  Deferred tax asset                                            731        389
                                                           --------   --------
       Total Current Assets                                  89,206     74,200
                                                           --------   --------

 PROPERTY, PLANT AND EQUIPMENT - Net                         98,893     67,668
                                                           --------   --------

 OTHER ASSETS:

  Intangible assets, net                                     78,998     22,011
  Deferred financing costs, net of
   accumulated amortization $10 at June
   30, 1996 and $1,400 at October 1, 1995                     1,237      2,908
  Other assets                                                2,275      1,171
                                                           --------   --------
       Total Other Assets                                    82,510     26,090
                                                           --------   --------
                                                           $270,609   $167,958
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                         $ 35,117   $ 22,194
  Accrued salaries & wages                                    3,733      3,134
  Accrued income taxes                                          651        910
  Other current liabilities                                  18,169      8,996
  Current maturities of long-term debt                          812        155
                                                           --------   --------
       Total Current Liabilities                             58,482     35,389
                                                           --------   --------

 LONG TERM DEBT                                             105,625     50,063

 LONG TERM LIABILITIES:
  Deferred income taxes                                      15,276     14,632
  Other long-term liabilities                                14,031      2,037
                                                           --------   --------
                                                             29,307     16,669
                                                           --------   --------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   24,000,000 shares, issued 6,595,541
   (June 30, 1996) and 6,409,750 (October 1, 1995)               66         64
  Additional paid-in capital                                 37,606     31,734
  Retained earnings                                          40,724     34,385
                                                           --------   --------
                                                             78,396     66,183
  Less treasury stock, at cost, 63,791
   (June 30, 1996) and 69,563 (October 1, 1995)              (1,201)      (346)
                                                           --------   --------
       Total Stockholders' Equity                            77,195     65,837
                                                           --------   --------
                                                           $270,609   $167,958
                                                           ========   ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except per Share Data)

- --------------------------------------------------------------------------------

                                                              Three Months Ended            Nine  Months Ended
                                                            ----------------------       ------------------------
                                                            June 30,       July 2,        June 30,       July 2,
                                                              1996          1995            1996          1995
NET SALES                                                   $ 73,715       $ 64,522       $ 193,637      $ 184,802
COST OF SALES                                                 61,158         54,645         162,421        157,572
                                                             -------        -------        --------       --------
GROSS PROFIT                                                  12,557          9,877          31,216         27,230
                                                             -------        -------        --------       --------
EXPENSES:
  Selling, general and administrative                          4,393          2,808          12,442          8,724
  Management fees and expenses                                   ---          2,442             ---          3,393
  Amortization of intangibles                                    421            280             964            820
                                                             -------        -------        --------       --------
     Total Expenses                                            4,814          5,530          13,406         12,937
                                                             -------        -------        --------       --------
INCOME FROM OPERATIONS                                         7,743          4,347          17,810         14,293
                                                             -------        -------        --------       --------
OTHER (INCOME) EXPENSE - Net:
  Interest                                                     1,005          1,400           3,108          4,164
  Other                                                          225            (56)           (262)             9
                                                             -------        -------        --------       --------
     Total Other Expense                                       1,230          1,344           2,846          4,173
                                                             -------        -------        --------       --------
INCOME BEFORE TAXES AND
    EXTRAORDINARY ITEMS                                        6,513          3,003          14,964         10,120
PROVISION FOR INCOME TAXES                                     2,646          1,229           6,090          4,149
                                                             -------        -------        --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                               3,867          1,774           8,874          5,971
                                                             -------        -------        --------       --------
EXTRAORDINARY LOSS RESULTING FROM
    THE EARLY EXTINGUISHMENT OF DEBT                          (2,535)           ---          (2,535)           ---
                                                             -------        -------        --------       --------

NET INCOME                                                   $ 1,322        $ 1,774        $  6,339       $  5,971
                                                             =======        =======        ========       ========

EARNINGS PER COMMON SHARE:
 Income before extraordinary item                            $  0.63        $  0.41         $  1.44        $  1.42
                                                             =======        =======        ========       ========
 Net Income                                                  $  0.22        $  0.41         $  1.03        $  1.42
                                                             =======        =======        ========       ========
WEIGHTED AVERAGE COMMON SHARES                                 6,119          4,327           6,173          4,219
OUTSTANDING                                                  =======        =======        ========       ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

- --------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                           ---------------------
                                                           June 30,    July 2,
OPERATING ACTIVITIES:                                         1996       1995

Net Income                                                 $ 6,339     $ 5,971
 Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                                4,357       3,348
 Amortization                                                1,416       1,291
 Provisions for doubtful accounts                              525         107
 Write-off of deferred financing costs
  related to debt extinguishment                             2,466         ---
 Payment of interest related to debt extinguishment          1,670         ---
  (Gain)/Loss on disposition of property,
  plant and equipment                                          (19)         68
 Termination of AB Leasing contract through
  issuance of common shares                                    ---       1,995
 Provision for deferred income taxes                         1,845         ---
Changes in assets and liabilities, net of
 effects of business acquisitions:
  Accounts receivable                                       (1,505)     (6,260)
  Inventories                                               (3,461)     (5,362)
  Other assets                                                 (98)        561
  Accounts payable                                           3,493       1,731
  Accrued liabilities                                          573         972
  Income taxes, net                                         (2,065)        726
                                                          --------     -------
    Net cash provided by operating activities               15,536       5,148
                                                          --------     -------

INVESTING ACTIVITIES:
  Capital expenditures                                     (11,301)     (7,380)
  Proceeds from property, plant and equipment
    disposals                                                   19         ---
  Acquisitions, net of cash acquired                       (67,539)        ---
                                                           -------     -------
    Net cash used in investing activities                  (78,821)     (7,380)
                                                           -------     -------

FINANCING ACTIVITIES:
  Net  borrowings (repayments) under bank
   revolving credit agreement                              103,600      (5,000)
  Extinguishment of long-term debt                         (50,000)        ---
  Net proceeds from initial public offering                   ---       20,295
  Proceeds from issuance of common stock                      ---          505
  Repayments on long-term debt                                (265)       (207)
  Increase (Decrease) in unpresented bank
   drafts                                                    1,023      (1,617)
  Purchases of treasury stock                               (9,469)        (44)
  Payment of deferred financing costs                       (1,247)        ---
  Payment of interest related to debt extinguishment        (1,670)        ---
  Other                                                       (112)        ---
                                                           -------     -------
   Net cash provided by financing activities                41,860      13,932
                                                           -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS
                                                           (21,425)     11,700

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

                                                          $ 23,538    $  4,618
CASH AND CASH EQUIVALENTS, END OF PERIOD                  ========    ========

                                                          $  2,113    $ 16,318
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                              $5,127           $3,128
                                          ------           ------
    Income taxes                          $4,529           $3,423
                                          ======           ======

Details of businesses acquired were as follows:

Fair value of assets acquired             $ 114,370
Liabilities assumed                         (31,231)
Value of common stock issued                 (2,787)
Value of treasury stock reissued            (11,813)
Long-term note issued                        (1,000)
                                          ---------
Net cash paid for acquisitions            $  67,539
                                          =========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

1.   GENERAL

     The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of June 30, 1996 and for the nine months ended June 30, 1996 and July 2, 1995 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 0-26178).

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

2.   INVENTORIES

     Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                           June 30,           October 1,
                                             1996               1995
     Inventories at FIFO Cost:
      Raw materials                        $ 8,731           $  4,183
      Work-in-process                       19,333             11,189
      Finished goods                        13,138              5,020
                                           -------           --------
                                           $41,202           $ 20,392
Reduction to LIFO valuation                 (1,004)           ( 1,004)
                                           -------           --------
                                           $40,198           $ 19,388
                                           =======           ========

3.   EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's Management Stock Purchase Plan. Common stock sold during the twelve-month period prior to the initial filing in March 1995 of the registration statement in connection with the Company's initial public offering ("Initial Public Offering") have been included in the earnings per share calculation for all periods presented in accordance with Staff Accounting Bulletin No. 83. Weighted average shares outstanding for the third quarter of fiscal 1996 and 1995 were 6.1 million and 4.3 million, respectively.

4.   STOCKHOLDERS' EQUITY

     Initial Public Offering

     On June 26, 1995, the Company completed its Initial Public Offering with the sale of 1,657,866 shares of common stock and realized net proceeds of approximately $20.3 million. On July 25, 1995, an additional 359,086 shares of the Company's stock were sold to cover over-allotments providing additional net proceeds of approximately $4.8 million.

     Upon the completion of the Initial Public Offering, the Company's Management Agreement with AB Leasing and Management, Inc. ("AB Leasing"), an affiliate, was terminated. In connection with the termination, the Company paid $1,995,000, through the issuance of 133,000 shares of Common Stock to AB Leasing prior to the effectiveness of the Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 in connection therewith in the third quarter of fiscal 1995. Additionally, the Company also paid AB Leasing $1,398,000 in cash representing the accrued management fee and expenses for the period from October 1, 1994 to and including the date of termination.

     Immediately prior to the Initial Public Offering in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Plans") for its directors, officers, and key employees. An aggregate of 590,000 shares of common stock are authorized for issuance under these Plans.


     Stock Options

     On May 14, 1996, the Board of Directors granted a total of 267,800 options to purchase shares of of the Company's common stock to certain officers and key employees of the Company exercisable at $19.00 per share. The schedule for vesting extends over a 3 year period in accordance with the individual option grants. The options were issued pursuant to the 1995 Brockway Standard Holdings Corporation Long-Term Incentive Plan.

     401(k) Plan

     The Company filed a Form S-8 on April 29, 1996 registering 500,000 shares with regard to the Company's 401(k) plan.

5.   ACQUISITIONS

     Milton Can Company

     On May 28, 1996, the Company acquired all of the outstanding stock of Milton Can Company, Inc. ("MCC"). The Company paid $13.4 million in cash, $1 million in notes and $14.6 million in BWAY stock for 100% equity in MCC. MCC is a manufacturer of paint, oblong and specialty cans within the general line segment of the North American metal container industry. The Company issued a total of 810,970 shares in connection with the merger, comprised of 656,174 shares of its treasury stock and 154,796 newly issued shares. The consideration given to Milton's shareholders is subject to an adjustment based on the change in working capital from December 31, 1995 through May 28, 1996. In addition, the Company repaid MCC's approximately $12.3 million in term and revolving bank debt concurrent with consummation of the purchase transaction. The acquisition was funded with existing cash and approximately $5 million in borrowings from the Company's then existing Revolving Credit Facility. Effective May 28, 1996, James W. Milton, the controlling shareholder of MCC, became an officer and director of the Company, and president of BWAY's wholly-owned subsidiary Milton Can Company, Inc.


     Davies Can Company

    On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company (a wholly-owned subsidiary of Crown Cork & Seal Company, Inc.). Davies manufactures paint, oblong and utility cans within the general line segment of the North American metal container industry. The purchase price was approximately $41.7 million, subject to an adjustment based on the change in working capital from December 31, 1995 through June 17, 1996. The transaction was financed through the Company's new Credit Agreement (see Note 6).


    The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. Accordingly, the operating results for both MCC and Davies have been included in the Company's consolidated financial statements since the date of acquisition. The excess purchase price over the fair market value of net assets acquired was in aggregate, of approximately $56 million. The excess was recognized as goodwill, amortized over 30 years using the straight line method, and other intangible assets, amortized over the expected lives which range from 5 - 17 years using the straight line method. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of June 30, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of the purchase price.

     Plans for integration of all acquired facilities have been developed by management. Certain components of the plan are currently being implemented. The Company has established a reserve based on preliminary estimates of $16 million to account for closing facilities, moving equipment, severance and relocation costs. Ultimate completion of the integration plan may result in further adjustments to this reserve.

     The following pro forma results assume the acquisitions of MCC and Davies occurred at the beginning of the fiscal year ended October 1, 1995, after giving affect to certain pro forma adjustments including, an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.

                                                  Three Months     Three Months      Nine Months      Nine Months
                                                  Ended            Ended             Ended            Ended
                                                  June 30, 1996    July 2, 1995      June 30, 1996    July 2, 1995
                                                                         (In thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------
     Net sales                                    $  95,595        $  96,757         $ 272,576        $  279,137
     Income before extraordinary item                 1,342             480              3,539             1,908
     Net income                                      (1,193)            480              1,004             1,908
     Earnings per common share:
         Income before extraordinary item             $ .20           $ .07              $ .51             $ .28
         Net income                                  ($ .18)          $ .07              $ .15             $ .28
- --------------------------------------------------------------------------------------------------------------------

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor are they necessarily indicative of future operating results.



6.   LONG-TERM DEBT

     On June 17, 1996, the Company terminated its bank agreement and entered into a new credit agreement with Bankers Trust Company, NationsBank, N.A., Milton Can Company, Inc., Brockway Standard, Inc. ("BSI"), Davies Acquisition Corp. and certain financial institutions (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations pursuant to the Third Amended and Restated Revolving Credit Agreement among BWAY, BSI, certain financial institutions and Bankers Trust Company as agent, dated June 29, 1994, as amended ("Revolving Credit Facility"). Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001, pursuant to the Secured Note Agreement among BWAY, BSI and the note purchasers named therein dated as of August 15, 1993, as amended, and for the Davies acquisition ("Senior Secured Notes").
     In conjunction with the prepayment of the Senior Secured Notes, the Company recorded an extraordinary loss related to the early extinguishment of debt in the amount of $2.5 million, net of taxes.

     The Credit Agreement allows the Company and its subsidiaries to borrow up to $150 million. The interest rates under the Credit Agreement are based on rate margins for either prime rate, as announced by NationsBank from time to time, ("Prime") or LIBOR, at the option of the borrower.
     The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's initial borrowing rate is at its option either LIBOR plus 1.0%, or Prime. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, the Company is restricted in its ability to pay dividends and to make other certain restricted payments. As of June
     30, 1996, the outstanding balance on the Credit Agreement was $103.6 million. The interest rate being paid by the Company as of June 30, 1996 was LIBOR plus 1.0%.


7.   CONTINGENCIES

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

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and

     1994 detected certain conditions of soil and groundwater contamination, principally involving chlorinated solvents, at the facility property. Environmental assessment work conducted by the Company indicated that the subject contamination is the result of operations prior to the Company's acquisition of the facility from Owens-Illinois and is, therefore, subject to indemnification under the 1989 purchase agreement. As required under the Hazardous Sites Response Program of The Georgia Department of Natural Resources ("DNR"), the Company has reported the subject contamination to the DNR. In 1994, the DNR listed the facility on CERCLIS and designated the facility as a Class II site, which means that further evaluation must be completed before the DNR decides whether corrective action is needed. Pursuant to the 1989 purchase agreement, the Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois' responsibility for this matter including establishment of procedures for the related investigation and remediation work to be conducted by Owens-Illinois. As a result, Owens-Illinois is managing the remediation activities and paying for such work directly. Preliminary consultant estimates indicated that the cost of clean-up could range from $1 million to $6 million, depending on the extent of contamination. Since Owens-Illinois is conducting the remediation work, management has no way of determining the actual costs related to the clean-up efforts. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to this matter because it believes that a loss contingency is not probable.

     The Company was identified as a potentially responsible party ("PRP") for liability associated with off-site waste disposal at three sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has entered into consent decrees to settle its liabilities at these sites, has paid its share of site-related costs, and has received a release from future liability subject to standard reopener provisions found in consent decrees under CERCLA. The consent agreements for two of the sites do not cover liability for natural resource damage claims, if any, relating to these sites. No natural resource damage claims have been asserted to date. Accordingly, the Company has not recorded a loss contingency.

     The Company's subsidiary, MCC leases a manufacturing facility in Peabody, Massachusetts which is subject to an ongoing groundwater remediation pursuant to the Massachusetts Chapter 21E program. MCC's landlord at the site has agreed to retain all liability for the ongoing cleanup. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated March 21, 1996, as amended on April 30, 1996 (the "Agreement") by which the Company acquired MCC, the Company is indemnified, subject to certain limitation, for any liabilities associated with this matter.

     Additionally, MCC has been named as a PRP at four sites. Pursuant to the Agreement by which the Company acquired MCC, the Company is indemnified with respect to such sites, subject to certain limitations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             Results of Operations

Net sales during the third quarter of fiscal 1996 increased 14.2% to $73.7 million compared to $64.5 million in the third quarter of fiscal 1995. Net sales for the nine months ended June 30, 1996 were $193.6 million; 4.8% higher than the $184.8 million for the nine months ended July 2, 1995. The increase in sales resulted in part from increased sales of the Company's products and in part from incremental sales attributable to the recent acquisitions. In addition, the quarter over quarter increase is attributable to a shift in sales from the third fiscal quarter of 1995 to the second fiscal quarter of 1995 due to warmer weather experienced earlier in the that year.

Gross profit increased 27.1% in the third quarter of fiscal 1996 to $12.6 million from $9.9 million in the same period of fiscal 1995. Gross profit increased 14.6% from $27.2 million to $31.2 million for the nine months ending July 2, 1995 and June 30, 1996, respectively. The increase in gross profit resulted from higher operating margin percentages and increased net sales. The increase is also attributable to cost reductions and productivity improvements achieved through the continuing application of the Company's "3-R" strategy to Rationalize, Reengineer, and Recapitalize. Gross profit as a percentage of net sales increased approximately 2% in the third quarter of fiscal 1996 compared to the same period of fiscal 1995.

Selling, general and administrative ("SG&A") costs increased 35% for the third quarter of fiscal 1996 compared to the same quarter of the previous year. SG&A costs for the nine month period ending June 30, 1996 increased 23% over the comparable period of the prior year. The increase is primarily due to costs related to services previously provided by and included in the former management agreement with AB Leasing, which are now reflected in the Company's SG&A expenses. In addition, SG&A also includes the costs related to the administrative and compliance requirements of a public company and the Company's strategic growth initiatives and plans.

Net interest expense declined 29% from $1.4 million to $1.0 million in the third quarter of fiscal 1996 as compared to the same period of 1995. For the nine month period ended June 30, 1996, net interest expense declined 25.4% over the same period during fiscal 1995. The decrease is primarily attributable to a reduction of the outstanding loan balance under the Revolving Credit Facility, through application of a portion of the proceeds received from the Company's Initial Public Offering and interest income earned from the related cash on hand. The Company expects increased interest expense in the fourth fiscal quarter due to the increased debt from the acquisitions discussed above as well as to provide the funds to meet the Company's operating needs as a larger entity.

During the third quarter of fiscal 1996, BWAY Corporation terminated its existing loan agreements and entered into a new 5 year, $150 million Credit Agreement. As a result of this debt extinguishment, the Company incurred an extraordinary loss of approximately $2.5 million, net of taxes, for the extinguishment of the Company's $50 million Senior Secured Notes and Revolving Credit Facility. This amount was comprised of $1.7 million (before taxes) related to a make-whole provision and approximately $2.6 million (before taxes) of related deferred financing costs.

Income before extraordinary item increased 116.8% to $3.9 million for the third quarter of fiscal 1996 compared to $1.8 million for the third quarter of fiscal 1995. Income before extraordinary item for the nine month period was $8.9 million, an increase of 47.9% compared to the $6 million reported for the comparable period of 1995. In addition to the changes described above this increase quarter over quarter is also attributable to a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 in the third quarter of fiscal 1995 for the termination fee related to the Company's Management Agreement with AB Leasing, an affiliate.

Net income for the third quarter of fiscal 1996 decreased 25.5% to $1.3 million from $1.8 million for the same period of fiscal 1995. The decrease is attributable to the extraordinary loss resulting from the extinguishment of debt. Net income for the nine months ended June 30, 1996 was $6.3 million, an increase of 6.2% compared to the $6 million reported for the same period of fiscal 1995. This increase, given the $2.5 million one-time charge, reflects the Company's continuing efforts to reduce costs and improve productivity.

Earnings per share before the extraordinary loss resulting from the repayment of debt were $0.63 per share for the third quarter of fiscal 1996 compared to $0.41 per share for the comparable period of fiscal 1995, and $1.44 per share for the first nine months of fiscal 1996 compared to $1.42 per share for the nine month period ended June 30, 1995.

On a net income basis, earnings per share were $0.22 per share for the third quarter of fiscal 1996 compared to $0.41 per share for the same period of 1995. Earnings per share decreased from $1.42 per share to $1.03 per share for the nine month periods ending July 2, 1995 and June 30, 1996, respectively. The decrease is attributable to the extraordinary loss related to the extinguishment of debt recorded in the third quarter of fiscal 1996 and to significant increase in weighted average shares outstanding. The weighted average shares outstanding in the third quarter of fiscal 1996 and 1995 were 6.1 million and only 4.3 million, respectively, reflecting the effect of the Company's June 1995 Initial Public Offering. The weighted average shares outstanding were 6.2 million and 4.2 million for the respective nine month periods.

With the recent acquisitions of Milton Can Company and Davies Can Company, BWAY and its subsidiaries have expanded operations from 9 manufacturing facilities in 6 states to 15 facilities in 10 states. As part of the Company's rationalization strategy, plans have been announced to close the Covington, Georgia facility obtained in conjunction with the Davies Can acquisition, and to relocate the facilities' equipment and business to other Company facilities. The closing is expected to occur during the Company's fourth fiscal quarter of 1996. Charges associated with severance costs and moving the equipment will be charged against the reorganization reserve previously discussed. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities. Rationalization may result in other plant closings, relocation of assets, and significant related capital expenditures and restructuring charges.

                        Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the nine month period ending June 30, 1996 were financed through three sources: cash on hand, internally generated cash flows and the Credit Agreement (discussed above). The new Credit Agreement facility provided the Company with the funds to consummate the recent acquisitions and provides the resources required to continue pursuing its acquisition and growth strategies. The Credit Agreement allows the Company and its subsidiaries to borrow up to $150 million limited by certain leverage tests.

The Company's working capital decreased $8.1 million to $30.7 million from $38.8 million for the nine months ending June 30, 1996. The decrease is primarily attributable to the use of cash for the acquisitions, the Company's capital expenditure program and the purchase of common stock under the Common Stock Repurchase Program (discussed below).

The Company used approximately $68 million of cash to complete the acquisitions during its third fiscal quarter. The funds were provided by cash obtained through cash on hand and the Credit Agreement which allows borrowings up to $150 million subject to certain restrictions based on the Company's total indebtedness. As of June 30, 1996, the outstanding balance on the Credit Agreement was approximately $104 million.

During the first nine months of fiscal 1996, the Company's operating activities provided $15.5 million of cash. Operating activities for the same period during the prior year reflected cash provided of $5.1 million. The increase in funds provided during the nine months ended June 30, 1996 reflect an improvement in the company's working capital as well as higher earnings combined with the additional sales from the companies acquired. The recent acquisitions contributed an additional amount of depreciation and amortization during the third fiscal quarter of 1996. The increase was primarily attributable to the fixed assets acquired and the related intangibles derived from recording the acquisitions through use of the purchase method of accounting. A typical seasonal build-up of inventory and accounts receivable represented a significant use of funds in the first nine months of fiscal 1996. The increase in inventory, consistent with the increase in sales, was partially off-set by the resulting increase in accounts payable. Improvements in the Company's cash provided by operating activities are also due to cost reductions and improved asset utilization.

Capital expenditures of $11.3 million in the first nine months of fiscal 1996 represent an increase of $3.9 million over the first nine months of fiscal 1995. This increase is consistent with the Company's intention to accelerate the rate of spending on its targeted capital investment program, designed to increase productivity and reduce operating costs. The Company expects to maintain its current levels of capital expenditures related to current operations and the integration of the recently acquired facilities throughout the remainder of the fiscal year.

Cash provided by financing activities during the nine month period ended June 30, 1996 was $41.9 million compared to $13.9 million provided during the comparable nine month period of the prior year. Cash provided during the third quarter of fiscal 1996 was obtained through operations and from the Credit Agreement. Funds were used to consummate the acquisitions discussed above as well as repaying its indebtedness under the previous credit agreements. The Credit Agreement will provide the Company with additional financial flexibility to continue pursuing acquisition opportunities and for capital expenditures as well as being used to satisfy its ongoing liquidity needs for the next 18 months.

On November 21, 1995, the Company announced Board approval of a limited Common Stock Repurchase Program to accommodate employee and open market transactions. All shares repurchased under the program prior to May 28, 1996, were issued as partial consideration for the acquisition of Milton Can Company. Subsequently, the Company has repurchased an additional 63,791 shares for approximately $1.2 million through June 30, 1996. The Company expects to continue making periodic repurchases of stock. The cash used for these activities will be provided by cash generated through operations, cash on hand and borrowings against the Credit Agreement, as necessary.

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions, repurchase of common stock, and servicing debt.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

The Credit Agreement dated June 17, 1996 places certain restrictions on the payment of dividends.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Effective May 1996, David P. Hayford was appointed Senior Vice President and Chief Financial Officer, succeeding the Company's previous Chief Financial Officer, Perry H. Schwartz.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See Index of Exhibits.

(b) Reports on Form 8-K were filed during the period covered by this filing reporting the acquisition of Milton Can Company and the acquisition of Davies Can Division from Crown Cork & Seal Company, Inc. on June 12, 1996 and July 1, 1996, respectively. An amendment to the initial Current Report on Form 8-K reporting the Milton Can Company acquisition was filed on August 12, 1996. Reports on Form 8-K are incorporated in this document by reference to the respective filings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Bway  Corporation
                                          (Registrant)


Date:  August 13, 1996                    By:  /s/ David P. Hayford
                                               ----------------------
                                               David P. Hayford
                                               Senior Vice President &
                                               Chief Financial Officer

                               INDEX TO EXHIBITS
                   ----------------------------------------

                                                        Location of Document
     Exhibit                                               in Sequential
       No.                  Description of Document      Numbering System
     -------            ------------------------------  --------------------

     10.1    Employment Agreement between the Company and
             David P. Hayford*

     10.2    Employment Agreement between the Company and
             James W. Milton*

     10.3 Amended and Restated Registration Rights Agreement dated as of May 28, 1996, between BWAY Corporation and certain shareholders.

     10.4    Merger Agreement with Milton Can Company, Inc.      (1)
             dated March 21, 1996.

     10.5    Amendment #1 to the Merger Agreement with Milton    (1)
             Can Company, Inc. dated April 30, 1996.

     10.6    Asset Purchase Agreement dated April 29, 1996,      (1)
             between Brockway Standard, BWAY Corporation,
             Van Dorn Company and Crown Cork & Seal, Inc.

     10.7    Credit Agreement dated June 17, 1996 by and among   (2)
             BWAY Corporation, Brockway Standard, Inc., Milton
             Can Company, Inc., the additional borrowers,
             Bankers Trust Company, and NationsBank, N.A.

___________
*    Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit to the Company's Form 10-Q for the period ending March 31, 1996.

(2) Incorporated by reference to the respective exhibit to the Company's Form 8-K, originally filed on July 1, 1996.