Form 10-Q/A
period 1996-06-30
BWAY CORP
filed 1996-08-16
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q/A
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

                                     INDEX
                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996 (Unaudited)
           and October 1, 1995                                             3

          Consolidated Statements of Income for the three and
           nine month periods ended June 30, 1996 and
           July 2, 1995  (Unaudited)                                       4

          Consolidated Statements of Cash Flows for the nine
           month periods ended June 30, 1996 and July 2, 1995
           (Unaudited)                                                     5-6

          Notes to Consolidated Financial Statements (Unaudited)           7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-13

PART II.  OTHER INFORMATION                                                14

Item 1.   Legal Proceedings                                                14

Item 2.   Changes in Securities                                            14

Item 3.   Defaults upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

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
- --------------------------------------------------------------------------------------------------------------------

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.



6.   LONG-TERM DEBT

     On June 17, 1996, the Company terminated its bank agreement and entered into a new credit agreement with Bankers Trust Company, NationsBank, N.A., Milton Can Company, Inc., Brockway Standard, Inc. ("BSI"), Davies Acquisition Corp. and certain financial institutions (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations pursuant to the Third Amended and Restated Revolving Credit Agreement among BWAY, BSI, certain financial institutions and Bankers Trust Company as agent, dated June 29, 1994, as amended ("Revolving Credit Facility"). Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001, pursuant to the Secured Note Agreement among BWAY, BSI and the note purchasers named therein dated as of August 15, 1993, as amended ("Senior Secured Notes"), and for the Davies acquisition.
     In conjunction with the prepayment of the Senior Secured Notes, the Company recorded an extraordinary loss related to the early extinguishment of debt in the amount of $2.5 million, net of taxes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             Results of Operations

Net sales during the third quarter of fiscal 1996 increased 14.2% to $73.7 million compared to $64.5 million in the third quarter of fiscal 1995. Net sales for the nine months ended June 30, 1996 were $193.6 million; 4.8% higher than the $184.8 million for the nine months ended July 2, 1995. The increase in sales resulted in part from increased sales of the Company's products and in part from incremental sales attributable to the recent acquisitions. In addition, the quarter over quarter increase is attributable to a shift in sales from the third fiscal quarter of 1995 to the second fiscal quarter of 1995 due to warmer weather experienced earlier in that year.

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

On a net income basis, earnings per share were $0.22 per share for the third quarter of fiscal 1996 compared to $0.41 per share for the same period of 1995. Earnings per share decreased from $1.42 per share to $1.03 per share for the nine month periods ending July 2, 1995 and June 30, 1996, respectively. The decrease is attributable to the extraordinary loss related to the extinguishment of debt recorded in the third quarter of fiscal 1996 and to a significant increase in weighted average shares outstanding. The weighted average shares outstanding in the third quarter of fiscal 1996 and 1995 were 6.1 million and only 4.3 million, respectively, reflecting the effect of the Company's June 1995 Initial Public Offering. The weighted average shares outstanding were 6.2 million and 4.2 million for the respective nine month periods.

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