Form 10-K
period 1996-09-29
BWAY CORP
filed 1996-12-27
CIK 943897

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

        [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996
                                       OR
        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________TO _________.

                         COMMISSION FILE NUMBER 0-26178

                                BWAY CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   36-3624491
                      (I.R.S. Employer Identification No.)

                         8607 Roberts Drive, Suite 250
                             Atlanta, Georgia 30350
          (Address of principal executive offices, including zip code)

                                  770-587-0888
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, par
value  $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes         x          No________
                            ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of December 12, 1996, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $78,990,453.

As of December 12, 1996: 6,531,755 shares of BWAY Corporation's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 23, 1997 for the Annual Meeting to be held on February 28, 1997 are incorporated in Part III hereof by reference.

                                BWAY CORPORATION

                               TABLE OF CONTENTS

PART I                                                     Page
                                                           ----
Item 1.     Business                                          1
Item 2.     Properties                                        7
Item 3.     Legal Proceedings and Regulatory Matters          8
Item 4.     Submission of Matters to a Vote of Security
            Holders                                           8

PART II
Item 5.     Market for Company's Common Equity and
            Related Stockholder Matters                       8
Item 6.     Selected Financial Data                           9
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       12
Item 8.     Financial Statements and Supplementary Data      16
Item 9.     Changes in and Disagreements With
            Accountants on Accounting and Financial
            Disclosure                                       16

PART III
Item 10.    Directors and Executive Officers of the
            Registrant                                       16
Item 11.    Executive Compensation                           16
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                            16
Item 13.    Certain Relationships and Related
            Transactions                                     16

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              17

                       BWAY CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 29,  1996



                                     PART I

ITEM 1.  BUSINESS
         --------


GENERAL

          BWAY Corporation ("BWAY") (formerly known as Brockway Standard Holdings Corporation) is a holding company whose principal direct and indirect subsidiaries, Brockway Standard, Inc. ("BSI"), Brockway Standard (New Jersey), Inc., Milton Can Company, Inc. and Davies Can Company, Inc. (collectively the "Company") are leading manufacturers of steel containers for the general line segment of the North American metal container industry. During fiscal 1996, BWAY's Board of Directors and stockholders approved an amendment of its Certificate of Incorporation to change its name from Brockway Standard Holdings Corporation to BWAY Corporation.

          The metal container industry is divided broadly into three segments: beverage, food and general line (which includes containers for such products as aerosol, paint and varnish, and automotive products). Management estimates, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 1995 industry shipments totaled approximately 98 billion units to the beverage segment, 31 billion units to the food segment and 4 billion units to the general line segment. Although the general line segment constitutes approximately 3% of the unit volume in the metal container industry, management estimates that it represents approximately 10% of industry revenues. Few companies compete in all three segments, and most of the companies which serve the beverage and food segments do not compete in the general line segment.

          The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee, vegetable oil and vegetable shortening) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes, and provides metal decorating services. The Company's products are typically coated on the inside to customer specifications based on intended use, and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to customers located outside of the United States were less than 5 percent for fiscal 1996. Sales are made either by the Company's direct sales force or through an agent distribution network.

          Over the past five years, the Company's net sales have grown from approximately $134.3 million in fiscal 1992 to approximately $283.1 million in fiscal 1996. Sales growth has been accomplished primarily through acquisitions in the general line segment and, to a lesser extent, expanded market penetration in the sales of existing products and new product development.

          In January 1989, BWAY and BSI were formed to purchase the metal and plastic container business of Owens-Illinois Corporation ("Owens-Illinois"). In June of 1995, BWAY completed an initial public offering ("Initial Public Offering") of its common stock, par value $.01 per share (the "Common Stock").

          The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year ends as September 30 and all other periods as the nearest month end.

ACQUISITIONS

          The Company completed two strategic acquisitions during fiscal 1996 and one strategic acquisition subsequent to fiscal 1996 year end.

          On May 28, 1996, a newly created subsidiary of BWAY named Milton Acquisition Corp. acquired all the outstanding stock of Milton Can Company, Inc. ("Milton Can") (the "BSNJ Acquisition"). Subsequent to the acquisition Milton Acquisition Corp. changed its name to Milton Can Company, Inc. and thereafter changed its name again to Brockway Standard (New Jersey), Inc. ("BSNJ"). BSNJ participates in the general line segment of the North American metal container industry, producing products similar to those of the Company. This acquisition provided geographic expansion for the Company into the northeast United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities, one in Peabody, Massachusetts, and two in Elizabeth, New Jersey. The Company paid the shareholders of Milton Can approximately $29 million in approximately equal portions of cash and BWAY stock, and the Company assumed approximately $12.3 million of debt of the acquired company, which was retired by the Company at the time of acquisition. The transaction was accounted for using the purchase method of accounting.

          On June 17, 1996 a newly created subsidiary of BSI named Davies Acquisition Corp. acquired substantially all of the assets of the Davies Can division of the Van Dorn Company, a wholly-owned subsidiary of Crown Cork & Seal Company, Inc. (the "DCC Acquisition") Subsequent to the acquisition, Davies Acquisition Corp. changed its name to Davies Can Company, Inc. ("DCC"). The business purchased by DCC participates in the general line segment of the North American metal container industry, producing products similar to those of the Company. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities, in Covington, Georgia, Solon, Ohio and York, Pennsylvania. The Company paid approximately $42 million in cash for the assets. The transaction was accounted for using the purchase method of accounting.

          Subsequent to fiscal 1996 year end, on October 28, 1996, a newly created subsidiary of BWAY named Milton Can Company, Inc. ("MCC") acquired the assets of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), a wholly owned and indirect subsidiary of Ball Corporation in an asset purchase transaction (the "MCC Acquisition"). The acquired business had revenues of approximately $45 million for the year ended December 31, 1995 and operates a single manufacturing facility in Cincinnati, Ohio. MCC produces a wide range of aerosol cans and operates a material center providing steel shearing, coating and lithography services. The Company paid approximately $40 million for the business. The transaction was accounted for using the purchase method of accounting.

          These acquisitions represent a continuation of the Company's strategy of growth in sales and profitability through acquisitions, and provide product and geographic expansion. Management intends to employ the Company's historically effective 3R strategic initiative to Rationalize, Reengineer and Recapitalize these acquisitions.


PRODUCTS AND MARKETS

          The Company participates in the container market and currently holds leading positions in the sale of most of its general line products, with the notable exception of aerosol products, and holds a strong position in the sale of coffee and vegetable oil and shortening cans. The Company does not sell beverage containers. The Company also manufactures steel ammunition boxes and provides metal decorating services.

          The following table sets forth the percentage of net sales of the Company contributed by the product lines indicated for fiscal 1996, 1995 and 1994. The Company's sales distribution by product line has been affected to some extent by the recent acquisitions. Metal decorating services have accounted for less than two percent of net sales.

                                                   PERCENTAGE OF NET SALES
                                                  -------------------------
                                                   YEAR ENDED SEPTEMBER 30
                                                  -------------------------
PRODUCT                                              1996  1995   1994
-------                                              ----  ----   ----
General Line Containers                             78%    73%    76%
Food Cans                                           17%    23%    19%
Ammunition Boxes                                     5%     4%     5%
                                                   ----   ----   ----
      Total                                        100%   100%   100%


     GENERAL LINE PRODUCTS

     The primary uses for the Company's containers are for paint and related products, lubricants, cleaners, roof and driveway sealants, charcoal lighter fluid, household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), oblong or ''F'' style cans (typical paint thinner cans), specialty cans (typical PVC or rubber cement cans and typical brake fluid or automotive products cans) and pails. The Company produces a full line of these products to serve the specific requirements of a wide range of customers. The Company's products are typically coated on the inside to customer specifications based on intended use, and are either decorated on the outside to customer specifications or sold undecorated. Prior to May 1996, the only significant general line product which the Company did not sell was aerosol containers. The BSNJ Acquisition gave the Company a niche position in the container market for the sale of aerosol products. Subsequent to the Company's fiscal 1996 year end, the Company increased its position for the sale of aerosol can products with the acquisition of the aerosol can business of BMFCC. Most of the Company's products are manufactured in facilities that are strategically located to allow the Company to deliver product to a majority of customer filling locations for such products within a one day transit time.

     Paint Cans. The Company produces round paint cans in sizes ranging from one quarter pint to one gallon, with one gallon paint cans representing the majority of all paint can sales.

     Oblong or ''F'' Style Cans. Oblong or ''F'' style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint related products, charcoal lighter fluid and waterproofing products. The Company produces oblong cans in sizes ranging from three ounces to one imperial gallon.

     Specialty Cans. Utility cans include small screw top cans which typically have an applicator or brush attached to a screw cap and are used for PVC pipe cleaner, PVC cement and rubber cement. Cone top cans are typically used for packaging specialty oils and automotive after-market products including brake fluid, gasoline additives and radiator flushes. The Company also produces various specialty containers.

     Aerosol Cans.   Aerosol cans are typically used for packaging various
household and industrial products, including paint and related products,
personal care products, lubricants and insecticides.   The Company produces a
variety of sizes, which are generally decorated to customer specifications.

     Pails.   Pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either ''closed head'' for easy pouring products, or ''open head'' for more viscous products, with a lid which is crimped on after filling. The Company manufactures steel pails in sizes ranging from 2 to 7 gallons.

     FOOD PRODUCTS/COFFEE CANS

     The Company produces cans for coffee, vegetable oil and vegetable shortening, with coffee accounting for the majority of sales. The Company produces coffee cans in sizes commonly referred to as 1 pound, 2 pound and 3 pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are sold to nationally known coffee processing and marketing companies and are typically printed to customer specifications. Coffee beans are imported into the United States for processing primarily through four ports of entry: New Orleans, Louisiana; Norfolk, Virginia; Jacksonville, Florida and San Francisco, California. The Company does not participate in the sale of sanitary food cans which include cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can.

     AMMUNITION BOXES

     The Company manufactures a variety of ammunition boxes. These containers provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. The Company sells ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.


CUSTOMERS

     The Company sells its metal containers to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 39% of sales in fiscal 1996. During fiscal 1996, sales to The Procter & Gamble Company (including its wholly owned subsidiary, The Folger Coffee Company) accounted for approximately 13% of sales during the period.


RAW MATERIALS

     The Company's principal raw materials consist of tinplate, blackplate and cold rolled steel, various coatings, inks and compounds. Steel products represent the largest component of raw material costs. Tinplate steel is used in the production of cans for food products, paints, and a wide range of industrial and consumer products. Essentially all of the Company's products are manufactured from tinplate steel, except for pails and ammunition boxes, which are manufactured from blackplate and cold rolled steel.

     Various domestic steel producers supply the Company with tinplate steel. Procurement from suppliers depends on the suppliers' product offering, product quality, service and price. Because a significant number of reliable suppliers produce the steel used in the Company's process, management believes that it would be able to obtain adequate replacement supplies in the market should one of the current suppliers discontinue supplying the Company. The Company is working with other companies to lower the overall cost of its steel requirements. Tinplate consumers typically negotiate late in the year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

     Steel prices have historically been adjusted as of January 1 of a calendar year. Most steel producers have announced their intentions to increase prices for tinmill products by approximately 2.5% to 3.0%, and cold rolled products by approximately 3.0% to 5.0% effective January 1, 1997. The Company has historically arranged for raw material prices which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

     In addition to steel products, the Company purchases various coatings, inks, and compounds used in the manufacturing process. Based on ready availability of these materials in the past and the number of current manufacturers, management does not anticipate any shortages or supply problems in the future.

SEASONALITY

     Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year. On an aggregate basis, however, the Company's sales have not been significantly affected by seasonality.


ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There were no material capital expenditures relating to environmental compliance in fiscal 1996, and none are expected for fiscal 1997.

     Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its fiscal 1996 acquisition of facilities from Van Dorn Company ("Van Dorn"), the acquisition of the stock of Milton Can and the fiscal 1997 acquisition of the Cincinnati facility from BMFCC, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnifications, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois's responsibility for this matter and establishing procedures for Owens-Illinois's investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. Owens-Illinois's investigation of the contamination is continuing. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

     The Cincinnati facility, which was acquired from BMFCC, is listed on environmental agency lists as a site that may require investigation for potential contamination. The listings could result in a requirement for the Company to investigate and remediate the facility. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company for certain costs associated with any such required investigation or remediation. At the Peabody , Massachusetts facility, which is currently leased by BSNJ, groundwater remediation is underway. The owner of the facility has agreed to retain all liability for the remediation. In addition, the former shareholders of Milton Can, subject to certain limitations, indemnified the Company for liabilities associated with the contamination. Management believes that neither of these matters are likely to have a material adverse effect on the results of operations or financial condition of the Company.

     Certain facilities of the Company have been identified as potentially responsible parties ("PRP") at six waste disposal sites and received a request for information for a seventh site pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). These matters are, subject to certain limitations, indemnified by the sellers of the relevant subsidiaries. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other sites.

COMPETITION

     The market for steel containers is competitive, and the Company faces competition from a number of sources in most of its product lines. Competition is based primarily on price, quality, service, and, to a lesser extent, product innovation. The Company believes that its low cost and high quality products, the geographic location of the Company facilities which provide national coverage for most products and to most customers, and its commitment to strong customer relationships enable it to compete effectively.

     Manufacturers of steel containers have historically faced competition from other materials, primarily plastic and fiberboard. Steel containers offer a number of significant advantages over alternative materials, including fire safety (critical in many products packaged in paint, oblong and specialty cans), the capacity for vacuum packaging (important to coffee producers) and ability to contain aggressive products (primarily certain solvent-based products).


EMPLOYEES

     As of September 29, 1996, the Company employed approximately 1330 hourly workers and 365 salaried employees. On October 28, 1996, the Company acquired the aerosol can business of BMFCC, increasing the Company's number of hourly and salary employees by 337 and 54 respectively. Management believes labor relations at all facilities are satisfactory and believes that the flexibility of its work force enhances the Company's efficient use of labor on production lines with uneven or seasonal demand and its responsiveness to customer needs. Certain of the Company's employees are represented by various unions. As of September 29, 1996, BSI and its subsidiary DCC together had 186 union employees at two facilities covered by three separate collective bargaining agreements.
As of September 29, 1996, BSNJ had 275 union employees at three facilities covered by four separate collective bargaining agreements. The Company is in the process of closing one of these facilities, located in Peabody, Massachusetts and has executed plant closing agreements pursuant to which the two collective bargaining agreements for such facility will cease during the first or second quarter of fiscal 1997. On October 28, 1996, MCC had 337 union employees at one facility covered by three separate collective bargaining agreements. During fiscal 1997, in addition to the above mentioned plant closing agreements, two collective bargaining agreements will expire, one covering 16 employees and the other covering 200 employees.

     Management believes that safety performance, which is often considered as an indicator of worker involvement, training and attitude, has been excellent at the Company's facilities. In addition to worker attentiveness to safety, employees are also actively involved in various quality and productivity initiatives.

ITEM 2.  PROPERTIES
         ----------


     The following table sets forth certain information with respect to the Company's headquarters and manufacturing plants, as of December 1, 1996.

                                 APPROXIMATE
LOCATION                        SQUARE FOOTAGE     TYPE OF INTEREST
--------                        --------------     ----------------
Atlanta, Georgia (Headquarters)        16,000                  Leased
Chicago, Illinois                     141,000                  Owned
Dallas, Texas (Thompson)              110,000                  Owned
Dallas, Texas (Southwestern)           73,000                  Owned
Fontana, California                    72,000                  Leased
Franklin Park, Illinois                92,000                  Leased
Garland, Texas                         78,000                  Leased
Homerville, Georgia                   427,000                  Owned
Memphis, Tennessee                     51,000                  Leased
Picayune, Mississippi                  60,000                  Leased
Elk Grove, Illinois                    15,000                  Leased
Solon, Ohio                           220,000                  Owned
York, Pennsylvania                     97,000                  Owned
Elizabeth, New Jersey                 209,000                  Leased
Elizabeth, New Jersey                  41,000                  Leased
Peabody, Massachusetts                 85,000                  Leased
Cincinnati, Ohio                      469,000                  Owned

     In September of 1996 the Company closed its Covington, Georgia plant, the equipment and business of which was acquired as part of the DCC Acquisition. The facility was closed and the majority of the equipment and business was assigned to other Company plants as part of the Company's ongoing rationalization strategy. The facility was leased as part of the DCC Acquisition and there are no continuing lease obligations. On September 12, 1996 the Company announced its intent to close its Peabody, Massachusetts plant, which lease obligations were assumed as part of the BSNJ Acquisition, during the first quarter of fiscal 1997. The majority of the equipment and business will be assigned to other Company locations. The Company's lease obligation on the Peabody facility expires on September 30, 1997. The Company will move its Memphis, Tennessee operation to a larger facility to accommodate production changes associated with the Company's rationalization program. The move is expected to be finalized during the first quarter of fiscal 1997. Management does not expect any loss of business or significant disruption during the relocation process. Although the Company has not announced plans to close any other specific facilities, management will continue to evaluate various alternatives to close plants and relocate equipment and product lines between plants as part of its continuing rationalization strategy.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS AND REGULATORY MATTERS
         ----------------------------------------


LITIGATION

     The Company is involved in certain proceedings relating to environmental matters as described under Item 1. "Business - Environmental, Health and Safety Matters."

     The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings which are expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------


     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders of the Company through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------


     As of December 12, 1996, there were 84 holders of record and approximately 2,200 beneficial owners of the Common Stock. Because BWAY Corporation is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's Credit Agreement dated June 17, 1996 as amended (the "Credit Agreement"), among BWAY, BSI, BSNJ, MCC, DCC, Bankers Trust Company, NationsBank, N.A. (South) and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Any future determination to pay dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements, business strategies and such other factors as the Board of Directors deems relevant at such time. The Company has not otherwise paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

     On May 28, 1996, in connection with the BSNJ Acquisition, BWAY issued an aggregate 810,970 shares of BWAY common stock (in addition to cash and notes) to 19 persons who were the stockholders of Milton Can prior to the BSNJ Acquisition. This issuance was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering. See Item 1. "Business - Acquisitions."

     The Company's Common Stock was traded on the Nasdaq National Market under the symbol "BWAY" for all of fiscal 1996. Since November 20, 1996 the Company's Common stock has been traded on the New York Stock Exchange under the symbol "BY". The table below sets forth the high and low bid information for the Common Stock for each quarterly period during the last two fiscal years after the Initial Public Offering. Prior to the Initial Public Offering, there was no established public trading market in the Common Stock.

       FISCAL QUARTER              HIGH                LOW
    --------------------          -------            -------
    Third quarter, 1995            $15.75             $14.50
    Fourth quarter, 1995           $17.75             $14.50
    First quarter, 1996            $17.75             $15.31
    Second quarter, 1996           $16.25             $12.50
    Third quarter, 1996            $19.63             $11.50
    Fourth quarter, 1996           $18.75             $16.75


     The bid information set forth above reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


     The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 1996 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of acquisitions described under "Business-- Acquisitions" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the related acquisitions. The selected consolidated financial data is qualified by, and should be read in conjunction with, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30, (1)
                                                                          --------------------------------------------------

                                                                            1996      1995      1994     1993(2)      1992
                                                                          --------  --------  --------   --------   --------
                                                                                 (In thousands except per share data)
INCOME STATEMENT DATA:

NET SALES                                                                 $283,105  $247,480  $224,701   $180,963   $134,282
                                                                          --------  --------  --------   --------   --------

COSTS, EXPENSES AND OTHER INCOME
  Cost of products sold (excluding depreciation and amortization)          234,518   206,262   191,836    156,078    115,054
  Depreciation and amortization                                              7,425     5,940     5,057      3,150      1,686
  Selling and administrative expense (3)                                    16,812    12,164    11,659      8,761      8,517
  Provision  for settlement costs (4)                                                                                  1,300
  Provision for restructuring (5)                                           12,860
  AB Leasing fees and expenses (6)                                                     1,389     1,318      1,284      1,126
  AB Leasing termination expense                                                       1,995
  Interest expense, net                                                      4,872     5,211     5,730      2,795      1,132
  Other, net                                                                  (340)     (275)      100          8         (7)
                                                                          --------  --------  --------   --------   --------
                                                                           276,147   232,686   215,700    172,155    128,808

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                  6,958    14,794     9,001      8,887      5,474

  Provision for income taxes                                                 3,239     6,021     3,756      3,731      2,052
                                                                          --------  --------  --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING                                             3,719     8,773     5,245      5,156      3,422
                                                                          --------  --------  --------   --------   --------
  Extraordinary loss resulting from the extinguishment of debt , net of
  tax benefit (7)                                                           (2,535)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING                                                                 1,184     8,773     5,245      5,156      3,422
                                                                          --------  --------  --------   --------   --------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR POSTEMPLOYMENT BENEFITS -
  Net of related tax benefit of $137 (8)                                                          (213)

NET INCOME                                                                  $1,184    $8,773    $5,032     $5,156     $3,422
                                                                          ========  ========  ========   ========   ========

PER SHARE DATA:
  Income before extraordinary item and cumulative effect of change in
      accounting                                                              $.59     $1.85     $1.27      $1.27      $0.84
  Extraordinary item                                                         (0.40)
  Change in accounting                                                                           (0.05)
                                                                          --------  --------  --------   --------   --------
  Net income                                                                 $0.19     $1.85     $1.22      $1.27      $0.84
                                                                          ========  ========  ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                             6,273     4,731     4,137      4,071      4,064
                                                                          ========  ========  ========   ========   ========

                                                                                   September 30,
                                                                                      (1)
                                                     ----------------------------------------------------------------

                                                          1996           1995         1994       1993      1992
                                                       ---------       --------    ----------  --------   -------
BALANCE SHEET DATA:
         Working capital                                $ 20,509        $ 38,811     $ 14,371   $  8,938   $ 2,830
         Property, plant and equipment, net               94,800          67,668       58,996     54,816    26,193
         Total assets                                    245,133         167,958      137,220    136,507    54,823
         Long-term debt  (including current
           maturities)                                    95,198          50,218       55,476     55,797     7,096
         Redeemable common stock                                                        2,682
         Stockholders' equity                             72,629          65,837       27,015     23,917    18,711

(1) The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year ends as September 30 and all other periods as the nearest month end.

(2) Fiscal 1993 was a 53-week year. The results of operations for the year ending September 30, 1993 include the results from the following acquisitions. On March 4, 1993, BSI acquired certain equipment, intellectual property and other assets related to Ellisco, Inc.'s Monotop business. On April 27, 1993, BSI acquired all of the stock of Armstrong Containers, Inc. (formerly Armstrong Industries, Inc.). On May 27, 1993 BSI acquired substantially all of the assets of DK Container, Inc.

(3) In fiscal 1992, selling, general and administrative expenses included $698,000 of bad debt expense relating to the bankruptcy of a major customer.

(4)  Provision for costs related to a negotiated settlement of litigation.

(5) During the fourth quarter of fiscal 1996, the Company recorded a non-recurring, non-cash restructuring charge comprised of a write-down of certain assets. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8.

(6) The Company was party to a management agreement (the ''Management Agreement'') with AB Leasing and Management, Inc. (''AB Leasing'') whereby the Company paid to AB Leasing an annual fee (the ''AB Leasing Fee'') based upon a formula, plus reimbursement for expenses. See Note 12 of the Notes to Consolidated Financial Statements set forth in Item 8. The Company and AB Leasing terminated the Management Agreement upon the consummation of the Initial Public Offering. Pursuant to the termination agreement the Company issued 133,000 shares of Common Stock to AB Leasing prior to the effectiveness of the Initial Public Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 ($1,200,000 net of tax effect) in connection therewith in the period in which such shares were issued.

(7) The Company recorded an extraordinary loss related to the prepayment of the $50 million principal amount of 8.35% Senior Secured Notes during the third quarter of fiscal 1996.

(8) Effective October 1, 1993, the Company changed its method of accounting for post employment benefits as a result of adopting Statement of Financial Accounting Standards No. 112 which resulted in a one-time non-cash charge of $213,000 and had no material subsequent impact on income from operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in Item 8 of this report.


GENERAL

  Industry

     The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants. The specific metal packaging markets in which the Company competes are generally mature and stable. On average, domestic industry growth rates have historically followed US GDP growth rates. Management believes that companies that have managed sustained growth in these markets above the GDP level have typically accomplished this growth primarily through acquisitions. Industry consolidation has occurred during recent years.

  Sales Growth

     The Company's net sales have grown at a compounded annual rate of 16.5% from 1991 through 1996 primarily as a result of acquisitions during this period and, to a lesser extent, market penetration in key existing product segments and new product development. The acquisitions have strengthened and expanded the Company's position in key product and geographic markets and, through consolidation, have enabled the Company to achieve operating synergies.

  Raw Materials

      The largest component of cost of sales is tinplate steel, which is currently supplied by large, national manufacturers. Tinplate prices have historically been negotiated once per year, with changes effective January 1, and have typically remained stable for the subsequent one year period. The Company is working with other companies to lower the overall cost of its steel purchases. Tinplate consumers typically negotiate late in the year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

     Steel prices have historically been adjusted as of January 1 of a calendar year. Most steel producers have announced their intentions to increase prices for tinmill products by approximately 2.5% to 3.0%, and cold rolled products by approximately 3.0% to 5.0% effective January 1, 1997. The Company has historically arranged for raw material prices which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

     Gross Profit Margins

     Continuous advances in manufacturing productivity and cost reduction have been critical to the Company's ability to improve margins. The BSNJ Acquisition and the DCC Acquisition during fiscal 1996 and the acquisition of BMFCC's aerosol business subsequent to fiscal year 1996 are expected to increase the Company's sales by approximately 60%. These acquired sales have historically provided lower gross margins than those reported by the Company. The Company's objective is to maximize synergies by employing the historically successful 3R strategic initiative to Rationalize, Reengineer and Recapitalize these acquired businesses. Although employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the recent acquisitions have been accrued for through purchase accounting adjustments, the Company incurred in fiscal 1996, and will incur in fiscal 1997, other non-recurring costs which under current accounting pronouncements will be charged against operating gross margins. As a result of the lower margins of the acquired businesses and the effect of rationalization initiatives, overall margins for the Company decreased during the fourth quarter of fiscal 1996 and are expected to be lower during 1997. Management's objective is to return to historical gross margin levels through employment of the 3R initiative.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 (FISCAL 1996) COMPARED TO YEAR ENDED SEPTEMBER 30, 1995 (FISCAL 1995).

     Net Sales. Net sales for fiscal 1996 were $283.1 million, an increase of $35.6 million or 14.4% from $247.5 million in fiscal 1995. The increase resulted primarily from the BSNJ Acquisition and the DCC Acquisition late in the third quarter of fiscal 1996. Fiscal 1996 sales excluding the acquisitions were up slightly over fiscal 1995.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1996 was $234.5 million, an increase of $28.3 million or 13.7% from $206.3 million in fiscal 1995. The increase is primarily attributable to increased sales from the acquisitions. Cost of products sold as a percent of sales decreased to 82.8% in fiscal 1996 from 83.3% in fiscal 1995. The Company's facilities existing prior to the BSNJ Acquisition and the DCC Acquisition realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives, and as a result of more effective steel purchasing. Gains were more than offset by higher costs at the recently acquired facilities where the Company has initiated an aggressive rationalization program. Although employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the recent acquisitions have been accrued for through purchase accounting adjustments, the Company incurred in fiscal 1996, and will incur in fiscal 1997, other non-recurring costs which, under current accounting pronouncements, will be charged against operating income.

     Income before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting. Income before income taxes, extraordinary items and cumulative effect of change in accounting for fiscal 1996 was $7.0 million, a decrease of $7.8 million or 53.0% from $14.8 million in fiscal 1995. The achieved gains described above were more than offset by a non-cash restructuring charge of $12.9 million (before taxes) recorded during fiscal 1996. The restructuring charge was due to increased volumes resulting from the acquisitions providing the opportunity for the Company to consolidate certain of its manufacturing processes to improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment beginning in early fiscal 1997 and ending in fiscal 1998. When fully implemented, the rationalization is expected on an overall basis to result in reduced overhead expense and enhanced operational efficiencies. Depreciation and amortization increased from $5.9 million in fiscal 1995 to $7.4 million in fiscal 1996 due to the recent acquisitions and as a result of capital spending related to the Company's cost reduction and productivity improvement initiatives. Selling and administrative expense of $16.8 million for fiscal 1996 increased from $12.2 million in fiscal 1995, primarily due to the recent acquisitions and building corporate infrastructure to support the recent acquisitions, continued growth plans and the increased costs associated with being a public company. Net interest expense decreased to $4.9 million in fiscal 1996 from $5.2 million in fiscal 1995, as the benefits accrued from the cash received from the Initial Public Offering were partially offset by interest on borrowings to finance the acquisitions late in the year.

     Net Income. Net Income for fiscal 1996 was $1.2 million, a decrease of $7.6 million from fiscal 1995. In addition to the factors mentioned above, the Company recorded an extraordinary charge of $2.5 million (after tax) associated with the early repayment of the Company's debt.

 YEAR ENDED SEPTEMBER 30, 1995 (FISCAL 1995) COMPARED TO YEAR ENDED SEPTEMBER 30, 1994 (FISCAL 1994).

     Net Sales. Net sales for fiscal 1995 were $247.5 million, an increase of $22.8 million or 10.1% from $224.7 million in fiscal 1994. The increase resulted primarily from higher unit sales for nearly all products due to increased market demand and, to a lesser extent, a price increase implemented on most products effective January 1, 1995 in response to steel cost increases. Higher unit sales resulted in part from the Company's October 1994 introduction of newly designed steel pails meeting the new U.S. Department of Transportation (''DOT'') regulations for pails containing certain volatile materials.

     Cost of Products Sold. Cost of products sold in fiscal 1995 was $206.3 million, an increase of $14.4 million or 7.5% from $191.8 million in fiscal 1994. The increase resulted from higher unit sales and increases in raw material prices. Cost of products sold as a percent of sales decreased to 83.3% in fiscal 1995 from 85.4% in fiscal 1994. The improvement is largely attributable to realized efficiencies from recent capital projects and rationalization programs.

     Income before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting. Income before income taxes, extraordinary item and cumulative effect of change in accounting for fiscal 1995 was $14.8 million, an increase of $5.8 million or 64.4% from $9.0 million in fiscal 1994. The increase was partially due to the reasons described above. Depreciation and amortization increased from $5.1 million in fiscal year 1994 to $5.9 million in fiscal 1995 as the result of capital spending related to the Company's cost reduction and productivity improvement initiatives. Selling and administrative expense of $12.2 million for fiscal year 1995 increased from $11.7 million in fiscal 1994, primarily due to the requirements of being a public company. Fiscal year 1995 included a one-time, non-cash charge of $2.0 million associated with the Company's termination of AB Leasing management contract. Interest expense decreased to $5.2 million in fiscal 1995 from $5.7 million in fiscal 1994 due to the reduction of the Company's debt through application of the proceeds of the Initial Public Offering.

     Net Income. Net Income for fiscal 1995 was $8.8 million, an increase of $3.8 million over fiscal 1994. The first quarter of fiscal 1994 included a charge for the cumulative effect of change in accounting of $213,000 (after tax) as a result of the Company adopting Statement of Financial Accounting Standards No. 112 in fiscal 1994.

SEASONALITY

     Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year. On an aggregate basis, however, the Company's sales have not been significantly affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, net cash provided by operating activities was $26.2 million. This amount included $4.2 million from a decrease in primary working capital (excluding working capital acquired from the BSNJ Acquisition and the DCC Acquisition). Deferred income taxes decreased by $4.8 million largely the result of the $12.9 million restructuring charge discussed above.

  During fiscal 1996, the Company generated $34.4 million from net financing activities. During the third quarter of fiscal 1996, the Company repaid its existing debt, and established a new Credit Agreement ("Credit Agreement") with Bankers Trust Company and NationsBank, N.A. pursuant to which the Company and its subsidiaries can borrow up to $150 million or, up to $175 million providing certain conditions are met. The Credit Agreement expires June 17, 2001. Interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty.

The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and other restricted payments. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing Revolving Credit Facility, finance acquisitions and meet operating needs. The Company incurred a $2.5 million, after tax, one-time charge associated with its 1996 debt restructuring.

     The Company used $9.5 million to purchase treasury stock prior to the BSNJ Acquisition. This treasury stock was reissued along with new shares as part of the consideration in acquiring Milton Can.

     Cash and cash equivalents were $23.5 million at the beginning of fiscal 1996, and were $1.9 million at the end of fiscal 1996.

     The Company used $82.3 million in cash for investment activities during fiscal 1996. Capital expenditures of $12.7 million in fiscal 1996 were primarily focused on improving the Company's manufacturing processes and have enabled the Company to reduce operating costs, which has had a positive effect on operating margins. The Company also invested in computer hardware and software to improve administrative systems. Management expects to spend an aggregate of $75 million to $100 million on capital expenditures during the next five fiscal years. Capital expenditures will focus on, among other things, continued cost reductions, operating efficiencies, and investments in technology associated with the Company's fiscal 1996 restructuring charge and 3R strategic initiative to Rationalize, Reengineer and Recapitalize. Consistent with recent years, planned capital spending is significantly higher than depreciation. In addition to capital expenditures, the Company used $69.7 million of cash for the BSNJ Acquisition and the DCC Acquisition.

     Management believes that cash provided from operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness to finance such acquisitions.

     During fiscal 1995, $20.4 million of net cash was provided by financing activities, principally reflecting the receipt of $25.0 million of net proceeds in connection with the Initial Public Offering and net debt repayments of $5.3 million. Net cash provided by operating activities during the year was $12.1 million, which included the effects of a $7.1 million increase in primary working capital (defined as inventory plus accounts receivable less accounts payable). The Company reduced its long-term debt from $55.2 million as of the end of fiscal 1994 to $50.1 million as of the end of fiscal 1995, primarily as a result of the Initial Public Offering. Net cash used for investment activities during the year was $13.6 million, reflecting capital expenditures equal to such amount. In total, the Company had an aggregate increase in cash and cash equivalents during fiscal 1995 of $18.9 million.

ENVIRONMENTAL MATTERS

     For information regarding environmental matters, see Item 1. "Business - Environmental, Health and Safety Matters."


EFFECT OF INFLATION

     Historically, the Company has generally been able to recover increased costs of raw materials through price increases for the Company's products, although there can be no assurances that this practice will continue. This ability, together with cost reductions achieved through line rationalization and productivity improvements, have mitigated the impact of inflation on the Company's results of operations. Management currently believes that inflation will not have a material adverse impact on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the FASB issued Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This Standard is required to be implemented in fiscal 1997. The Company will continue to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted Statement No. 121 during fiscal 1996. There was no cumulative effect adjustment recorded upon adoption.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

        See the attached Consolidated Financial Statements (pages F-1 through F-21).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Inapplicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------
          Incorporated by reference to the Company's 1996 Proxy Statement to be filed with the Commission.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
          Incorporated by reference to the Company's 1996 Proxy Statement to be filed with the Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
          Incorporated by reference to the Company's 1996 Proxy Statement to be filed with the Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          Incorporated by reference to the Company's 1996 Proxy Statement to be filed with the Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------


  The following documents are filed as a part of this report:

     (a)   (1)  The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-21.
           (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
           (3)  The exhibits listed in the Index to Exhibits.

     (b)  Reports on Form 8 - K.

     The Company filed an amendment to the Current Report on Form 8-K, which had been initially filed on June 12, 1996, on August 12, 1996 pursuant to Item 7(a)(4) of Form 8-K. The Report covered the BSNJ Acquisition and included audited financial statements of Milton Can as of December 31, 1995. Also included were unaudited pro forma consolidated financial statements giving effect to the purchase as if the transaction occurred on October 3, 1994.

  The Company also filed during the fourth quarter of fiscal 1996 a Form 8-K on July 1, 1996. On August 30, 1996 pursuant to Item 7(a)(4) of Form 8-K, an amendment to this report was filed. These reports covered the DCC Acquisition and included audited financial statements of Davies Can for the years ended December 31, 1995 and 1994. The Report also included the unaudited pro forma consolidated financial statements giving effect to the purchase as if the transaction occurred on October 3, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BWAY CORPORATION


                                 By: /s/ Warren J. Hayford
                                     -----------------------------------------
                                     Warren J. Hayford
                                     Chairman of the Board and Chief Executive
                                     Officer

                                 Date: December 27, 1996
                                      -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 27, 1996.


SIGNATURES                         TITLE
----------                         -----

/s/ Warren J. Hayford
--------------------------------
Warren J. Hayford                  Chairman of the Board, Chief Executive
                                   Officer and Director

/s/ John T. Stirrup
--------------------------------
John T. Stirrup                    President, Chief Operating Officer and
                                   Director

/s/ James W. Milton
--------------------------------
James W. Milton                    Executive Vice President and Director


/s/ David P. Hayford
--------------------------------
David P. Hayford                   Senior Vice President and Chief Financial
                                   Officer

/s/ Kevin C. Kern
---------------------------------
Kevin C. Kern                      Vice President and Corporate Controller
                                   (Principal Accounting Officer)

/s/ Thomas A. Donahoe
---------------------------------
Thomas A. Donahoe                  Director


/s/ Alexander P. Dyer
---------------------------------
Alexander P. Dyer                  Director


---------------------------------
Jean-Pierre Ergas                  Director


---------------------------------
John E. Jones                      Director


---------------------------------
John W. Puth                       Director

                       BWAY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                              SEPTEMBER 29, 1996
                       AND INDEPENDENT AUDITORS' REPORT


                                     INDEX

                                                                     Page Number

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets at September 29, 1996
  and October 1, 1995                                                    F-2

Consolidated Statements of Operations for each of the three years
  in the period ended September 29, 1996                                 F-4

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended September 29, 1996                     F-5

Consolidated Statements of Cash Flows for each of the three years
  in the period ended September 29, 1996                                 F-6

Notes to Consolidated Financial Statements                               F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of September 29, 1996 and October 1, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 1996 and October 1, 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 29, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 of Notes to Consolidated Financial Statements, in 1994 the Company changed its method of accounting for postemployment benefits.


/s/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP
---------------------

Atlanta, Georgia
November 8, 1996


BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------

                                                                          September 29,           October 1,
ASSETS                                                                        1996                   1995
CURRENT ASSETS:
  Cash and cash equivalents                                              $  1,852.00            $ 23,538.00
  Accounts receivable, net of  allowance for doubtful accounts
   of $390 (1996) and $386 (1995)                                          39,011.00              29,782.00
  Inventories                                                              37,044.00              19,388.00
  Other current assets                                                      1,293.00               1,103.00
  Deferred tax asset                                                        2,405.00                 389.00
                                                                         -----------            -----------
      Total current assets                                                 81,605.00              74,200.00

PROPERTY, PLANT, AND EQUIPMENT - Net                                       94,800.00              67,668.00

OTHER ASSETS:
  Intangible assets, net                                                   64,807.00              22,011.00
  Deferred financing costs, net of accumulated amortization
    of $83 (1996) and $1,400 (1995)                                         1,336.00               2,908.00
  Other assets                                                              2,585.00               1,171.00
                                                                         -----------            -----------
      Total other assets                                                   68,728.00              26,090.00
                                                                         -----------            -----------
                                                                         $245,133.00            $167,958.00
                                                                         ===========            ===========


See notes to consolidated financial statements.




BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
----------------------------------------------------------------------------------------------------------

                                                                              September 29,     October 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               1996            1995
CURRENT LIABILITIES:
  Accounts payable                                                           $ 36,206.00     $ 22,194.00
  Accrued salaries and wages                                                    4,252.00        3,134.00
  Accrued income taxes                                                            759.00          910.00
  Other current liabilities                                                    14,581.00        6,415.00
  Accrued rebates                                                               3,382.00        2,581.00
  Current maturities of long-term debt                                          1,916.00          155.00
                                                                             -----------     -----------
      Total current liabilities                                                61,096.00       35,389.00

LONG-TERM DEBT                                                                 93,282.00       50,063.00

LONG-TERM LIABILITIES:
  Deferred income taxes                                                        14,135.00       14,632.00
  Other                                                                         3,991.00        2,037.00
                                                                             -----------     -----------
        Total long-term liabilities                                            18,126.00       16,669.00

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 5,000,000 shares                         -               -
  Common stock, $.01 par value; authorized 24,000,000 shares, issued
    6,564,546 (1996) and 6,409,750 (1995)                                          66.00           64.00
  Additional paid-in capital                                                   37,612.00       31,734.00
  Retained earnings                                                            35,569.00       34,385.00
                                                                             -----------     -----------
                                                                               73,247.00       66,183.00
  Less treasury stock, at cost, 32,791 (1996) and 69,563 (1995)                  (618.00)        (346.00)
                                                                             -----------     -----------
      Total stockholders' equity                                               72,629.00       65,837.00
                                                                             -----------     -----------
                                                                             $245,133.00     $167,958.00
                                                                             ===========     ===========





BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------
                                                                                  Year Ended
                                                                   -----------------------------------------
                                                                   September 29,     October 1,   October 2,
                                                                       1996            1995         1994
NET SALES                                                             $283,105        $247,480     $224,701

COSTS, EXPENSES, AND OTHER INCOME:
  Cost of products sold (excluding depreciation and amortization)      234,518         206,262      191,836
  Depreciation and amortization                                          7,425           5,940        5,057
  Selling and administrative expense                                    16,812          12,164       11,659
  Provision for restructuring                                           12,860
  Interest expense, net                                                  4,872           5,211        5,730
  AB leasing fees and expenses                                                           1,389        1,318
  AB leasing termination expense                                                         1,995
  Other, net                                                              (340)           (275)         100
                                                                      --------        --------     --------
      Total costs, expenses, and other income                          276,147         232,686      215,700
                                                                      --------        --------     --------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM,
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                          6,958          14,794        9,001

PROVISION FOR INCOME TAXES                                               3,239           6,021        3,756
                                                                      --------        --------     --------

INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                              3,719           8,773        5,245

EXTRAORDINARY LOSS RESULTING FROM THE
  EXTINGUISHMENT OF DEBT - Net of related tax
  benefit of $1,683                                                     (2,535)
                                                                      --------        --------     --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING                                                          1,184           8,773        5,245

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS - Net of related tax benefit
  of $137                                                                                              (213)

NET INCOME                                                            $  1,184        $  8,773     $  5,032
                                                                      ========        ========     ========

EARNINGS PER COMMON SHARE:
  Income before extraordinary item and cumulative
    effect of change in accounting                                    $   0.59        $   1.85     $   1.27
  Extraordinary item                                                     (0.40)
                                                                      --------        --------     --------
  Change in accounting                                                                                (0.05)

        Net income                                                    $   0.19        $   1.85     $   1.22
                                                                      ========        ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               6,273           4,731        4,137
                                                                      ========        ========     ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

-------------------------------------------------------------------------------------------------------------------------

                                                   Number of
                                                    Shares
                                              --------------------             Additional
                                              Common     Treasury    Common     Paid-In   Retained   Treasury
                                              Stock       Stock      Stock      Capital   Earnings    Stock       Total
BALANCE October 3, 1993                        4,049        (27)      $40      $ 3,374    $20,580     $   (77)   $23,917
  Net income                                                                                5,032                  5,032
  Issuance of common stock                       146                    2          916                               918
  Transfer of redeemable common stock                                  (4)        (296)    (2,382)                (2,682)
  Purchase of treasury stock                                (28)                                         (170)      (170)
                                               -----       ----       ---      -------    -------     -------    -------
BALANCE October 2, 1994                        4,195        (55)       38        3,994     23,230        (247)    27,015
  Net income                                                                                8,773                  8,773
  Issuance of common stock before
    Initial Public Offering                       65                    1          504                               505
  Accretion of redeemable common stock                                                       (372)                  (372)
  Lapse of put on redeemable common stock                               4          296      2,754                  3,054
  Initial Public Offering of common stock      2,017                   20       24,946                            24,966
  Common stock issued to AB Leasing
    for termination of management contract       133                    1        1,994                             1,995
  Purchase of treasury stock                                (15)                                          (99)       (99)
                                               -----       ----       ---      -------    -------     -------    -------
BALANCE  October 1, 1995                       6,410        (70)       64       31,734     34,385        (346)    65,837
  Net income                                                                                1,184                  1,184
  Issuance of common stock for acquisitions      155        656         2        5,984                  8,614     14,600
  Issuance of treasury stock under employee
    savings plan                                             31                      6                    583        589
  Purchase of treasury stock                       -       (650)        -            -          -      (9,469)    (9,469)
  Other                                                                           (112)                             (112)
                                               -----       ----       ---      -------    -------     -------    -------
BALANCE  September 29, 1996                    6,565        (33)      $66      $37,612    $35,569     $  (618)   $72,629
                                               =====       ====       ===      =======    =======     =======    =======

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Year Ended
                                                                                    ------------------------------------------
                                                                                    September 29,     October 1,    October 2,
                                                                                        1996            1995           1994
OPERATING ACTIVITIES:
  Net income                                                                           $  1,184       $  8,773       $  5,032
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                                          5,656          4,853          3,922
    Amortization of intangibles                                                           1,769          1,087          1,135
    Amortization of deferred financing costs                                                525            609            623
    Write-off of deferred loan fees related to debt extinguishment                        2,466
    Common stock issued under employee savings plan                                         589
    Provision for doubtful accounts                                                         188           (224)           250
    Restructuring charge                                                                 12,860
    (Gain) loss on disposition of property, plant, and equipment                            (21)            68            112
    Deferred income taxes                                                                (4,837)         1,314            954
    Termination of AB Leasing contract through issuance of common shares                                 1,995
    Changes in assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                                                 3,271         (4,836)         2,337
      Inventories                                                                        (2,962)          (730)           776
      Other assets                                                                          (54)           623           (583)
      Accounts payable                                                                    3,847         (1,597)         2,598
      Accrued liabilities                                                                 1,628           (506)        (3,428)
      Income taxes, net                                                                     131            642           (461)
                                                                                       --------       --------       --------
        Net cash provided by operating activities                                        26,240         12,071         13,267
INVESTING ACTIVITIES: -
  Acquisitions, net of cash acquired                                                    (69,697)
  Capital expenditures                                                                  (12,671)       (13,593)        (8,698)
  Proceeds from disposition of property, plant, and equipment                                21
  Other                                                                                                                   (55)
                                                                                       --------       --------       --------
        Net cash used in investing activities                                           (82,347)       (13,593)        (8,753)

                                                                                                                   (Continued)

BWAY CORPORATION AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended
                                                                         ---------------------------------------
                                                                         September 29,   October 1,   October 2,
                                                                             1996          1995          1994
FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank revolving credit agreement        $ 93,770       $(5,000)     $ 5,000
  Extinguishment of longterm debt                                           (50,000)
  Net proceeds from Initial Public Offering                                                24,966
  Proceeds from issuance of common stock before Initial Public Offer                          505          918
  Repayments on longterm debt                                                (2,095)         (258)      (5,321)
  Increase (decrease) in unpresented bank drafts                              4,335           403       (3,426)
  Purchases of treasury stock                                                (9,469)          (99)        (170)
  Financing costs incurred                                                   (1,419)          (75)        (131)
  Common stock issued under employee savings plan                              (589)
  Other                                                                        (112)
                                                                           --------       -------      -------
        Net cash provided by (used in) financing activities                  34,421        20,442       (3,130)
                                                                           --------       -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (21,686)       18,920        1,384

CASH AND CASH EQUIVALENTS  Beginning of year                                 23,538         4,618        3,234
                                                                           --------       -------      -------
CASH AND CASH EQUIVALENTS  End of year                                      $ 1,852       $23,538       $4,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                $ 6,010       $ 4,636      $ 5,084
                                                                           ========       =======      =======
    Income taxes                                                            $ 6,544       $ 4,054      $ 2,723
                                                                           ========       =======      =======

  Details of businesses acquired were as follows:
    Fair value of assets acquired                                          $107,710
    Liabilities assumed                                                     (22,256)
    Value of common stock issued                                            (14,600)
    Longterm note issued                                                     (1,000)
                                                                           --------
        Net cash paid for acquisitions                                     $ 69,854
                                                                           ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions                                     $ 14,600
                                                                           ========

  Common stock issued under employee savings plan                          $    589
                                                                           ========


See notes to consolidated financial statements.
                                                                                                      (Concluded)

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 29, 1996 AND OCTOBER 1, 1995 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
SEPTEMBER 29, 1996
-------------------------------------------------------------------------------
1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business Operations - BWAY Corporation ("BWAY") is a holding company whose subsidiaries, Brockway Standard, Inc. ("BSI"), Milton Can Company, Inc. ("MCC"), and Brockway Standard (Canada), Inc. ("BSCI") (collectively the "Company") manufacture and distribute metal containers in the United States and Canada. On May 28, 1996, BWAY acquired 100% of MCC's outstanding stock and on June 17, 1996, BSI acquired the Davies Can Division of Van Dorn Company, a wholly owned subsidiary of Crown Cork and Seal Company, Inc. ("Crown").

    On June 20, 1995, in connection with the public offering of the Company's stock, the Company increased the number of shares of common stock outstanding through an approximately 374-for-1 stock split. Accordingly, earnings per share and share data have been adjusted to give retroactive effect to the stock split for all periods presented.

    Principles of Consolidation - The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries, BSI, MCC, and BSCI. All material intercompany balances and transactions have been eliminated in consolidation.

    Fiscal Year - The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year.

    Inventories - Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation.

    Property, Plant, and Equipment - Property, plant, and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis for financial reporting purposes. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred. When property items are retired or otherwise disposed of, amounts applicable to such units are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

              Buildings and improvements                    17-20 years
              Machinery and equipment                       12-20 years
              Furniture and fixtures                         5-20 years
              Computer systems                                5-7 years

Computer Information Systems - Costs directly associated with the initial purchase, development, and implementation of computer information systems are deferred and included in property, plant, and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five to seven years. Ongoing maintenance costs of computer information systems are expensed.

Intangible Assets - Intangible assets consist of identifiable intangibles (trademarks, customer lists, and covenants not-to-compete) and goodwill. Identifiable intangibles are amortized over the term of the agreement (5 to 7 years) or estimated useful life (2 to 17 years). Goodwill is amortized over 30 years on a straight-line basis.

Deferred Financing Costs - Deferred financing costs are being amortized over the term of the related loan agreement using the straight-line method, which approximates the effective yield method.

Revenue Recognition - The Company recognizes revenue at the time the product is shipped to the customer.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires, among other things, the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - The Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," as of October 1, 1995. In accordance with SFAS 121, the Company has elected to review for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows without interest expense. In the event of an impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows without interest expense. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There was no cumulative effect adjustment recorded upon adoption.

Postemployment Benefits - The Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," as of October 4, 1993, which resulted in an after-tax cumulative effect charge of $213 thousand to fiscal 1994 first quarter earnings.

Cash and Cash Equivalents - For purposes of the presentation of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounting for Stock Options - The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Standards Board issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This Standard is required to be implemented in fiscal year 1997. The Company will continue to account for stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Earnings Per Common Share - Earnings per common share are based on the weighted average number of common shares (including redeemable common shares) and common stock equivalents outstanding during each year. Common stock sold during the twelve-month period prior to the initial filing of the Registration Statement has been included in the earnings per share calculation for all periods presented in accordance with Staff Accounting Bulletin No. 83. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.  ACQUISITIONS

Milton Can Company - On May 28, 1996, the Company acquired all of the outstanding stock of Milton Can Company, Inc. ("MCC"). MCC is a manufacturer of paint, oblong, and specialty cans within the general line segment of the North American metal container industry. The Company paid $13.4 million in cash, $1 million in notes, and $14.6 million in BWAY stock subject to an adjustment based on the change in working capital from December 31, 1995 through May 28, 1996. The Company issued a total of 810,970 shares in connection with the merger, comprised of 656,174 shares of its treasury stock and 154,796 newly issued shares. In addition, the Company repaid MCC's approximately $12.3 million in term and revolving bank debt concurrent with consummation of the purchase transaction.

Davies Can Company - On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company (a wholly owned subsidiary of Crown Cork & Seal Company, Inc.). Davies manufactures paint, oblong, and utility cans within the general line segment of the North American metal container industry. The Company paid approximately $41.7 million in cash, subject to an adjustment based on the change in working capital from December 31, 1995 through June 17, 1996.

The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at September 29, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for both MCC and Davies have been included in the Company's consolidated financial statements since the date of acquisition. The excess purchase price over the fair market value of net identifiable assets acquired was, in aggregate, approximately $42 million.

The following pro forma results assume the acquisitions of MCC and Davies occurred at the beginning of the fiscal year ended October 1, 1995 after giving affect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects.

                                                   TWELVE MONTHS ENDED
                                               ----------------------------
                                               SEPTEMBER 29,    OCTOBER 1,
                                                   1996           1995
                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)
Net sales                                      $362,044         $367,311
Income (loss) before extraordinary item          (1,926)           4,642
Net income (loss)                                (4,201)           4,642
Earnings (loss) per common share:
  Income (loss) before extraordinary           $  (0.28)        $   0.84
   item
  Net income (loss)                            $  (0.62)        $   0.84


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                               SEPTEMBER 29,    OCTOBER 1,
                                   1996            1995
Inventories at FIFO cost:
  Raw materials                    $ 9,300        $ 4,183
  Work-in-progress                  18,601         11,189
  Finished goods                     9,189          5,020
                                   -------        -------
                                    37,090         20,392
Reduction to LIFO valuation            (46)        (1,004)
                                   -------        -------
                                   $37,044        $19,388
                                   =======        =======


4.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

                                        SEPTEMBER 29,   OCTOBER 1,
                                             1996          1995

Land                                       $  2,288     $    988
Building and improvements                    14,145        7,205
Machinery and equipment                      80,328       65,655
Furniture and fixtures                        2,531        2,244
Construction in progress                     12,423        6,441
                                           --------     --------
                                            111,715       82,533
Less accumulated depreciation               (16,915)     (14,865)
                                           --------     --------
Property, plant, and equipment - net       $ 94,800     $ 67,668
                                           ========     ========

5.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                  SEPTEMBER 29,    OCTOBER 1,
                                      1996           1995
Goodwill                             $52,943        $22,027
Customer lists                         7,071
Tradename                              4,629            310
Noncompete agreements                  4,494          2,244
                                     -------        -------
                                      69,137         24,581
Less accumulated amortization         (4,330)        (2,570)
                                     -------        -------
                                     $64,807        $22,011
                                     =======        =======


6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Included in accounts payable at September 29, 1996 and October 1, 1995 are bank drafts issued and outstanding of approximately $7.9 million and $3.6 million, respectively, for which no rights of offset exist to cash and cash equivalents.

7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                           SEPTEMBER 29,   OCTOBER 1,
                                               1996          1995
8.35% Notes                                                 $50,000
Credit agreement                              $92,000
Other borrowings                                3,198           218
                                              -------       -------
                                               95,198        50,218
Less current maturities of long-term debt      (1,916)         (155)
                                              -------       -------
Long-term debt                                $93,282       $50,063
                                              =======       =======


On June 17, 1996, the Company terminated its existing bank agreement and entered into a new credit agreement with Bankers Trust Company and NationsBank, N.A. (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations under the Company's previous revolving credit facility. Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001 ("Senior Secured Notes"). In conjunction with the prepayment of the Senior Secured Notes, the Company recorded an extraordinary loss related to the early extinguishment of debt in the amount of $2.5 million, net of taxes.

The Credit Agreement, which expires June 17, 2001, allows the Company to borrow up to $175 million. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time

("Prime") or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's initial borrowing rate is at its option either LIBOR plus 1.0%, or Prime. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, the Company is restricted in its ability to pay dividends and other restricted payments in an amount greater than approximately $6.6 million at September 29, 1996 and to incur additional indebtedness.

Scheduled maturities of long-term debt as of September 29, 1996 are as follows (in thousands):


               FISCAL YEAR
               1997                               $ 1,916
               1998                                 1,282
               1999                                     -
               2000                                     -
               2001                                92,000
                                                  -------
                                                  $95,198
                                                  =======


Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt at September 29, 1996 was estimated to approximate book value and at October 1, 1995 was estimated at $50.9 million.

8.  STOCKHOLDERS' EQUITY

Initial Public Offering

On June 20, 1995, the Company completed its Initial Public Offering with the sale of 1,657,866 shares of common stock and realized net proceeds of approximately $20.3 million. On July 25, 1995, an additional 359,086 shares of the Company's stock were sold to cover overallotments, providing additional net proceeds of approximately $4.7 million.

Stock Options

Immediately prior to the Initial Public Offering in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Formula Plan") for its directors, officers, and key employees. On August 20, 1996, the Board of Directors i) adopted, subject to shareholders approval, the Amended and Restated 1995 Long-Term Incentive Plan (the "Amended Incentive Plan"), which Amended Incentive Plan increased the aggregate number of shares of common stock authorized for issuance under the Amended Incentive Plan from 490,000 to 750,000, and ii) froze the Formula Plan with only 30,000 of the available 100,000 shares of common stock being granted thereunder. Included in options granted for the year ended September 29, 1996 are 107,600 options which are subject to shareholder approval of the Amended Incentive Plan. The options expire ten years from date of grant; none of the options had been exercised as of September 29, 1996.

The following table summarized the activity in common shares subject to options for the two years ended September 29, 1996:


Outstanding - October 2, 1994                                        -

  Granted ($14.50 - $16.00 per share)                          213,000
                                                               -------

Outstanding - October 1, 1995                                  213,000

  Granted, net ($17.50 - $19.00 per share)                     382,200
                                                               -------

Outstanding - September 29, 1996                               595,200
                                                               =======

Exercisable - September 29, 1996                                96,067
                                                               =======


Shareholder Rights Plan

The Company has a Shareholder Rights Plan, as amended by Amendment No. 1 to the Rights Plan dated February 12, 1996 (as amended, the "Rights Plan"), under which one preferred share purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock after a person or group other than an Exempt Person (as defined in the Rights Plan), without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or ten business days after a person or group announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one one-thousandth share of Junior Participating Series A Preferred Stock at an exercise price of $60 per share subject to adjustment to prevent dilution. The rights have no voting power and no current dilutive effect on earnings per common share. The rights expire on June 15, 2005 and are redeemable at the discretion of the Board of Directors at $.01 per share.

If a person acquires 15% ownership, except in an offer approved by the Company under the Rights Plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

9.  INCOME TAXES

The Company file a consolidated federal income tax return. Deferred income taxes are provided to recognize the differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of net deferred tax liability are as follows (in thousands):

                                          September 29,   October 1,
                                              1996           1995
Deferred tax liabilities:
  Property, plant, and equipment             $16,452       $14,590
  Inventory                                      660         1,580
  Other                                        1,097           549
                                             -------       -------
                                              18,209        16,719

Deferred tax assets:
  Restructuring costs                          2,279
  Employee benefits                            1,404         1,238
  Customer claims/rebates                      1,346           513
  Accounts receivable                            244           150
  Other                                        1,206           575
                                             -------       -------
                                               6,479         2,476
                                             -------       -------
Net deferred tax liability                   $11,730       $14,243
                                             =======       =======

Net current deferred tax asset               $(2,405)      $  (389)
Net noncurrent deferred tax liability         14,135        14,632
                                             -------       -------
                                             $11,730       $14,243
                                             =======       =======


The provision for income taxes is reconciled with the federal statutory rate as follows (dollars in thousands):

                                               1996               1995               1994
                                         ---------------     ----------------     --------------
                                         AMOUNT      %       AMOUNT      %        AMOUNT     %

Income tax at federal statutory rate     $2,435     35.0%    $5,178     35.0 %    $2,941    34.0%
State income taxes, net of federal
  income tax benefit                        314      4.5%       562      3.8 %       346     4.0%
Nondeductible amortization of
  intangibles                               476      6.8%       304      2.1 %       301     3.5%
Other                                        14      0.2%       (23)    (0.2)%        31     0.3%
                                         -------    ----     ------     -----     ------    ----
                                         $3,239     46.5%    $6,021     40.7 %    $3,619    41.8%
                                         =======    ====     ======     =====     ======    ====

The components of the provision for income taxes are as follows (in thousands):

                            SEPTEMBER 29,    OCTOBER 1,   OCTOBER 2,
                                 1996           1995         1994
Current:
  Federal                      $ 7,265         $4,287       $2,394
  State                            811            420          408
Deferred                        (4,837)         1,314          954
                               -------         ------       ------
                               $ 3,239         $6,021       $3,756
                               =======         ======       ======


10.  LEASE COMMITMENTS

The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $3.3 million (1996), $2.6 million (1995), and $2.6 million (1994).

MCC leases its primary operating facility under an operating lease from a partnership in which certain members of MCC's management are partners. The lease, which is for a five-year period ending on September 30, 1999 with renewal options, carries a monthly lease payment of $52,457.

MCC also leases a portion of a building under a capital lease. The present values of minimum lease payments are presented in the consolidated balance sheets as current and noncurrent obligations under capital leases of $110,897 and $252,404, respectively, at September 29, 1996. The lease does not contain a renewal or purchase option by the Company.

Leased capital assets included in property, plant, and equipment at September 29, 1996 are as follows:


         Buildings                                        $181,605
         Less accumulated amortization                     (18,161)
                                                          --------
                                                          $163,444
                                                          ========

At September 29, 1996, future minimum rental payments under capitalized leases and under noncancelable operating leases are as follows (in thousands):

                                           CAPITAL       OPERATING
FISCAL YEAR                                LEASES         LEASES
1997                                        $137          $ 5,238
1998                                         137            3,879
1999                                         137            3,285
2000                                                        1,846
2001                                                        1,407
Thereafter                                                  1,955
                                            ----          -------
       Total minium lease payments           411          $17,610
                                                          =======
Imputed interest at 8.66%                    (48)
                                            ----
Present value of minimum capitalized
 lease payments                             $363
                                            ====

11.  PROFIT SHARING AND PENSION PLANS

The Company has qualified profit sharing and savings plans for specified employees. These plans are contributory defined contribution plans which provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $1.5 million (1996), $1.2 million
(1995), and $1.0 million (1994).

MCC has a noncontributory defined benefit pension plan covering a majority of its salaried employees. The plan provides benefit payments using a formula based on an employee's compensation and length of service. MCC funds the plan in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as MCC's actuarial consultants advise to be appropriate and as management approves from time to time. No contribution was required for the period owned by BWAY of fiscal year 1996.

The periodic net pension income related to continuing operations since the date of acquisition is comprised of the following for the fiscal year ended September 29, 1996:

Service cost - benefits earned during the period         $  42,000
Interest cost on projected benefit obligation               81,000
Actual return on assets                                   (183,000)
                                                         ---------
      Net pension income                                 $ (60,000)
                                                         =========

The following table shows the plans' funded status and amounts recognized in the balance sheet for the fiscal year ended September 29, 1996:


Actuarial present value of benefit obligations:
  Vested benefit obligation                             $ 2,288,100
                                                        ===========

  Accumulated benefit obligation                        $ 2,298,500
                                                        ===========

  Fair value of plan assets                             $ 4,966,800
  Projected benefit obligation                           (3,546,800)
                                                        -----------
  Plan assets in excess of projected
   benefit obligation                                   $ 1,420,000
                                                        ===========

Prepaid pension cost                                    $ 1,420,000
                                                        ===========
The actuarial assumptions used were:
  Discount rate                                                7.75%
  Rate of increase in compensation levels                      6.00%
  Expected return on assets                                    9.00%

The Company is in the process of freezing this plan effective December 31, 1996.

Most of MCC's union employees are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans since the date of acquisition are $347 thousand.

12.  RELATED PARTY TRANSACTIONS

BSI was a party to a management agreement with AB Leasing and Management, Inc. ("AB Leasing"), a company related by common ownership, whereby BSI paid AB Leasing on an annual basis the greater of $200 thousand or 15% of net income, as defined. Upon the completion of the Initial Public Offering, the Company's management agreement with AB Leasing was terminated. In connection with the termination, the Company paid $1.995 million, through the issuance of 133,000 shares of common stock to AB Leasing just prior to the effectiveness of the Offering. The Company recorded a nonrecurring, noncash, pre-tax charge to operations of $1.995 million in connection therewith in the third quarter of 1995. BSI expensed fees of approximately $0 (1996), $1.08 million (1995), and $989 thousand (1994) for management services including strategic and financial planning. BSI also reimbursed AB Leasing for certain expenses incurred on behalf of BSI amounting to approximately $0 (1996), $309 thousand (1995), and $329 thousand (1994).

In 1996 and 1995, the Company purchased computer software and incurred related implementation costs totaling approximately $1.2 million and $2.5 million, respectively, from a software company which has certain directors who are also directors of the Company.

13.  REORGANIZATION AND RESTRUCTURING

The acquisitions of MCC and Davies have resulted in redundancy of facilities and equipment. Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchase, the Company established a reorganization liability of approximately $2.77 million which is classified in other current liabilities. The liability represents the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of four manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve. The reorganization liability at September 29, 1996 includes the following (in thousands):

  Closing/abandonment of facilities            $2,046
  Severance and benefit costs                     612
                                               ------
                                               $2,658
                                               ======

As of September 29, 1996, the Company has charged approximately $114 thousand against the reorganization liability.

Also, during the fourth quarter of fiscal 1996, the Company recorded a restructuring charge comprised of a write-down of assets to be disposed against operations of $12.9 million. Increased volume resulting from the acquisitions provided the opportunity for the Company to consolidate certain of its manufacturing processes to meet increased customer demand and improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment for an estimated nominal value beginning in early fiscal 1997 and ending in fiscal 1998. When fully implemented, the rationalization is expected on an overall basis, to result in reduced overhead expense, and enhanced operational efficiencies.

14.  CONTINGENCIES

Environmental

The Company continues to monitor and evaluate on an ongoing and regular basis its compliance with applicable environmental laws and regulations. Expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for noncapital expenditures are recorded when environmental remediation is probable and the costs can be reasonably estimated. The Company believes that it is in compliance in all material respects with applicable federal, state, and local environmental regulations.

Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, principally involving chlorinated solvents, at the facility property. Environmental assessment work conducted by the Company indicated that the subject contamination is the result of operations prior to the Company's acquisition of the facility from Owens-Illinois and is, therefore, subject to indemnification under the 1989 purchase agreement. As required under the Hazardous Sites Response Program of the Georgia Department of Natural Resources ("DNR"), the Company has reported the subject contamination to the DNR. In 1994, the DNR listed the facility on the Comprehensive Environmental Responsibility Compensation and Liability System ("CERCLIS") and designated the facility as a Class II site, which means that further evaluation must be completed before the DNR decides whether corrective action is needed. Pursuant to the 1989 purchase agreement, the Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois' responsibility for this matter including establishment of procedures for the related investigation and remediation work to be conducted by Owens-Illinois. As a result, Owens-Illinois is managing the remediation activities and paying for such work directly. Preliminary consultant estimates indicated that the cost of cleanup could range from $1 million to $6 million, depending on the extent of contamination. Since Owens-Illinois is conducting the remediation work, management has no way of determining the actual costs related to the clean-up efforts. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to this matter because it believes that a loss contingency is not probable.

Certain facilities of the Company have been identified as Potentially Responsible Parties ("PRP") at six waste disposal sites and the Company received a request for information for a seventh site pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). These matters are, subject to certain limitations, indemnified by the sellers of the relevant subsidiaries. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other sites. No natural resource damage claims have been asserted to date. Accordingly, the Company has not recorded a loss contingency.

The Company's subsidiary, MCC, leases a manufacturing facility in Peabody, Massachusetts which is subject to an ongoing groundwater remediation pursuant to the Massachusetts Chapter 21E program. MCC's landlord at the site has agreed to retain all liability for the ongoing clean-up. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated March 21, 1996, as amended on April 30, 1996 (the "Agreement") by which the Company acquired MCC, the Company is indemnified, subject to certain limitation, for any liabilities associated with this matter. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

Additionally, MCC has been named as a PRP at four sites. Pursuant to the Agreement by which the Company acquired MCC, the Company is indemnified with respect to such sites, subject to certain limitations. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

Letters of Credit

At September 29, 1996, a bank had issued standby letters of credit on behalf of BSI in the aggregate amount of $868 thousand in favor of BSI's workers' compensation insurer.

15.  CONCENTRATIONS OF CREDIT RISK

The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 39% (1996), 43% (1995), and 41% (1994) of the Company's sales including sales to one customer of 13% (1996), 13% (1995), and 12% (1994).

Accounts receivable from one customer amounted to approximately 11% of total accounts receivable at September 29, 1996. Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company. Accounts receivable from two customers amounted to approximately 20% (approximately 10% each) of total accounts receivable at October 1, 1995.

16.  SUBSEQUENT EVENTS

On October 28, 1996, the Company acquired, through a newly formed subsidiary, substantially all of the assets related to the metal aerosol can business (the "Business") from Ball Metal Food Container Corporation (the "Seller"), a wholly owned subsidiary of Ball Corporation. The business consists of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distributing, selling, manufacturing, designing, and engineering of metal aerosol cans. The purchase price for acquiring the aerosol business was $40 million. At closing, the Company paid Ball consideration of approximately $36 million which was comprised of $33 million in cash and $3 million in notes. The purchase price remaining was held by the Company and will be paid subject to a purchase price adjustment based on a complete review of the Business' current assets and liabilities on the closing date. The transaction was recorded using the purchase method of accounting. Separately, the parties have entered into supply agreements whereby certain coating, decorating, and metal processing services will be provided to the Seller.

17.  QUARTERLY INFORMATION (UNAUDITED)

                                      FIRST      SECOND     THIRD      FOURTH
FISCAL YEAR 1996:                     QUARTER    QUARTER    QUARTER    QUARTER
Net sales                             $58,154    $61,768    $73,715    $89,368
                                      =======    =======    =======    =======
Gross profit                          $ 8,118    $10,541    $12,557    $11,715
                                      =======    =======    =======    =======
Income before extraordinary item      $ 2,219    $ 2,788    $ 3,867    $(5,155)
Extraordinary item                                           (2,535)
                                      -------    -------    -------    -------
  Net income                          $ 2,219    $ 2,788    $ 1,332    $(5,155)
                                      =======    =======    =======    =======
Earnings per common share:
  Income before extraordinary item    $  0.35    $  0.46    $  0.63    $ (0.78)
                                      =======    =======    =======    =======
  Net income                          $  0.35    $  0.46    $  0.23    $ (0.78)
                                      =======    =======    =======    =======

FISCAL YEAR 1995:
Net sales                             $55,211    $65,069    $64,522    $62,678
                                      =======    =======    =======    =======
Gross profit                          $ 7,598    $ 9,755    $ 9,877    $ 9,135
                                      =======    =======    =======    =======
Net income                            $ 1,588    $ 2,609    $ 1,774    $ 2,802
                                      =======    =======    =======    =======
Earnings per common share:
  Net income                          $  0.38    $  0.63    $  0.41    $  0.45
                                      =======    =======    =======    =======

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


Independent Auditor's Report on Financial Statement Schedules .............  S-2

Schedule I    -    ........................................................  S-3

Schedule II    -   ........................................................  S-7

INDEPENDENT AUDITORS' REPORT


Board of Directors of BWAY Corporation:

We have audited the consolidated financial statements of BWAY Corporation and subsidiaries (the "Company") as of September 29, 1996 and October 1, 1995, and for each of the three years in the period ended September 29, 1996, and have issued our report thereon dated November 8, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 8, 1996

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In Thousands)

ASSETS:                                 September 29,       October 1,
                                            1996               1995
                                      ----------------------------------
     Cash                                        $173            $14,863
     Intercompany receivables                                     13,027
     Investments in subsidiaries               82,899             39,354
     Other assets                                 259                  1
                                      ---------------    ---------------
                                              $83,331            $67,245
                                      ===============    ===============

LIABILITIES:
     Intercompany payable - BSI                 9,423
     Other liabilities                          1,279                498
     Income tax payable                                              910
                                      ---------------    ---------------
                                               10,702              1,408
                                      ---------------    ---------------

STOCKHOLDERS' EQUITY:
     Common stock                                  66                 64
     Additional paid-in capital                37,612             31,734
     Retained earnings                         35,569             34,385
                                      ---------------    ---------------
                                               73,247             66,183
     Less treasury stock, at cost                (618)              (346)
                                      ---------------    ---------------
     Total stockholders' equity                72,629             65,837
                                      ---------------    ---------------
                                              $83,331            $67,245
                                      ===============    ===============

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                                (In Thousands)

                                                      September 29,      October 1,    October 2,
                                                          1996              1995         1994
                                                  ----------------------------------------------
Management fees charged to subsidiaries                   $  1,030         $   359       $  518

Interest income                                                362             199            7

Expenses                                                      (830)           (287)        (409)
                                                  ----------------     ------------    ---------

Income before income taxes and equity in                       562             271          116
  undistributed earnings of subsidiaries

Income tax expense                                             229             108           46
                                                  ----------------     ------------    ---------

Income before equity in undistributed earnings                 333             163           70
  of subsidiaries

Equity in undistributed earnings of                            851           8,610        4,962
 subsidiaries
                                                  ----------------     ------------    ---------
Net income                                                $  1,184         $ 8,773       $5,032
                                                  ================     ============    =========

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                Year Ended
                                                                             ----------------------------------------------
                                                                               September 29,    October 1,      October 2,
                                                                                   1996           1995            1994
                                                                             ----------------------------------------------
OPERATING ACTIVITIES:                                                          $  1,184         $  8,773         $ 5,032
Net income
Adjustments to reconcile net income to net cash provided by
    operating activities:
          Amortization                                                                                                53
          Equity in undistributed earnings of subsidiaries                         (851)          (8,610)         (4,962)
          Termination of AB Leasing contract through issuance
             of  common shares                                                                     1,995
           Changes in assets and liabilities:
              Other assets                                                         (258)             498
              Other liabilities                                                     781
               Income tax payable                                                  (910)             112            (822)
               Intercompany payable                                              22,450          (14,051)            350
                                                                             ----------       ----------      ----------
               Net cash provided by (used in) operating activities               22,396          (11,283)           (349)
                                                                             ----------       ----------      ----------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                              (27,617)
                                                                             ----------       ----------      ----------
               Net cash (used in) investing activities                          (27,617)
                                                                             ----------       ----------      ----------

FINANCING ACTIVITIES:
Purchase of treasury stock                                                       (9,469)             (99)           (170)
Proceeds from Initial Public Offering                                                             24,966
Proceeds from issuance of stock before Initial Public
    Offering                                                                                         505             918
                                                                             ----------       ----------      ----------
               Net cash (used in) provided by financing activities               (9,469)          25,372             748
                                                                             ----------       ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                               (14,690)          14,089             399

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     14,863              774             375
                                                                             ----------       ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $    173         $ 14,863         $   774
                                                                             ==========       ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
   Income taxes                                      $    229     $    108     $    46
                                                  ===========  ===========  ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisitions                 $ 14,600
                                                  ===========

Common stock issued under employee savings plan      $    589
                                                  ===========

           SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                       BWAY CORPORATION AND SUBSIDIARIES
                                (In Thousands)


                                                              Additions
                                                               Charged                                  Balance
                                     Balance at                to Costs                                    at
                                     Beginning                   and                   (1)                 End
Description                          of Period                 Expenses             Deductions          of Period
===========================      ===================      ====================     ============       ==============
Allowance for doubtful accounts:

Year ended October 2, 1994             $ 511                    $ 250                $ 178                $ 583

Year ended October 1, 1995               583                      (41)                 156                  386

Year ended September 29, 1996            386                      188                  184                  390








______________
(1) Deductions from the allowance for doubtful accounts represent the net write- off of uncollectible accounts receivable.

                  INDEX TO EXHIBITS
           -------------------------------------------
Exhibit       Description of Document                      Location of Document
  No.                                                          in Sequential
                                                            Numbering System  +

       3.1    Amended and Restated Certificate of
              Incorporation of the Company.                                 (3)

       3.2    Amended and Restated By-laws of the
              Company                                                       (1)


       3.3    Rights Agreement dated as of June 9,
              1995 between the  Company and Harris
              Trust and Savings Bank, as Rights
              Agent                                                         (1)

       3.4    Amendments to Rights Agreement dated
              as of February 12, 1996 between the
              Company and Harris Trust and Savings
              Bank, as Rights Agent.                                        (3)

       4.1    Form of certificate representing
              shares of Common Stock of the
              Company                                                       (2)

       4.2    Credit Agreement dated June 17, 1996
              by and among BWAY Corporation,
              Brockway Standard, Inc., Milton Can
              Company, Inc., the additional
              borrowers, Bankers Trust Company and
              NationsBank, N.A.                                             (4)


              The Registrant will furnish to the
              Commission, upon request, each
              instrument defining the rights of
              holders of long-term debt of the
              Registrant and its subsidiaries where
              the amount of such debt does not exceed
              10 percent of the total assets of the
              Registrant and its subsidiaries on a
              consolidated basis.

       10.1   Asset Purchase Agreement dated December 19,
              1988 between BS Holdings Corporation, BW
              Plastics, Inc., BW-Morrow Plastics, Inc.
              and Owens-Illinois Group, Inc.                                (1)


       10.2   Management Agreement dated as of January 30,
              1989 between BS Holdings Corporation,
              BW-Morrow Plastics, Inc., BSI and AB Leasing
              and Management, Inc.                                          (1)

       10.3   Registration Agreement dated as of January
              30, 1989 between BS Holdings Corporation
              and certain stockholders                                      (1)

       10.4   Acquisition Agreement dated as of March 4,
              1993 between Ellisco Inc. and BSI                             (1)

       10.5   Stock Purchase Agreement dated April 27,
              1993 among Armstrong Industries, Inc., its
              stockholders, Armstrong Containers, Inc.
              and BSI                                                       (1)

       10.6   Asset Purchase Agreement dated May 26, 1993
              among DK Containers, Inc., Dennis Dyck,
              Robert Vrhel, Mohan Patel and BSI                             (1)

       10.7   Employment Agreement between the Company and
              Warren J. Hayford *                                           (1)

       10.8   Employment Agreement between the Company and
              John T. Stirrup *                                             (1)

       10.9   Memorandum of Agreement dated October 11,
              1993 between The Folgers Company and BSI **                   (1)

       10.10  Contract and Lease dated September 3, 1968,
              between the City of Picayune, Mississippi
              and Standard Container Company                                (1)

       10.11  Lease dated February 24, 1995 between Tab
              Warehouse Fontana II and BSI                                  (1)

       10.12  Garland, Texas Industrial Net Lease dated
              January 14, 1985 between MRM Associates and
              Armstrong Containers, Inc.                                    (1)

       10.13  Gross Lease Agreement dated August 10, 1990
              between Colonel Estates Joint Venture and BSI                 (1)

       10.14  Lease dated February 11, 1991 between Curto
              Reynolds Oelerich Inc. and Armstrong Containers,
              Inc.                                                          (1)

       10.15  Industrial Lease Agreement dated February 27,
              1992 between Belz Investco L.P. and Armstrong
              Containers, Inc.                                              (1)

       10.16  Lease dated August 9, 1991 between DK Containers,
              Inc. and Smith Barney Birtcher Institutional
              Fund-I Limited Partnership and the First
              Amendment thereto                                             (1)

       10.17  Lease dated September 2, 1994 between Division
              Street Partners, L.P. and BSNJ

       10.18  Employee Stock Purchase Agreement dated March 4,
              1994 among BS Holdings Corporation, Perry
              Schwartz, Mid-America Group, Ltd., Warren J.
              Hayford and Daniel P. Casey                                   (1)

       10.19  Agreement, dated May 15, 1995, between BSI and
              Owens-Illinois, Inc.. Pursuant to (S) 9.9 (d)
              of the December 19, 1988 Stock Purchase
              Agreement                                                     (1)

       10.20  Termination Agreement dated as of June 1, 1995
              by and among the Company and AB Leasing and
              Management, Inc.                                              (1)

       10.21  BWAY Corporation Amended and Restated 1995
              Long-Term Incentive Plan.*

       10.22  Brockway Standard Holdings Corporation
              Formula Plan for Non-Employee Directors *                     (1)

       10.23  Form of First Amendment to Termination
              Agreement                                                     (1)

       10.24  Cooperation Agreement between Ball
              Corporation and BWAY Corporation, dated
              January 4, 1996.                                              (3)

       10.25  Merger Agreement with Milton Can Company,
              Inc., dated March 12, 1996.                                   (3)

       10.26  Amendment #1 to the Merger Agreement with
              Milton Can Company, Inc., dated April 30,
              1996                                                          (3)

       10.27  Asset Purchase Agreement dated April 29,
              1996, between Brockway Standard, Inc., BWAY
              Corporation, Van Dorn Company and Crown Cork
              & Seal Company, Inc.                                          (3)

       10.28  Employment Agreement between the Company and
              David P. Hayford*                                             (4)

       10.29  Employment Agreement between the Company and
              James W. Milton.*                                             (4)

       10.30  Amended and Restated Registration Rights
              Agreement dated as of May 28, 1996, between
              BWAY Corporation and certain shareholders.                    (4)

       10.31  Asset Purchase Agreement dated October 6,
              1996, between Brockway Standard (New Jersey),
              Inc. formerly known as Milton Can Company,
              Inc., BWAY Corporation, Ball Metal Food
              Container Corp. and Ball Corporation                          (5)

       10.32  Amendment No. 1 to the Asset Purchase
              Agreement dated October 28, 1996.                             (5)

       21.1   Subsidiaries of the Company

       22.1   Certificate and Report of Inspector of
              Elections for the Annual Meeting of
              Stockholders of BWAY Corporation dated
              February 23, 1996.                                            (3)

       27.1   Financial Data Schedule

____________________________
*    Management contract or compensatory plan or arrangement.
+ This information appears only in the manually signed original copies of this report.
**   Confidential treatment requested.

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-91114.

(2) Incorporated by reference to the respective exhibit to the Company's Form 10-K for the fiscal year ending October 1, 1995.

(3) Incorporated by reference to the respective exhibit to the Company's Form 10-Q for the period ending March 31, 1996.

(4) Incorporated by reference to the respective exhibit to the Company's Form 10-Q for the period ending June 30, 1996.

(5) Incorporated by reference to the respective exhibit to the Company's Current Report on Form 8-K filed on November 12, 1996.