Form 10-Q
period 1996-12-29
BWAY CORP
filed 1997-02-11
CIK 943897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26178


                                BWAY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         36-3624491
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



                         8607 Roberts Drive, Suite 250
                            Atlanta, Georgia  30350
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
Yes   X     No
    -----      -----

There were 6,555,115 shares of Common Stock ($.01 par value) outstanding as of February 3, 1997.

                                BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                               DECEMBER 29, 1996

                                     INDEX

                                                                    PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 29, 1996
          and September 29, 1996  (Unaudited)                               3

         Consolidated Statements of Income for the three month
          periods ended December 29, 1996 and
          December 31, 1995  (Unaudited)                                    4

         Consolidated Statements of Cash Flows for the three
          month periods ended December 29, 1996 and December
          31, 1995 (Unaudited)                                              5

         Notes to Consolidated Financial Statements (Unaudited)           6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities                                             12

Item 3.  Defaults upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

PART I.    FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-------------------------------------------------------------------------------
                                                    DECEMBER 29,  SEPTEMBER 29,
ASSETS                                                  1996          1996

 CURRENT ASSETS:
  Cash and cash equivalents                            $    864      $  1,852
  Accounts receivable, net of allowance of
   $535 at December 29, 1996 and $390
   at September 29, 1996                                 41,023        39,011
  Inventories                                            48,087        37,044
  Other current assets                                    3,289         1,293
  Deferred tax asset                                      2,405         2,405
                                                       --------      --------
      Total Current Assets                               95,668        81,605
                                                       --------      --------

 PROPERTY, PLANT AND EQUIPMENT - Net                    112,040        94,800
                                                       --------      --------

 OTHER ASSETS:
  Intangible assets, net                                 77,114        64,807
  Deferred financing costs, net                           1,267         1,336
  Other assets                                            2,165         2,585
                                                       --------      --------
      Total Other Assets                                 80,546        68,728
                                                       --------      --------
                                                       $288,254      $245,133
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                     $ 33,167      $ 36,206
  Accrued salaries & wages                                4,986         4,252
  Accrued income taxes                                    1,686           759
  Other current liabilities                              17,107        17,963
  Current maturities of long-term debt                      144           145
                                                       --------      --------
      Total Current Liabilities                          57,090        59,325
                                                       --------      --------
 LONG TERM DEBT                                         139,013        95,053

 LONG TERM LIABILITIES:
  Deferred income taxes                                  14,135        14,135
  Other long-term liabilities                             3,969         3,991
                                                       --------      --------
                                                         18,104        18,126
                                                       --------      --------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   24,000,000 shares, issued 6,564,546
   (December 29, 1996 and September 29, 1996)                66            66
  Additional paid-in capital                             37,612        37,612
  Retained earnings                                      36,987        35,569
                                                       --------      --------
                                                         74,665        73,247
  Less treasury stock, at cost, 32,791
   (December 29, 1996 and September 29, 1996)              (618)         (618)
                                                       --------      --------
      Total Stockholders' Equity                         74,047        72,629
                                                       --------      --------
                                                       $288,254      $245,133
                                                       ========      ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     December 29,  December 31,
                                                         1996          1995
NET SALES                                              $91,166       $58,154

COSTS, EXPENSES AND OTHER:
  Cost of products sold (excluding
   depreciation and amortization)                       77,590        48,623
  Depreciation and amortization                          3,452         1,684
  Selling and administrative expense                     5,472         3,307
  Interest expense, net                                  2,049           847
  Other, net                                               199           (48)
                                                       -------       -------
       Total costs, expenses and other                  88,762        54,413

INCOME BEFORE INCOME TAXES                               2,404         3,741

PROVISION FOR INCOME TAXES                                 986         1,522
                                                       -------       -------
NET INCOME                                             $ 1,418       $ 2,219
                                                       =======       =======

EARNINGS PER COMMON SHARE                                $0.22         $0.35
                                                       =======       =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               6,573         6,350
                                                       =======       =======

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     DECEMBER 29,  DECEMBER 31,
                                                         1996         1995
OPERATING ACTIVITIES:
Net Income                                              $  1,418      $ 2,219
  Adjustments to reconcile net income
   to net cash from operating activities:
  Depreciation                                             2,620        1,413
  Amortization                                               897          424
  Provisions for doubtful accounts                           135           13
  (Gain) / Loss on disposition of
   property, plant and equipment                               5          ---
Changes in assets and liabilities, net of
 effects of business acquisitions:
    Accounts receivable                                    3,882        3,748
    Inventories                                           (2,487)      (7,529)
    Other assets                                             931         (258)
    Accounts payable                                      (4,924)       4,237
    Accrued liabilities                                   (1,595)        (153)
    Income taxes, net                                        927          990
                                                        --------      -------
        Net cash provided by operating activities          1,809        5,104
                                                        --------      -------

INVESTING ACTIVITIES:
   Capital expenditures                                   (3,590)      (4,091)
   Acquisitions, net of cash acquired                    (41,765)         ---
                                                        --------      -------
       Net cash used in investing activities             (45,355)      (4,091)
                                                        --------      -------

FINANCING ACTIVITIES:
   Net  borrowings under bank credit agreement            40,998          ---
   Repayments on long-term debt                              (81)         (51)
   Increase in unpresented bank drafts                     1,641          916
   Purchases of treasury stock                                --         (329)
                                                        --------      -------
      Net cash provided by financing activities           42,558          536
                                                        --------      -------

NET  (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                (988)       1,549

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,852       23,538
                                                        --------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    864      $25,087
                                                        ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                          $  1,595      $    14
                                                        ========      =======
      Income taxes                                      $    169      $   831
                                                        ========      =======
Details of businesses acquired were as follows:
Fair value of assets acquired                           $ 46,326
Liabilities assumed                                       (1,561)
Long-term note issued                                     (3,000)
                                                        --------
Net cash paid for acquisitions                          $ 41,765
                                                        ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of December 29, 1996 and for the three months ended December 29, 1996 and December 31, 1995 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended December 29, 1996 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2.   INVENTORIES

Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                 DECEMBER 29,   SEPTEMBER 29,
                                    1996            1996
 Inventories at FIFO Cost:
   Raw materials                     $13,829         $ 9,300
   Work-in-process                    16,710          18,601
   Finished goods                     17,594           9,189
                                     -------         -------
                                     $48,133         $37,090
 Reduction to LIFO valuation             (46)            (46)
                                     -------         -------
                                     $48,087         $37,044
                                     =======         =======

3.   EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous Management Stock Purchase Plan and the dilutive effect of the shares from the 1995 Long-Term Incentive Plan. Weighted average shares outstanding for the first quarter of fiscal 1997 and 1996 were 6.6 million and 6.4 million, respectively.

4.   STOCKHOLDERS' EQUITY

 Stock Option Plan

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

 Ball Aerosol

On October 28, 1996, the Company acquired substantially all of the assets related to the metal aerosol can business (the "Business") from Ball Metal Food Container Corporation (the "Seller"), a wholly owned subsidiary of Ball Corporation. The Business consists of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distribution, selling, manufacturing, designing, and engineering of metal aerosol cans. The purchase price for acquiring the business was $44.6 million. At closing, the Company paid Ball consideration of approximately $38.7 million which was comprised of $35.7 million in cash and $3 million in notes. The purchase price remaining was held by the Company and paid in December 1996. Separately, the parties entered into supply agreements whereby certain coating, decorating, and metal processing services will be provided by the Company to the Seller.

The purchase method of accounting was used to establish and record a new cost
basis for the assets acquired and   liabilities assumed for each of the
foregoing transactions. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at December 29, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for MCC, Davies and Ball Aerosol have been included in the Company's consolidated financial statements since the date of acquisition. The excess purchase price over the fair market value of net identifiable assets acquired was in aggregate approximately $55 million.

Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchases, the Company established a reorganization liability of approximately $2.77 million which is classified in other current liabilities. The liability represents the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve. As of December 29, 1996, the Company had charged approximately $1.09 million against the reorganization liability.

The following pro forma results assume the acquisitions of MCC, Davies and Ball Aerosol occurred at the beginning of the fiscal year ended September 29, 1996 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.

                                        THREE MONTHS           THREE MONTHS
                                           ENDED                   ENDED
                                      DECEMBER 29, 1996      DECEMBER 31, 1995
                                      (In thousands, except per share amounts)
-------------------------------------------------------------------------------
 Net sales                                $95,567                 $97,324
 Net income                                 1,348                     713
 Earnings per common share:
   Net income                             $  0.21                 $  0.11
-------------------------------------------------------------------------------

The pro forma financial information is not necessarily indicative of
the operating results that would have occurred had   the acquisition been
consummated as of the acquisition date, nor is it necessarily indicative of future operating results.


6.  LONG-TERM DEBT

On June 17, 1996, the Company terminated its  bank agreement and
entered into a new credit agreement with Bankers   Trust Company, NationsBank,
N.A., and certain financial institutions (the "Credit Agreement").  Initial
borrowings   under the Credit Agreement were used to repay all obligations
under the Company's previous revolving credit facility.    Funds from the
Credit Agreement were also used to prepay the $50 million private placement of
8.35% Senior Secured   Notes maturing September 1, 2001.

The Credit Agreement allows the Company and its subsidiaries to borrow up to $175 million provided certain conditions are met. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time ("Prime") or LIBOR, at the option of the borrower. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, the Company is restricted in its ability to pay dividends and to make other certain restricted payments. As of December 29, 1996, the outstanding balance on the Credit Agreement was $134.8 million. The interest rate being paid by the Company as of December 29, 1996 was LIBOR plus 1.25%.


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

Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, principally involving chlorinated solvents, at the facility property. Environmental assessment work conducted by the Company indicated that the subject contamination is the result of operations prior to the Company's acquisition of the facility from Owens-Illinois and is, therefore, subject to indemnification under the 1989 purchase agreement. Pursuant to the 1989 purchase agreement, the Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois' responsibility for this matter including establishment of procedures for the related investigation and remediation work to be conducted by Owens-Illinois. Since Owens-Illinois is conducting the remediation work, management has no way of
determining the actual costs related to the clean-up efforts.   As a result,
Owens-Illinois is managing the remediation activities and paying for such work directly. Preliminary consultant estimates, developed before Owens-Illinois began conducting the remediation, indicated that the cost of clean-up could range from $1 million to $6 million, depending on the extent of contamination.

Certain facilities and subsidiaries of the Company were identified as Potentially Responsible Parties ("PRP"), for disposals occurring prior to their purchase by the Company, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). These matters are, subject to certain limitations, indemnified by the sellers of the relevant facilities. Because liability under CERCLA is retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other sites. No natural resource damage claims have been asserted to date.

The Company is currently vacating a manufacturing facility that it leased in Peabody, Massachusetts. The facility has been subject to an ongoing groundwater remediation pursuant to the Massachusetts Chapter 21E program relating to historical activities onsite. The landlord at the site has agreed to retain all liability for the ongoing cleanup. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization by which the Company acquired MCC, the Company is indemnified, subject to certain limitation, for any liabilities associated with this matter.

Management does not believe that the final resolution of these matters will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to these matters because it believes that a loss contingency is not probable.


8.  RESTRUCTURING

During the quarter ended September 29, 1996, the Company recorded a restructuring charge comprised of a write-down of assets to be disposed against operations of $12.9 million. Increased volume resulting from the acquisitions provided the opportunity for the Company to consolidate certain of its manufacturing processes to meet increased customer demand and improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment for scrap values beginning in early fiscal 1997 and ending in fiscal 1998. When fully implemented, the rationalization is expected on an overall basis, to result in reduced overhead expense, and enhanced operational efficiencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales during the first quarter of fiscal 1997 increased 56.8% to $91.2 million compared to $58.2 million in the first quarter of fiscal 1996. The increase in sales resulted primarily from the Company's acquisitions during the second half of fiscal 1996 and the acquisition of the aerosol can business from Ball Metal Food Container Corporation in October 1996.

Cost of products sold increased 59.6% in the first quarter of fiscal 1997 to $77.6 million from $48.6 million in the same period of fiscal 1996. The increase is due primarily to the increase in net sales. Cost of products sold as a percentage of net sales increased from 83.6% in the first quarter of fiscal 1996 to 85.1% in the first quarter of fiscal 1997. The Company's facilities existing prior to the acquisitions realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives, and as a result of more effective steel purchasing. Gains were more than offset by higher costs at the recently acquired facilities where the Company has initiated an aggressive rationalization program. Although employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the recent acquisitions have been accrued for through purchase accounting adjustments, the Company incurred in fiscal 1996, and will incur in fiscal 1997, other non-recurring costs which, under current accounting pronouncements, will be charged against operating income.

Depreciation and amortization expenses increased 105.0% to $3.5 million in the quarter ended December 29, 1996 compared to $1.7 million in the quarter ended December 31, 1995. The increase is due to increased depreciation and amortization resulting from the acquisitions and depreciation on capital expenditures placed in service during fiscal 1996 and the first quarter of fiscal 1997.

Selling and administrative costs for the first quarter of fiscal 1997 increased 65.5% to $5.5 million from $3.3 million in the first quarter of fiscal 1996. The increase is due primarily to the recent acquisitions and corporate infrastructure supporting acquisitions and continued growth plans. Selling and administrative cost as a percent of net sales increased to 6.0% from 5.7%.

Interest expense increased $0.8 million to $2.0 million in the first quarter of fiscal 1997 compared to $1.2 million in the same period of fiscal 1996. This increase is primarily attributable to the increase in the outstanding loan balance used to finance the acquisitions of the past nine months. Net interest expense reported in the first quarter of fiscal 1996 was further offset by $0.4 million of interest income from cash on hand.

Net income for the first quarter of fiscal 1997 decreased $0.8 million to $1.4 million from $2.2 million in the first quarter of fiscal 1996. This decrease is attributable to the rationalization and integration of the acquired businesses which increased cost of products sold as a percentage of net sales, interest expense and depreciation and amortization expense.

Earnings per share were $0.22 per share for the first quarter of fiscal 1997 compared to $0.35 per share for the same period of 1996. The weighted average shares outstanding were 6.6 million and 6.4 million for the respective quarters.

During the fourth quarter of fiscal 1996, management announced plans to close six facilities and open one new plant for strategic expansion of the Company's business. As part of this rationalization strategy, the acquired Covington, Georgia plant was closed during the fourth quarter of fiscal 1996, the acquired Peabody, Massachusetts plant and the Memphis, Tennessee plant were closed during the first quarter of fiscal 1997. The majority of the equipment and business has been assigned to other Company locations. The Company also opened the new plant in Memphis, Tennessee to accommodate the strategic expansion of the Company's business. In addition to these actions, the Company took steps to rationalize operations at its recently acquired Solon, Ohio facility. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations, capital expenditures and acquisitions during the quarter ending December 29, 1996 were financed through two sources: borrowings under the Credit Agreement and internally generated cash flows. At December 29, 1996, the Company has availability under the existing Credit Agreement to borrow an additional $15.2 million, plus an additional $25 million if certain conditions are met.

The Company's working capital increased $16.3 million to $38.6 million from $22.3 million for the quarter ending December 29, 1996. The increase is primarily attributable to the Ball Aerosol acquisition and a decrease in accounts payable relating to timing of payments.

The Company used approximately $41.3 million of cash to complete the acquisition of the metal aerosol can business from Ball Metal Food Container Corporation during the first fiscal quarter of 1997. The funds were provided by borrowings from the Credit Agreement. As of December 29, 1996, the outstanding balance on the Credit Agreement was approximately $134.8 million.

During the first quarter of fiscal 1997, the Company's operating activities provided $1.8 million of cash. Operating activities for the same period during the prior year reflected cash provided of $5.1 million. The decrease in funds provided during the three months ended December 29, 1996 reflect lower earnings, as well as the decrease in accounts payable.

Capital expenditures of $3.6 million in the first quarter of fiscal 1997 represent a decrease of $0.5 million from the first quarter of fiscal 1996. This decrease is due primarily to timing of expenditures. During the first quarter of fiscal 1997, the Company took delivery and began the installation of the first of its new coaters. The new coater is expected to be operational during the second quarter of fiscal 1997. It is the Company's intention to accelerate the rate of spending on its targeted capital investment program, designed to increase productivity and reduce operating costs.

Cash provided by financing activities during the quarter ended December 29, 1996 was $42.6 million compared to $0.5 million provided during the comparable quarter of the prior year. Cash provided during the first quarter of fiscal 1997 was obtained through operations and from the Credit Agreement. Funds were used to consummate the Ball Aerosol acquisition discussed above. Management believes that cash provided from borrowings available under the Credit Agreement and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness.

On November 21, 1995, the Company announced Board approval of a limited Common Stock Repurchase Program to accommodate employee and open market transactions. The Company has utilized this program to facilitate acquisitions and to fund its benefit programs. BWAY expects to continue making periodic repurchases of stock. The cash used for these activities will be provided by cash generated through operations and borrowing under the Credit Agreement.

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

 Not applicable.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5.  OTHER INFORMATION

 Effective November 20, 1996, the Company was listed on the New York Stock Exchange under the symbol "BY".

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  See Index of Exhibits.

 (b) Report on Form 8-K was filed during the period covered by this filing reporting the acquisition of the metal aerosol can business from Ball Metal Food Container Corporation on October 28, 1996. Reports on Form 8-K are incorporated in this document by reference to the respective filings.

                                   SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BWAY  Corporation
                                    (Registrant)


 Date:  February 7, 1997            By: /s/ David P. Hayford
                                        -----------------------
                                        David P. Hayford
                                        Senior Vice President &
                                        Chief Financial Officer



 Form 10-Q: For the quarterly period ending December 29, 1996

                               INDEX TO EXHIBITS


                                                           LOCATION OF DOCUMENT
EXHIBIT                                                       IN SEQUENTIAL
  NO.                DESCRIPTION OF DOCUMENT                 NUMBERING SYSTEM
-------              -----------------------               --------------------
 10.1       Asset Purchase Agreement dated October 6,              (1)
            1996, between Milton Can Company, Inc.,
            BWAY Corporation and Ball Corporation.

 10.2       Amendment No. 1 to the Asset Purchase                  (1)
            Agreement dated October 28, 1996.



 ___________

 (1) INCORPORATED BY REFERENCE TO THE RESPECTIVE EXHIBIT TO THE COMPANY'S FORM 8-K, FILED ON NOVEMBER 12, 1996.