Form 10-Q
period 1997-03-30
BWAY CORP
filed 1997-05-14
CIK 943897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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

There were 6,555,115 shares of Common Stock ($.01 par value) outstanding as of May 9, 1997.

                                BWAY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                 MARCH 30, 1997

                                     INDEX
                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets at March 30, 1997
            and September 29, 1996  (Unaudited)                             3

            Consolidated Statements of Income for the three month
            and six month periods ended March 30, 1997 and
            March 31, 1996  (Unaudited)                                     4

            Consolidated Statements of Cash Flows for the six
            month periods ended March 30, 1997 and March
            31, 1996 (Unaudited)                                            5

            Notes to Consolidated Financial Statements (Unaudited)         6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Defaults upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

PART I.     FINANCIAL INFORMATION
  ITEM 1.     FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

----------------------------------------------------------------------
                                              MARCH 30,  SEPTEMBER 29,
ASSETS                                          1997         1996



  CURRENT ASSETS:
     Cash and cash equivalents                 $  1,070    $  1,852
     Accounts receivable, net of
      allowance of $675 at March 30,
      1997 and $390 at September 29, 1996        45,653      39,011
     Inventories                                 47,412      37,044
     Other current assets                         2,598       1,293
     Deferred tax asset                           2,405       2,405
                                               --------    --------
        Total Current Assets                     99,138      81,605
                                               --------    --------

  PROPERTY, PLANT AND EQUIPMENT - Net           111,981      94,800
                                               --------    --------

  OTHER ASSETS:
     Intangible assets, net                      90,292      64,807
     Deferred financing costs, net                1,197       1,336
     Other assets                                 1,807       2,585
                                               --------    --------
          Total Other Assets                     93,296      68,728
                                               --------    --------
                                               $304,415    $245,133
                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                          $ 41,415    $ 36,206
     Accrued salaries & wages                     6,849       4,252
     Accrued income taxes                         3,514         759
     Other current liabilities                   14,529      17,963
     Current maturities of long-term
      debt                                          148         145
                                               --------    --------
           Total Current Liabilities             66,455      59,325
                                               --------    --------

  LONG-TERM DEBT                                130,954      95,053

  LONG-TERM LIABILITIES:
     Deferred income taxes                       14,135      14,135
     Other long-term liabilities                 15,153       3,991
                                               --------    --------
                                                 29,288      18,126
COMMITMENTS & CONTINGENCIES                    --------    --------


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
    authorized 24,000,000 shares,
    issued 6,564,546 (March 30, 1997
    and September 29, 1996)                          66          66
   Additional paid-in capital                    37,612      37,612
   Retained earnings                             40,224      35,569
                                               --------    --------
                                                 77,902      73,247
   Less treasury stock, at cost, 9,431
    and 32,791 (March 30, 1997
     and September 29, 1996)                       (184)       (618)
                                               --------    --------
         Total Stockholders' Equity              77,718      72,629
                                               --------    --------
                                               $304,415    $245,133
                                               ========    ========


See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 ---------------------    ---------------------
                                                  March 30,   March 31,   March 30,   March 31,
                                                    1997        1996        1997       1996
NET SALES                                         $100,178    $61,768      $191,344   $119,922
COSTS, EXPENSES AND OTHER:
  Cost of products sold (excluding
    depreciation and amortization)                  83,099     49,738       160,689     98,351
  Depreciation and amortization                      3,207      1,761         6,659      3,455
  Selling and administrative expense                 5,880      4,742        11,352      8,049
  Interest expense, net                              2,437      1,096         4,555      2,103
  Other, net                                            69       (279)          199       (487)
                                                  --------    -------      --------   --------
       Total costs, expenses and other              94,692     57,058       183,454    111,471
                                                  --------    -------      --------   --------

INCOME BEFORE INCOME TAXES                           5,486      4,710         7,890      8,451
PROVISION FOR INCOME TAXES                           2,249      1,922         3,235      3,444
                                                  --------    -------      --------   --------
NET INCOME                                        $  3,237    $ 2,788      $  4,655   $  5,007
                                                  ========    =======      ========   ========

EARNINGS PER COMMON SHARE                            $0.49      $0.46         $0.71      $0.81
                                                  ========    =======      ========   ========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  6,598      6,050         6,586      6,191
                                                  ========    =======      ========   ========



See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

----------------------------------------------------------------
                                             SIX MONTHS ENDED
                                          ----------------------
                                          MARCH 30,   MARCH 31,
                                             1997        1996

OPERATING ACTIVITIES:
Net income                                 $  4,655     $ 5,007
  Adjustments to reconcile net income
   to net cash from operating
   activities:
  Depreciation                                4,624       2,912
  Amortization of intangibles                 2,035         543
  Amortization of deferred financing
   costs                                        142         303
  Provisions for doubtful accounts              285         450
  (Gain) / Loss on disposition of
   property, plant and equipment                 60         ---
Changes in assets and liabilities, net
 of effects of business acquisitions:
    Accounts receivable                        (989)     (3,083)
    Inventories                              (1,631)     (3,495)
    Other assets                              1,930        (389)
    Accounts payable                          2,499       1,324
    Accrued liabilities                      (3,237)     (1,322)
    Income taxes, net                         2,755         656
                                           --------     -------
        Net cash provided by operating
         activities                          13,128       2,906
                                           --------     -------
INVESTING ACTIVITIES:
   Capital expenditures                      (9,491)     (6,672)
   Acquisitions, net of cash acquired       (41,619)        ---
   Other                                         18         ---
                                           --------     -------
       Net cash used in investing
        activities                          (51,092)     (6,672)
                                           --------     -------
FINANCING ACTIVITIES:
   Net borrowings under bank
      credit agreement                       35,229         ---
   Repayments on long-term debt                (117)       (103)
   Increase in unpresented bank drafts        2,466         562
   Purchases of treasury stock                 (396)     (5,622)
                                           --------     -------
     Net cash provided by (used in)
       financing activities                  37,182      (5,163)
                                           --------     -------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                   (782)     (8,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                       1,852      23,538
                                           --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $  1,070     $14,609
                                           ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

   Cash paid during the period for:
      Interest                             $  4,079     $ 2,124
                                           ========     =======
      Income taxes                         $  1,894     $ 2,973
                                           ========     =======
Details of businesses acquired were as
 follows:
Fair value of assets acquired              $ 44,076
Liabilities assumed                          (1,707)
Other liabilities incurred                     (750)
                                           --------
Net cash paid for acquisitions             $ 41,619
                                           ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

1.  GENERAL

 The accompanying consolidated financial statements of BWAY Corporation and subsidiaries ("the Company") have been prepared without audit. BWAY Corporation ("BWAY") is a holding company whose subsidiaries manufacture and distribute metal containers in the United States and Canada. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of March 30, 1997 and for the three months and six months ended March 30, 1997 and March 31, 1996 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months and six months ended March 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2. INVENTORIES

 Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:



                                  MARCH 30,   SEPTEMBER 29,
                                     1997          1996
   Inventories at FIFO Cost:
     Raw materials                  $14,566         $ 9,300
     Work-in-process                 16,339          18,601
     Finished goods                  16,553           9,189
                                    -------         -------
                                     47,458          37,090
   Reduction to LIFO valuation          (46)            (46)
                                    -------         -------
                                    $47,412         $37,044
                                    =======         =======

3. EARNINGS PER COMMON SHARE

 Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous Management Stock Purchase Plan and the dilutive effect of the shares from the Amended and Restated 1995 Long-Term Incentive Plan.

4. STOCKHOLDERS' EQUITY

 Stock Option Plan

 Immediately prior to the Initial Public Offering in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Formula Plan") for its directors, officers, and key employees. On August 20, 1996, the Board of Directors (i) adopted, subject to shareholder approval, the Amended and Restated 1995 Long-Term Incentive Plan (the "Amended Incentive Plan"), which Amended Incentive Plan, among other items, increased the aggregate number of shares of common stock authorized for issuance from 490,000 to 750,000, and
 (ii) froze the Formula Plan with only 30,000 of the available 100,000 shares of common stock being granted thereunder. The shareholders approved the Amended Incentive Plan on February 28, 1997.

5.  ACQUISITIONS

 Milton Can Company

 On May 28, 1996, the Company acquired all of the outstanding stock of Milton Can Company, Inc. ("MCC"). The Company paid $13.4 million in cash, $1 million in notes and $14.6 million in BWAY stock for 100% equity in MCC. MCC is a manufacturer of paint, oblong and specialty cans within the general line segment of the North American metal container industry. The Company issued a total of 810,970 shares in connection with the merger, comprised of 656,174 shares of its treasury stock and 154,796 newly issued shares. The consideration given to Milton's shareholders is subject to an adjustment based on the change in tangible net worth from December 31, 1995 through May 28, 1996. In addition, the Company repaid MCC's approximately $12.3 million in term and revolving bank debt concurrent with consummation of the purchase transaction. This subsidiary was renamed Brockway Standard (New Jersey), Inc.


 Davies Can Company

 On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company (a wholly-owned subsidiary of Crown Cork & Seal Company, Inc.). Davies manufactures paint, oblong and utility cans within the general line segment of the North American metal container industry. The Company paid approximately $41.7 million in cash, subject to an adjustment based on the change in working capital from December 31, 1995 through June 17, 1996. This subsidiary was renamed Brockway Standard (Ohio), Inc.


 Ball Aerosol

 On October 28, 1996, the Company acquired substantially all of the assets related to the metal aerosol can business ("Ball Aerosol") from Ball Metal Food Container Corporation (the "Seller"), a wholly owned subsidiary of Ball Corp. Ball Aerosol consists of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distribution, selling, manufacturing, designing, and engineering of metal aerosol cans. The purchase price for acquiring the business was approximately $42.4 million. Separately, the parties entered into supply agreements whereby certain coating, decorating, and metal processing services will be provided by the Company to the Seller. This subsidiary was renamed Milton Can Company, Inc.

 The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed in each of the foregoing transactions. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at March 30, 1997, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for MCC, Davies and Ball Aerosol have been included in the Company's consolidated financial statements since the date of acquisition. The excess purchase price over the fair market value of net identifiable assets acquired was in aggregate approximately $65 million.

 Management has committed to a plan to close certain facilities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the MCC and Davies purchases, the Company established a reorganization liability of approximately $2.8 million which is classified in other current liabilities, representing the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve. As of March 30, 1997, the Company had charged approximately $2.4 million against the reorganization liability.

 The following pro forma results assume the acquisitions of MCC, Davies and Ball Aerosol occurred at the beginning of the fiscal year ended September 29, 1996 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.



                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                              MARCH 30, 1997  MARCH 31, 1996   MARCH 30, 1997   MARCH 31, 1996
-----------------------------------------------------------------------------------------------
                          (In thousands, except per share amounts)

     Net sales                    $100,178        $104,294        $195,670        $204,583
     Net income                      3,237           1,789           4,752           2,727
     Earnings per common share:
         Net income               $   0.49        $   0.27        $   0.72        $   0.42
----------------------------------------------------------------------------------------------

 The pro forma financial information is not necessarily indicative of the
 operating results that would have occurred had   the acquisitions been
 consummated as of the acquisition date, nor is it necessarily indicative of future operating results.


6.  LONG-TERM DEBT

 On June 17, 1996, the Company terminated its bank agreement and entered into a new credit agreement with Bankers Trust Company, NationsBank, N.A., and certain financial institutions (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations under the Company's previous revolving credit facility. Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001, as well as consumate the recent acquisitions.

 The Credit Agreement allows the Company and its subsidiaries to borrow up to $150 million (expandable by $25 million provided certain conditions are met) which was modified as discussed in subsequent event footnote 9. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time ("Prime") or LIBOR, at the option of the borrower. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, the Company is restricted in its ability to pay dividends and to make other certain restricted payments. As of March 30, 1997, the outstanding balance on the Credit Agreement was $129.0 million. The interest rate being paid by the Company as of March 30, 1997 was LIBOR plus 1.25%.


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

 The Company has ceased production at its manufacturing facility that it leases in Peabody, Massachusetts. The facility has been subject to an ongoing groundwater remediation pursuant to the Massachusetts Chapter 21E program relating to historical activities onsite. The second amendment to the lease provides that the landlord at the site shall retain all liability for the ongoing cleanup, but the landlord is disputing its obligation under the lease. However, pursuant to the terms of the Agreement and Plan of Merger and Reorganization by which the Company acquired MCC, the Company is indemnified, subject to certain limitation, for any liabilities associated with this matter.

 Management does not believe that the final resolution of these matters will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to these matters because it believes that a loss contingency is not probable.


8.  RECENT ACCOUNTING PRONOUNCEMENT

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The Company has considered the impact of this new standard and does not believe earnings per share determined under this statement are materially different than earnings per share determined in accordance with current accounting standards. The statement is effective for financial statements for periods ending after December 15, 1997.

9. SUBSEQUENT EVENT

 On April 11, 1997, the Company received the net proceeds of approximately $96 million from a private placement of $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"). The Company immediately loaned the net proceeds to certain of its subsidiaries. The net proceeds were used by the subsidiaries to repay a portion of the Company's indebtedness under the Credit Agreement. Additionally, the Company reduced allowable borrowings under the Credit Agreement from $150 million to $100 million (which may be increased to $125 million provided certain conditions are met).

 Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness. The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes. In addition, until April 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the aggregate principal amount of the Notes originally issued, plus accrued and unpaid interest, with the net cash proceeds of one or more public or private sales of common stock of the Company, subject to certain provisions of the indenture. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, mergers and certain restricted payments.

 The Company has filed a registration statement relating to an offer to exchange the Notes for the Company's 10 1/4% Senior Subordinated Notes due 2007,
 Series B (the "Exchange Notes"). BWAY is a holding company with no independent operations although it incurs some limited expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The Notes are, and the Exchange Notes will be, fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The Subsidiary Guarantors are wholly-owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are individually, and in the aggregate, inconsequential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales during the second quarter of fiscal 1997 increased 62.2% to $100.2
million compared to $61.8 million in the second quarter of fiscal 1996.   Net
sales for the six months ended March 30, 1997 increased 59.6% to $191.3 million compared to $119.9 million for the six months ended March 31, 1996. The increase in sales resulted primarily from the Company's acquisitions during the second half of fiscal 1996 and the Ball Aerosol acquisition in the first quarter of fiscal 1997.

Cost of products sold (excluding depreciation and amortization) increased 67.1% in the second quarter of fiscal 1997 to $83.1 million from $49.7 million in the same period of fiscal 1996. For the first six months of fiscal 1997, cost of products sold increased 63.4% to $160.7 million from $98.4 million in the first six months of fiscal 1996. The increase is due primarily to the increase in net sales. Cost of products sold as a percentage of net sales increased from 80.5% in the second quarter of fiscal 1996 to 83.0% in the second quarter of fiscal 1997. The Company's facilities existing prior to the acquisitions realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives, and as a result of more effective steel purchasing. Gains were more than offset by higher costs at the recently acquired facilities where the Company has initiated an aggressive rationalization program. Although employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the recent acquisitions have been accrued for through purchase accounting adjustments, the Company incurred in fiscal 1996, and will incur in fiscal 1997, other non-recurring costs which, under current accounting pronouncements, will be charged against operating income.

Depreciation and amortization expenses increased 82.1% to $3.2 million in the quarter ended March 30, 1997 compared to $1.8 million in the quarter ended March 31, 1996. Depreciation and amortization expenses increased 92.7% to $6.7 million for the six months ended March 30, 1997 compared to $3.5 million in the same period of fiscal 1996. The increase is due to increased depreciation and amortization resulting from the acquisitions and depreciation on capital expenditures placed in service during fiscal 1996 and the first six months of fiscal 1997.

Selling and administrative costs for the second quarter of fiscal 1997 increased 24.0% to $5.9 million from $4.7 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, selling and administrative costs increased 41.0% to $11.4 million from $8.0 million in the first six months of fisal 1996. The increase is due primarily to the recent acquisitions and corporate infrastructure supporting acquisitions and continued growth plans. Selling and administrative cost as a percent of net sales decreased to 5.9% in the second quarter of fiscal 1997 from 7.7% for the second quarter of fiscal 1996 primarily from increased sales volume.

Interest expense increased $1.1 million to $2.4 million in the second quarter of fiscal 1997 compared to $1.3 million in the same period of fiscal 1996.
Interest expense for the six months ended March 30, 1997 increased $1.9 million to $4.6 million compared to $2.7 million for the six months ended March 31, 1996. This increase is primarily attributable to the increase in the outstanding loan balance used to finance the acquisitions of the past eleven months. Net interest expense reported in the second quarter and first six months of fiscal 1996 was further offset by $0.2 million and $0.6 million, respectively, of interest income from cash on hand.

Net income for the second quarter of fiscal 1997 increased 16.1% to $3.2 million from $2.8 million in the second quarter of fiscal 1996, and decreased 7.0% to $4.7 million in the first six months of fiscal 1997 from $5.0 million in the first six months of fiscal 1996. The quarter increase is due to higher incremental sales, while the six month decrease is attributable to the rationalization and integration of the acquired businesses which increased cost of products sold as a percentage of net sales, interest expense and depreciation and amortization expense.

Earnings per share were $0.49 per share for the second quarter of fiscal 1997 compared to $0.46 per share for the same period of 1996, and were $0.71 per share for the first six months of fiscal 1997 compared to $0.81 per share for the same period of fiscal 1996. The weighted average shares outstanding were
6.6 million and 6.1 million for the respective quarters, and were 6.6 million and 6.2 million for the respective six month periods.

During the fourth quarter of fiscal 1996, management announced plans to close six facilities and open one new plant for strategic expansion of the Company's business. As part of this rationalization strategy, the acquired Covington, Georgia plant was closed during the fourth quarter of fiscal 1996 and the acquired Peabody, Massachusetts plant was closed during the first quarter of fiscal 1997. The majority of the equipment and business has been assigned to other Company locations.

The Company also relocated its Memphis, Tennessee operation to a larger facility to accommodate production changes and the strategic expansion of the Company's business. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities.

On May 1, 1997, the aerosol can plant in Cincinnati, Ohio was affected by a strike of the members of the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO Local No. 729 involving approximately 50% of the workforce at the facility. The plant will remain open and continue to operate while ongoing negotiations continue. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations of the Company.

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. A variety of factors could cause business conditions and Ball Aerosol's actual results to differ materially from those expected by Ball Aerosol or expressed in Ball Aerosol's forward-looking statements. These factors include, without limitation, the union's willingness to negotiate in good faith; Ball Aerosol's ability to negotiate a settlement on terms reflecting market conditions; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; the ability to maintain production levels with supervisory personnel and a reduced workforce; the ability to identify and utilize replacement workers; unanticipated expenses; potential equipment malfunctions; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

                        LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the close of the second quarter, in April 1997, the Company completed a private placement of $100 million of 10 1/4% senior subordinated notes due 2007 ("the Notes"). The proceeds were used to repay approximately $96 million on the Credit Agreement which was reduced on April 18, 1997 from $150 million in potential available borrowings to $100 million (expandable by $25 million provided certain conditions are met). This will allow the Company to have a fixed component of debt while maintaining flexibility for future borrowing needs.

The Company's cash requirements for operations, capital expenditures and acquisitions during the six months ending March 30, 1997 were financed through two sources: borrowings under the Credit Agreement and internally generated cash flows. At March 30, 1997 and April 18, 1997, the Company has availability under the existing Credit Agreement to borrow an additional $21.0 million and $69.0 million, respectively, plus an additional $25 million if certain conditions are met.

The Company's working capital increased $10.4 million to $32.7 million from $22.3 million for the six months ending March 30, 1997. The increase is primarily attributable to the Ball Aerosol acquisition.

The Company used approximately $41.3 million of cash to complete the Ball Aerosol acquisition during the first fiscal quarter of 1997. The funds were provided by borrowings from the Credit Agreement. As of March 30, 1997, the outstanding balance on the Credit Agreement was approximately $129.0 million.

During the first six months of fiscal 1997, the Company's operating activities provided $13.1 million of cash. Operating activities for the same period during the prior year reflected cash provided of $2.9 million. The increase in funds provided during the six months ended March 30, 1997 reflect higher non cash items such as depreciation and amortization as well as the increase in working capital noted above.

Capital expenditures of $9.5 million in the first six months of fiscal 1997 represent an increase of $2.8 million from the first six months of fiscal 1996. This increase is due primarily to timing of expenditures. During the first quarter of fiscal 1997, the Company took delivery and began the installation of the first of its new coaters. The new coater is expected to be operational during the third quarter of fiscal 1997. It is the Company's intention to continue the rate of spending on its targeted capital investment program, designed to increase productivity and reduce operating costs.

Cash provided by financing activities during the six months ended March 30, 1997 was $37.2 million compared to $5.2 million used in the comparable six months of the prior year. Cash provided during the first six months of fiscal 1997 was obtained through operations and from the Credit Agreement. Funds were used to consummate the Ball Aerosol acquisition discussed above. Management believes that cash provided from borrowings available under the Credit Agreement, the Notes and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for at least the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry.

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

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions, and servicing debt.


Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include without limitation, the Company's ability to successfully integrate acquired businesses and implement its 3R strategic initiatives; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on February 28, 1997. See
Exhibit 22.1 for a report of the voting on the matters considered at the meeting.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Index of Exhibits.

(b) Report on Form 8-K was filed during the period covered by this filing reporting the press release for the Rule 144A private debt offering on March 25, 1997. Reports on Form 8-K are incorporated in this document by reference to the respective filings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY  Corporation
                                         (Registrant)


Date:  May 13, 1997                      By:  /s/ David P. Hayford
                                              -----------------------
                                              David P. Hayford
                                              Senior Vice President &
                                              Chief Financial Officer



Form 10-Q: For the quarterly period ending March 30, 1997

                               INDEX TO EXHIBITS
                     -----------------------------------------



                                                                     LOCATION OF DOCUMENT
EXHIBIT                                                                  IN SEQUENTIAL
   NO.                   DESCRIPTION OF DOCUMENT                        NUMBERING SYSTEM
-------        -----------------------------------------------------  -------------------
      4.1      Indenture dated as of April 11, 1997 among the Company,
               the Subsidiary Guarantors and Harris Savings and Trust
               Company, as trustee.                                            (1)

     22.1 Certificate and Report of Inspector of Elections for the Annual Meeting of Stockholders of BWAY Corporation dated February 28, 1997.




_____________
(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 333-26013.