Form 10-Q
period 1997-06-29
BWAY CORP
filed 1997-08-12
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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
(STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER OF IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                         8607 Roberts Drive, Suite 250
                            Atlanta, Georgia 30350
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (770) 587-0888
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              ___________________



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No____
     ---

There were 6,555,115 shares of Common Stock ($.01 par value) outstanding as of August 1, 1997.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 29, 1997

                                     INDEX

                                                                                PAGE NUMBER
PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets at June 29, 1997
                and September 29, 1996  (Unaudited)                                  3

               Consolidated Statements of Income for the three month
                and nine month periods ended June 29, 1997 and
                June 30, 1996  (Unaudited)                                           4

               Consolidated Statements of Cash Flows for the nine
                month periods ended June 29, 1997 and June
                30, 1996 (Unaudited)                                                 5 - 6

               Notes to Consolidated Financial Statements (Unaudited)                7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                            11 - 13

PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings                                                          14

Item 2.   Changes in Securities                                                      14

Item 3.   Defaults upon Senior Securities                                            14

Item 4.   Submission of Matters to a Vote of Security Holders                        14

Item 5.   Other Information                                                          14

Item 6.   Exhibits and Reports on Form 8-K                                           14

PART 1.     FINANCIAL INFORMATION
 ITEM 1.      FINANCIAL STATEMENTS

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------


ASSETS                                                                JUNE 29, 1997           SEPTEMBER 29, 1996
                                                                      --------------          ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $  1,491                    $  1,852
   Accounts receivable, net of allowance of $685 at
    June 29, 1997 and $390 at September 29, 1996                              47,976                      39,011
   Inventories                                                                47,130                      37,044
   Other current assets                                                        2,327                       1,293
   Deferred tax asset                                                          2,405                       2,405
                                                                            --------                    --------
    Total Current Assets                                                     101,329                      81,605
                                                                            --------                    --------

PROPERTY, PLANT AND EQUIPMENT - Net                                          112,883                      94,800
                                                                            --------                    --------

OTHER ASSETS:
   Intangible assets, net                                                     95,920                      64,807
   Deferred financing costs, net                                               5,013                       1,336
   Other assets                                                                2,241                       2,585
                                                                            --------                    --------
    Total Other Assets                                                       103,174                      68,728
                                                                            --------                    --------
                                                                            $317,386                    $245,133
                                                                            ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $ 47,740                    $ 36,206
   Accrued salaries & wages                                                    7,549                       4,252
   Accrued income taxes                                                        5,193                         759
   Other current liabilities                                                  18,713                      14,581
   Accrued rebates                                                             4,937                       3,382
   Current maturities of long-term debt                                        1,150                         145
                                                                            --------                    --------
    Total Current Liabilities                                                 85,282                      59,325
                                                                            --------                    --------

LONG-TERM DEBT                                                               124,716                      95,053

LONG-TERM LIABILITIES:
   Deferred income taxes                                                      14,135                      14,135
   Other long-term liabilities                                                11,136                       3,991
                                                                            --------                    --------
                                                                              25,271                      18,126
                                                                            --------                    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, authorized 5,000,000 shares                    -                           -
   Common stock, $.01 par value; authorized 24,000,000 shares,
     issued 6,564,546 (June 29, 1997 and September 29,  1996)                     66                          66
   Additional paid-in capital                                                 37,612                      37,612
   Retained earnings                                                          44,623                      35,569
                                                                            --------                    --------
                                                                              82,301                      73,247
   Less treasury stock, at cost, 9,431 and 32,791 (June 29, 1997
    and September 29, 1996)                                                     (184)                       (618)
                                                                            --------                    --------
     Total Stockholders' Equity                                               82,117                      72,629
                                                                            --------                    --------
                                                                            $317,386                    $245,133
                                                                            ========                    ========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  ------------------                  -----------------
ENDED
-----                                                      June 29, 1997   June 30, 1996            June 29, 1997    June 30, 1996
                                                           -------------   -------------            -------------    -------------
NET SALES                                                     $  109,676        $ 73,715               $  301,020        $ 193,637

COSTS, EXPENSES AND OTHER:

   Cost of products sold (excluding  depreciation
      and amortization)                                           93,412          59,713                  254,101          158,064

   Depreciation and amortization                                   3,465           1,866                   10,124            5,321

   Selling and administrative expense                              6,413           4,393                   17,765           12,442

   Interest expense, net                                           3,245           1,005                    7,800            3,108

   Gain on curtailment of postretirement medical
   benefits                                                       (5,828)              -                   (5,828)               -

   Other, net                                                      1,514             225                    1,713             (262)
                                                              ----------        --------               ----------        ---------

      Total costs, expenses and other                            102,221          67,202                  285,675          178,673
                                                              ----------        --------               ----------        ---------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEMS                                            7,455           6,513                   15,345           14,964

PROVISION FOR INCOME TAXES                                         3,056           2,646                    6,291            6,090
                                                              ----------        --------               ----------         ---------

INCOME BEFORE EXTRAORDINARY ITEM                                   4,399           3,867                    9,054            8,874

EXTRAORDINARY LOSS RESULTING FROM
   THE EARLY EXTINGUISHMENT OF DEBT-
   Net of related tax benefit of $1,683                                -          (2,535)                       -           (2,535)
                                                              ----------        --------               ----------         ---------

NET INCOME                                                    $    4,399        $  1,332               $    9,054        $   6,339
                                                              ==========        ========               ==========        =========

EARNINGS PER COMMON SHARE:

   Income before extraordinary item                           $     0.66           $0.63               $     1.37        $    1.44
                                                              ==========        ========               ==========        =========

   Net Income                                                 $     0.66           $0.22               $     1.37        $    1.03
                                                              ==========        ========               ==========        =========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                              6,666           6,119                    6,613            6,173
                                                              ==========        ========               ==========        =========

See notes to consolidated financial statements.

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                       JUNE 29, 1997    JUNE 30, 1996
                                                                                       ------------------------------
OPERATING ACTIVITIES:
Net income                                                                             $  9,054          $ 6,339
 Adjustments to reconcile net income to   net cash from operating
  activities:
 Depreciation                                                                             6,940            4,357
 Amortization of intangibles                                                              3,184              964
 Amortization of deferred financing costs                                                   330              452
 Gain on curtailment of postretirement medical benefits                                  (5,828)               -
 Provisions for doubtful accounts                                                           295              525
 Write-off of deferred financing costs related to debt extinguishment                         -            2,466
 Loss (Gain) on impairment of assets                                                      1,560              (19)
 Provision for deferred income taxes                                                          -            1,845
 Changes in assets and liabilities, net of effects of business acquisitions:
  Accounts receivable                                                                    (3,322)          (1,505)
  Inventories                                                                            (1,603)          (3,461)
  Other assets                                                                            1,769              (98)
  Accounts payable                                                                       13,160            3,493
  Accrued liabilities                                                                     1,618              573
  Income taxes, net                                                                       4,434           (2,065)
                                                                                       --------         --------
     Net cash provided by operating activities                                           31,591           13,866
                                                                                       --------         --------

INVESTING ACTIVITIES:
  Capital expenditures                                                                  (14,639)         (11,301)
  Acquisitions, net of cash acquired                                                    (41,619)         (67,539)
  Other                                                                                      18               19
                                                                                       --------         --------
     Net cash used in investing  activities                                             (56,240)         (78,821)
                                                                                       --------         --------

FINANCING ACTIVITIES:
  Net borrowings under bank credit  agreement                                           (69,971)         103,600
  Issuance (Extinguishment) of long-term debt                                           100,000          (50,000)
  Repayments on long-term debt                                                             (153)            (265)
  Increase in unpresented bank drafts                                                    (1,870)           1,023
  Purchases of treasury stock                                                              (396)          (9,469)
  Payment of deferred financing costs                                                    (3,322)          (1,247)
  Other                                                                                       -             (112)
                                                                                       --------         --------
     Net cash provided by financing activities                                           24,288           43,530
                                                                                       --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (361)         (21,425)
                                                                                       --------         --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,852           23,538
                                                                                       --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  1,491         $  2,113
                                                                                       ========         ========

                                                              (Continued)


                                                       NINE MONTHS ENDED
                                                       ------------------
                                                 JUNE 29, 1997    JUNE 30, 1996
                                                 -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the period for:
      Interest                                        $  5,199        $   5,127
                                                      ========        =========

      Income taxes                                    $  3,372        $   4,529
                                                      ========        =========

   Details of businesses acquired were as follows:
      Fair value of assets acquired                   $ 61,259        $ 114,370
      Liabilities assumed                              (18,890)         (31,231)
      Value of common stock issued                         ---           (2,787)
      Value of treasury stock reissued                     ---          (11,813)
      Other liabilities incurred                          (750)          (1,000)
                                                      --------        ---------
      Net cash paid for acquisitions                  $ 41,619        $  67,539
                                                      ========        =========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
1.   GENERAL

     The accompanying consolidated financial statements of BWAY Corporation and subsidiaries ("the Company") have been prepared without audit. BWAY Corporation ("BWAY") is a holding company whose subsidiaries manufacture and distribute metal containers in the United States and Canada. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of June 29, 1997 and for the three months and nine months ended June 29, 1997 and June 30, 1996 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months and nine months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2.   INVENTORIES

     Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                               JUNE 29, 1997   SEPTEMBER 29, 1996
Inventories at FIFO Cost:
  Raw material                    $13,425          $ 9,300
  Work-in-process                  23,581           18,601
  Finished goods                   10,361            9,189
                                  -------          -------
                                   47,367           37,090
Reduction to LIFO valuation          (237)             (46)
                                  -------          -------
                                  $47,130          $37,044
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

 5.  ACQUISITIONS

     Milton Can Company

     On May 28, 1996, the Company acquired all of the outstanding stock of Milton Can Company, Inc. ("MCC"). The Company paid $13.4 million in cash, $1 million in notes and $14.6 million in BWAY stock for 100% equity in MCC. MCC is a manufacturer of paint, oblong and specialty cans within the general line segment of the North American metal container industry. The Company issued a total of 810,970 shares in connection with the merger, comprised of 656,174 shares of its treasury stock and 154,796 newly issued shares. The consideration given to Milton's shareholders is subject to an adjustment based on the change in tangible net worth from December 31, 1995 through May 28, 1996. In addition, the Company repaid MCC's approximately $12.3 million in term and revolving bank debt concurrent with consummation of the purchase transaction. This subsidiary was renamed Brockway Standard (New Jersey), Inc .

     Davies Can Company

     On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company ( a wholly-owned subsidiary of Crown Cork &Seal Company, Inc.). Davies manufactures paint, oblong and utility cans within the general line segment of the North American metal container industry. The Company paid approximately $41.7 million in cash, subject to an adjustment based on the change in working capital from December 31, 1995 through June 17, 1996. This subsidiary was renamed Brockway Standard (Ohio), Inc.

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

     The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed in each of the foregoing transactions. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at June 29, 1997 for the Ball Aerosol acquisition, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for MCC, Davies and Ball Aerosol have been included in the Company's consolidated financial statements since the date of acquisition. The excess purchase price over the fair market value of net identifiable assets acquired was in aggregate approximately $79 million.

     Management has committed to a plan to close certain facilities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the MCC, Davies and Ball Aerosol purchases, the Company established a reorganization liability of approximately $5.6 million which is classified in other current liabilities, representing the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan for the Ball Aerosol acquisition may result in further adjustments to this reserve. As of June 29, 1997, the Company had charged approximately $2.7 million against the reorganization liability.

     The following pro forma results assume the acquisitions of MCC, Davies and Ball Aerosol occurred at the beginning of the fiscal year ended September 29, 1996 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.

                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                               JUNE 29, JUNE 30,             JUNE 29, JUNE 30, 1996
                               (In thousands, except per share amounts)
-----------------------------------------------------------------------------------
Net Sales                           $109,676    $107,975     $305,346     $312,112
Income before extraordinary item       4,399       2,044        9,151        5,069

Net Income                             4,399        (491)       9,151        2,534
Earnings per common share:
 Income before extraordinary item      $0.66       $0.31        $1.38        $0.74

 Net income                            $0.66      ($0.07)       $1.38        $0.37
-----------------------------------------------------------------------------------

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.

 6.  LONG-TERM DEBT

     On June 17, 1996, the Company terminated its bank agreement and entered into a new credit agreement with Bankers Trust Company, NationsBank, N.A., and certain financial institutions (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations under the Company's previous revolving credit facility. Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001, as well as consummate the recent acquisitions.

     The Credit Agreement allows the Company and its subsidiaries to borrow up to $100 million (expandable by $25 million provided certain conditions are met). The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time ("Prime") or LIBOR, at the option of the borrower. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, the Company is restricted in its ability to pay dividends and to make other certain restricted payments. As of June 29, 1997, the outstanding balance on the Credit Agreement was $23.8 million. The interest rate being paid by the Company as of June 29, 1997 was LIBOR plus 1.25%.

     On April 11, 1997, the Company received the net proceeds of approximately $96 million from a private placement of $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"). The Company immediately loaned the net proceeds to certain of its subsidiaries. The net proceeds were used by the subsidiaries to repay a portion of the Company's indebtedness under the Credit Agreement.

     Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness. The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes. In addition, until April 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 110 1/4 % of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public or private sales of common stock of the Company, subject to certain provisions of the indenture. Upon the occurrence of a Change in Control, as defined in the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, mergers and certain restricted payments.

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

 9.  CURTAILMENT OF POSTRETIREMENT MEDICAL BENEFITS

     In June 1997, the Company and employees belonging to a union covering approximately 50% of the employees at the Cincinnati facility reached a new collective bargaining agreement. One of the provisions of the new agreement eliminates postretirement medical benefits provided by the Company which resulted in the recording of a curtailment gain of approximately $5.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             RESULTS OF OPERATIONS

Net sales during the third quarter of fiscal 1997 increased 48.8% to $109.7 million compared to $73.7 million in the third quarter of fiscal 1996. Net sales for the nine months ended June 29, 1997 increased 55.5% to $301.0 million compared to $193.6 million for the nine months ended June 30, 1996. The increase in sales resulted primarily from the Company's acquisitions during the second half of fiscal 1996 and the Ball Aerosol acquisition in the first quarter of fiscal 1997.

Cost of products sold (excluding depreciation and amortization) increased 56.4% in the third quarter of fiscal 1997 to $93.4 million from $59.7 million in the same period of fiscal 1996. For the first nine months of fiscal 1997, cost of products sold increased 60.8% to $254.1 million from $158.1 million in the first nine months of fiscal 1996. The increase is due primarily to the increase in net sales. Cost of products sold as a percentage of net sales increased from 81.0% in the third quarter of fiscal 1996 to 85.2% in the third quarter of fiscal 1997. The Company's facilities existing prior to the acquisitions realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives. Gains were more than offset by higher costs at the recently acquired facilities where the Company has initiated an aggressive rationalization program. Overall margins were negatively affected by the strike at the Cincinnati, Ohio aerosol can plant which lasted for five weeks.

Depreciation and amortization expenses increased 85.7% to $3.5 million in the quarter ended June 29, 1997 compared to $1.9 million in the quarter ended June 30, 1996. Depreciation and amortization expenses increased 90.3% to $10.1 million for the nine months ended June 29, 1997 compared to $5.3 million in the same period of fiscal 1996. The increase is due to increased depreciation and amortization resulting from the acquisitions and depreciation on capital expenditures placed in service during fiscal 1996 and the first nine months of fiscal 1997.

Selling and administrative costs for the third quarter of fiscal 1997 increased 46.0% to $6.4 million from $4.4 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, selling and administrative costs increased 42.8% to $17.8 million from $12.4 million in the first nine months of fiscal 1996. The increase is due primarily to the recent acquisitions and corporate infrastructure supporting acquisitions and continued growth plans. Selling and administrative cost as a percent of net sales decreased to 5.8% in the third quarter of fiscal 1997 from 6.0% for the third quarter of fiscal 1996 primarily from increased sales volume.

Interest expense increased $2.0 million to $3.2 million in the third quarter of fiscal 1997 compared to $1.2 million in the same period of fiscal 1996. Interest expense for the nine months ended June 29, 1997 increased $4.0 million to $7.8 million compared to $3.8 million for the nine months ended June 30, 1996. This increase is primarily attributable to the increase in the outstanding loan balance used to finance the acquisitions during calendar 1996 and the higher interest rate on the senior subordinated notes. Net interest expense reported in the third quarter and first nine months of fiscal 1996 was further offset by $0.2 million and $0.7 million, respectively, of interest income from cash on hand.

On May 1, 1997, the aerosol can plant in Cincinnati, Ohio was affected by a strike of the members of the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO Local No. 729 involving approximately 50% of the workforce at the facility. The strike was settled with the workforce returning to work on June 2, 1997. Income from operations for the quarter was depressed as a result of the labor interruption and subsequent actions taken in order to continue fulfilling customer requirements. As a result of the union negotiations, the Company recognized a gain of $5.8 million related to the curtailment of postretirement medical costs. These costs will no longer be incurred under the new union agreement.

Other expense increased $1.3 million in the third quarter of fiscal 1997 from $.2 million in fiscal 1996. The increase resulted from an impairment loss of $1.5 million related to the obsolescence of certain computer equipment, which is being replaced by equipment with increased functionality and increased capacity better suited for the Company's future needs.

During the third quarter of fiscal 1996, BWAY Corporation terminated its existing loan agreements and entered into a new 5 year $150 million Credit Agreement. As a result of this debt extinguishment, the Company incurred an extraordinary loss of approximately $2.5 million, net of taxes, for the extinguishment of the Company's $50 million Senior Secured Notes and Revolving Credit Facility.

Income before extraordinary item increased 13.8% to $4.4 million for the third quarter of fiscal 1997 compared to $3.9 million for the third quarter of fiscal 1996. Income before extraordinary item for the nine month period was $9.1 million, an increase of 2.0% compared to the $8.9 million reported for the comparable period of 1996. This increase is primarily attributable to the extraordinary loss resulting from the extinguishment of debt in fiscal 1996 and the gain on curtailment of postretirement medical benefits recorded in the third quarter of fiscal 1997.

Net income for the third quarter of fiscal 1997 increased 230.3% to $4.4 million from $1.3 million for the same period of fiscal 1996. The increase is attributable to the extraordinary loss resulting from the extinguishment of debt in fiscal 1996 and the curtailment gain of $5.8 million offset by the write-off of fixed assets of $1.5 million in fiscal 1997. Net income for the nine months ended June 29, 1997 was $9.1 million, an increase of 42.8% compared to the $6.3 million reported for the same period of fiscal 1996. This increase, given the $2.5 million one-time charge in fiscal 1996, reflects the Company's continuing efforts to reduce costs and improve productivity.

Earnings per share before the extraordinary loss resulting from the repayment of debt were $0.66 per share for the third quarter of fiscal 1997 compared to $0.63 per share for the comparable period of fiscal 1996, and $1.37 per share for the first nine months of fiscal 1997 compared to $1.44 per share for the nine month period ended June 30, 1996.

Reported earnings per share were $0.66 per share for the third quarter of fiscal 1997 compared to $0.22 per share for the same period of 1996, and were $1.37 per share for the first nine months of fiscal 1997 compared to $1.03 per share for the same period of fiscal 1996. The weighted average shares outstanding were 6.7 million and 6.1 million for the respective quarters, and were 6.6 million and
6.2 million for the respective nine month periods.

During the fourth quarter of fiscal 1996, management announced plans to close six facilities and open one new plant for strategic expansion of the Company's business. As part of this rationalization strategy, the acquired Covington, Georgia plant was closed during the fourth quarter of fiscal 1996 and the acquired Peabody, Massachusetts plant was closed during the first quarter of fiscal 1997. The majority of the equipment and business has been assigned to other Company locations. The Company also relocated its Memphis, Tennessee operation to a larger facility to accommodate production changes and the strategic expansion of the Company's business. Following completion of the facility closings described above, the Company believes that the Company's remaining facilities will be adequate for its needs. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities.

                        LIQUIDITY AND CAPITAL RESOURCES

In April 1997, the Company completed a private placement of $100 million of 10 1/4% senior subordinated notes due 2007 ("the Notes"). The proceeds were used to repay approximately $96 million on the Credit Agreement. The repayment reduced availability under the Credit Agreement from $150 million in potential borrowings to $100 million (expandable by $25 million provided certain conditions are met). This allows the Company to have a fixed component of debt while maintaining flexibility for future borrowing needs.

The Company's cash requirements for operations, capital expenditures and acquisitions during the nine months ending June 29, 1997 were financed through three sources: the Notes, borrowings under the Credit Agreement and internally generated cash flows. At June 29, 1997, the Company had availability under the existing Credit Agreement to borrow an additional $76.2 million, plus an additional $25 million if certain conditions are met.

The Company's working capital decreased $6.3 million to $16.0 million from $22.3 million for the nine months ending June 29, 1997. The decrease is primarily attributable to 1) the increase in other current liabilities related to the acquisition of Ball Aerosol, and 2) the increase in accrued income taxes.

The Company used approximately $41.3 million of cash to complete the Ball Aerosol acquisition during the first fiscal quarter of 1997. The funds were provided by borrowings from the Credit Agreement. As of June 29, 1997, the outstanding balance on the Credit Agreement was approximately $23.8 million.

During the first nine months of fiscal 1997, the Company's operating activities provided $31.6 million of cash. Operating activities for the same period during the prior year reflected cash provided of $15.5 million. The increase in funds provided during the nine months ended June 29, 1997 reflect higher non cash items such as depreciation and amortization as well as the increase in current liabilities noted above.

Capital expenditures of $14.6 million in the first nine months of fiscal 1997 represent an increase of $3.3 million from the first nine months of fiscal 1996. This increase is due primarily to the additional capital requirements from the acquired businesses which is consistent with the Company's plan of replacing aging equipment with more technologically advanced equipment. It is the Company's intention to continue the rate of spending on its targeted capital investment program, designed to increase productivity and reduce operating costs.

Cash provided by financing activities during the nine months ended June 29, 1997 was $24.3 million compared to $41.9 million provided in the comparable nine months of the prior year. Cash provided during the first nine months of fiscal 1997 was obtained through operations, the Notes and the Credit Agreement. Funds were used to consummate the Ball Aerosol acquisition discussed above and for capital expenditures. Management believes that cash provided from borrowings available under the Credit Agreement, the Notes and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for at least the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry.

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

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions and servicing debt.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Index of Exhibits.

(b) Report on Form 8-K was filed on April 1, 1997 reporting the press release for the Rule 144A private debt offering on March 25, 1997. Reports on Form 8-K are incorporated in this document by reference to the respective filings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BWAY  Corporation
                                               (Registrant)


 Date:  August  11, 1997                     By:  /s/ David P. Hayford
                                                  -----------------------
                                                  David P. Hayford
                                                  Senior Vice President &
                                                  Chief Financial Officer



Form 10-Q: For the quarterly period ending June 29, 1997

                               INDEX TO EXHIBITS
                     -------------------------------------

                                                         LOCATION OF DOCUMENT
      EXHIBIT                                                IN SEQUENTIAL
        NO.            DESCRIPTION OF DOCUMENT              NUMBERING SYSTEM
      -------      ----------------------------------    --------------------

       4.1         Indenture dated as of April 11,
                   1997 among the Company, the
                   Subsidiary Guarantors and Harris
                   Savings and Trust Company, as trustee.         (1)

       27          Financial Data Schedule







 _____________
 (1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 333-26013.