Form 10-K
period 1997-09-28
BWAY CORP
filed 1997-12-10
CIK 943897

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

        [ X ]    Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the Fiscal Year Ended September 28, 1997
                                       or
        [   ]  Transition Report pursuant to section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
             for the transition period from __________to _________.

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

                                  770-645-4800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share, registered on the New York Stock Exchange.

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

                       Yes     X      No
                           ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of November 20, 1997, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $130,052,922.

As of November 20, 1997, there were 9,791,712 shares of BWAY Corporation's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 20, 1998 for the Annual Meeting of Stockholders to be held on February 27, 1998 are incorporated in Part III hereof by reference.

                                BWAY CORPORATION

                               TABLE OF CONTENTS

PART I                                                                                                 Page
                                                                                                       ----
Item 1.        Business                                                                                   1

Item 2.        Properties                                                                                 7

Item 3.        Legal Proceedings and Regulatory Matters                                                   8

Item 4.        Submission of Matters to a Vote of Security Holders                                        8


PART II

Item 5.        Market for Company's Common Equity and Related Stockholder Matters                         8

Item 6.        Selected Financial Data                                                                    9

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                               12

Item 8.        Financial Statements and Supplementary Data                                               17

Item 9.        Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                                     17


PART III

Item 10.       Directors and Executive Officers of the Registrant                                        17

Item 11.       Executive Compensation                                                                    17

Item 12.       Security Ownership of Certain Beneficial Owners and Management                            17

Item 13.       Certain Relationships and Related Transactions                                            17


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                                                 18

                       BWAY CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997



                                    PART I

Item 1.  Business
         --------


General

     BWAY Corporation ("BWAY") (formerly known as Brockway Standard Holdings Corporation) is a holding company whose principal subsidiaries, Brockway Standard, Inc. ("BSI"), Brockway Standard (New Jersey), Inc., Milton Can Company, Inc. and Brockway Standard (Ohio), Inc. (collectively the "Company") are leading developers, manufacturers, and marketers of steel containers for the general line category of the North American container industry.

     Metal containers are currently utilized for three product categories: beverage, food and general line (which includes containers for such products as aerosol, paint and varnish, and automotive products). Management estimates, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 1996 industry shipments totaled approximately 99 billion units to the beverage category, 32 billion units to the food category and 4 billion units to the general line category. Although the general line category constitutes approximately 3% of the unit volume of metal containers, management estimates that it represents approximately 10% of the metal can industry revenues. Few companies compete in all three product categories, and most of the companies which produce beverage and food cans do not compete in the general line product categories.

     The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee, vegetable oil and vegetable shortening) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes and provides metal decorating services. The Company's products are typically coated on the inside to customer specifications based on intended use and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to customers located outside of the United States were less than 5 percent for both fiscal 1996 and fiscal 1997. Sales are made either by the Company's direct sales force, or third party distributors or sales agents.

     Over the past five years, the Company's net sales have grown at a compound annual growth rate of 24.5% from approximately $134.3 million in fiscal 1992 to approximately $402.2 million in fiscal 1997. Sales growth has been accomplished primarily through acquisitions in the general line segment and to a lesser extent, expanded market penetration in the sales of existing products and new product development.

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

Acquisitions

     The Company completed two strategic acquisitions during fiscal 1996 and one strategic acquisition during fiscal 1997.

     On May 28, 1996, a newly created subsidiary of BWAY named Milton Acquisition Corp. acquired all of the outstanding stock of Milton Can Company, Inc. ("Milton Can") (the "BSNJ Acquisition"). Immediately thereafter, Milton Acquisition Corp. changed its name to Milton Can Company, Inc. and on October 22, 1996 changed its name again to Brockway Standard (New Jersey), Inc. ("BSNJ"). BSNJ sells metal containers in the general line category of the North American container industry, producing products similar to those of the Company. This acquisition provided geographic expansion for the Company into the northeast United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities, one in Peabody, Massachusetts, and two in Elizabeth, New Jersey. The Company paid the shareholders of Milton Can approximately $29 million in approximately equal portions of cash and BWAY stock, and the Company assumed approximately $12.3 million of debt of the acquired company, which was retired by the Company at the time of acquisition. The transaction was accounted for using the purchase method of accounting.

     On June 17, 1996, a newly created subsidiary of BSI named Davies Acquisition Corp. acquired substantially all of the assets of the Davies Can division of the Van Dorn Company, a wholly-owned subsidiary of Crown Cork & Seal Company, Inc. (the "BSO Acquisition") On June 19, 1996, Davies Acquisition Corp. changed its name to Davies Can Company, Inc. and on March 21, 1997 changed its name again to Brockway Standard (Ohio), Inc. ("BSO"). BSO sells metal containers in the general line category of the North American container industry, producing products similar to those of the Company. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities in Covington, Georgia, Solon, Ohio and York, Pennsylvania. The Company paid approximately $42 million in cash for the assets. The transaction was accounted for using the purchase method of accounting.

     On October 28, 1996, a newly created subsidiary of BWAY named Milton Can Company, Inc. ("MCC"), which was incorporated on October 22, 1996, acquired the assets of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), a wholly owned and indirect subsidiary of Ball Corporation in an asset purchase transaction (the "MCC Acquisition"). The acquired business had revenues of approximately $45 million for the year ended December 31, 1995 and operates a single manufacturing facility in Cincinnati, Ohio. MCC produces a wide range of aerosol cans and operates a materials center providing steel shearing, coating and lithography services ("Materials Center Services"). The Company paid approximately $42.4 million in cash for the business. The transaction was accounted for using the purchase method of accounting.

     The operating results for BSNJ, BSO and MCC have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the aggregate fair market value of net identifiable assets acquired in the Recent Acquisitions was approximately $79 million.

     Management has committed to a plan to exit certain facilities of the acquired companies, and integrate acquired assets and businesses with the Company's facilities. In connection with recording the BSNJ Acquisition, BSO Acquisition and the MCC Acquisition (collectively the "Recent Acquisitions"), the Company established a reorganization liability of approximately $5.7 million which was classified in other current liabilities. The liability represents the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. As of September 28, 1997, the Company had charged approximately $4.3 million against the reorganization liability.

Products and Markets

     The Company participates in the container market and currently holds leading positions in the sale of most of its general line products, other than aerosol cans, and holds a strong position in the sale of coffee and vegetable oil cans. The Company does not sell beverage containers. The Company also manufactures steel ammunition boxes and provides metal decorating and container component manufacturing services.

     The following table sets forth the percentage of net sales of the Company contributed by the product lines indicated for fiscal 1997, 1996 and 1995. The Company's sales distribution by product line has been affected to some extent by the Recent Acquisitions. Materials Center Services have historically accounted for less than two percent of net sales.


Percentage of the Company's Net Sales
-------------------------------------

                                                                   Year Ended September 30,
                                                                   -----------------------
     Product                                                   1997          1996         1995
     -------                                                   ----          ----         ----

     General Line Containers                                     84%           78%          73%
     Food Cans                                                   13%           17%          23%
     Ammunition Boxes                                             3%            5%           4%
                                                               ----          ----         ----
           Total                                                100%          100%         100%


     General Line Products

     The primary uses for the Company's containers are for paint and related products, lubricants, cleaners, roof and driveway sealants, charcoal lighter fluid, household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), oblong or "F" style cans (typical paint thinner cans), specialty cans (typical PVC or rubber cement cans, brake fluid and other automotive after-market products cans and an assortment of other specialty containers), and pails. The Company produces a full line of these products to serve the specific requirements of a wide range of customers. The Company's products are typically coated on the inside to customer specifications based on intended use, and are either decorated on the outside to customer specifications or sold undecorated. Prior to May 1996, the only significant general line product which the Company did not sell was aerosol containers. The BSNJ Acquisition gave the Company a niche position in the container market for the sale of aerosol products. The Company increased its position for the sale of aerosol can products with the acquisition of the aerosol can business of BMFCC. Most of the Company's products are manufactured in facilities that are strategically located to allow the Company to deliver product to customer filling locations for such products within a one day transit time.

     Paint Cans. The Company produces round paint cans in sizes ranging from one-quarter pint to one gallon, with one gallon paint cans representing the majority of all paint can sales.

     Oblong or "F" Style Cans. Oblong or "F" style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint related products, charcoal lighter fluid, waterproofing products, and vegetable oil. The Company produces oblong cans in sizes ranging from three ounces to one imperial gallon.

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

     Pails. Pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either "closed head" for easy pouring products, or "open head" for more viscous products, with a lid which is crimped on after filling. The Company manufactures steel pails in sizes ranging from 2.5 to 7 gallons.

     Food Products/Coffee Cans

     The Company produces cans for coffee and vegetable oil with coffee accounting for the majority of sales. The Company produces coffee cans in sizes commonly referred to as 1 pound, 2 pound and 3 pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies and are typically printed to customer specifications. The Company does not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can.

     Ammunition Boxes

     The Company manufactures a variety of ammunition boxes. These containers provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. The Company sells ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

     Materials Center Services

     The Company also provides Materials Center Services for its can assembly facilities and third party customers. To enhance its offering of Materials Center Services, the Company has initiated a major capital investment program in state-of-the-art lithography and coating equipment. The Company believes this investment will significantly enhance its ability to expand third party sales of Materials Center Services. In November 1997 the Company announced the formation of a new strategic business unit, BMAT, to manage its Materials Center Services.


Customers

     The Company sells its products to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 38% of sales in fiscal 1997. During fiscal 1997, sales to The Sherwin-Williams Company accounted for approximately 10% of sales during the period.


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

     Steel prices have historically been adjusted as of January 1 of a calendar year. Most domestic tinplate and blackplate steel producers have announced a 3.0% price increase to become effective January 1, 1998. The Company has historically arranged for raw material price increases which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

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


Environmental, Health and Safety Matters

     The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There were no material capital expenditures relating to environmental compliance in fiscal 1997, and none are expected for fiscal 1998.

     Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its fiscal 1996 acquisition of facilities from Van Dorn Company ("Van Dorn"), the BSNJ Acquisition, and the MCC Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnifications, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois's responsibility for this matter and establishing procedures for Owens-Illinois' investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. Owens-Illinois' investigation of the contamination is continuing. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

     The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. The listings could result in a requirement for the Company to investigate and remediate the facility. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company for liabilities associated with any such required investigation or remediation as follows: (i) BMFCC will bear the first $0.1 million of such liabilities and (ii) any liabilities in excess of such amount will be subject to the general environmental liability indemnification provisions of the agreement with BMFCC, which provide that BMFCC will bear 100% of the first $0.3 million of environmental liabilities, 80% of the next $3.0 million of environmental liabilities, and 65% of all environmental liabilities exceeding $3.3 million.
At the Peabody, Massachusetts facility, which was previously leased by BSNJ, groundwater remediation is underway. The owner of the facility has agreed to retain all liability for the remediation. In addition, the former shareholders of Milton Can, subject to certain limitations, indemnified the Company for liabilities associated with the contamination. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

     The Company (and, in some cases, predecessors to the Company) have, from time to time, received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.

  Sales of aerosol cans currently comprise approximately 12% of the Company's annual general line sales. Federal and certain state environmental agencies have issued, and may in the future issue, environmental regulations which have the effect of requiring reformulation by consumer product manufacturers (the Company's customers) of aerosol propellants or aerosol-delivered consumer products to mitigate air quality impacts (principally related to lower atmosphere ozone formulation). Industry sources believe that aerosol product manufacturers can successfully achieve any required reformulation. There can be no assurance, however, that reformulation can be accomplished in all cases with satisfactory results. Failure by the Company's customers to successfully achieve such reformulation could affect the viability of aerosol cans as product delivery containers and thereby have a material adverse effect on the Company's sales of aerosol cans.


Competition

  The markets for the Company's products are competitive and the Company faces competition from a number of sources in most of its product lines. Competition is based primarily on price, quality, service, and, to a lesser extent, product innovation. The Company believes that its low cost of production and high quality products, the geographic location of the Company facilities which provide national coverage for most products to most customers, and its commitment to strong customer relationships enable it to compete effectively.

  Manufacturers of steel containers have historically faced competition from other materials, primarily plastic, glass, and aluminum. Steel containers offer a number of significant advantages over alternative materials, including fire safety (critical in many products packaged in paint, oblong and specialty cans), the capacity for vacuum packaging (important to coffee producers) and ability to contain aggressive products (primarily certain solvent-based products).


Employees

  As of September 28, 1997, the Company employed approximately 1,654 hourly workers and 443 salaried employees. Certain of the Company's employees are represented by various unions. As of September 28, 1997, BSI and its subsidiary BSO together had approximately 240 union employees at two facilities covered by three separate collective bargaining agreements. As of September 28, 1997, BSNJ and its subsidiary Northeast Tinplate Company, Inc. ("NTC") had approximately 180 union employees at two facilities covered by three separate collective bargaining agreements. As of September 28, 1997 MCC had approximately 310 union employees at one facility covered by three separate collective bargaining agreements.

  During fiscal 1997, BSO and the International Association of Machinist and Aerospace Workers, Local No. 233 ("IAM") representing substantially all the hourly workers at BSO's Solon, Ohio plant agreed to renegotiate their collective bargaining agreement which was scheduled to expire on March 7, 1998. On March 3, 1997, BSO and the members of the IAM reached agreement on a new collective bargaining agreement that has made BSO more competitive within the industry and provides BSO greater operating flexibility. The expiration date of the new agreement was extended to March 7, 2001. On May 1, 1997 the labor agreement between MCC and members of the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO Local No. 729 ("IUE") covering approximately 50% of the hourly workers at MCC's Cincinnati, Ohio facility expired and the union membership went on strike. On June 2, 1997, MCC and the members of the IUE reached agreement on a new collective bargaining agreement, expiring August 31, 2000, that has made MCC more competitive within the industry and provides MCC greater operating flexibility. On October 15, 1997, the collective bargaining agreements between BSNJ and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America, Local No. 1034 ("Teamsters"), and NTC and the Teamsters expired. Negotiations have continued with regard to both collective bargaining agreements.

     Management believes that safety performance, which is often considered as an indicator of worker involvement, training and attitude, has been excellent at the Company's facilities. In addition to worker attentiveness to safety, employees are also actively involved in various quality and productivity initiatives.

Item 2.  Properties
         ----------

     The following table sets forth certain information with respect to the Company's headquarters and manufacturing plants, as of November 20, 1997.


                                                      Approximate
                                                    Square Footage          Type of Interest
Location                                            ---------------         ----------------
------------------------------------
Atlanta, Georgia (Headquarters)                         24,000                  Leased
Chicago, Illinois                                      141,000                   Owned
Cincinnati, Ohio                                       469,000                   Owned
Dallas, Texas (Thompson)                               110,000                   Owned
Dallas, Texas (Southwestern)                            73,000                   Owned
Elizabeth, New Jersey                                  209,000                  Leased
Elizabeth, New Jersey                                   41,000                  Leased
Fontana, California                                     72,000                  Leased
Franklin Park, Illinois                                 92,000                  Leased
Garland, Texas                                          78,000                  Leased
Homerville, Georgia                                    427,000                   Owned
Memphis, Tennessee                                      75,000                  Leased
Picayune, Mississippi                                   60,000                  Leased
Solon, Ohio                                            220,000                   Owned
York, Pennsylvania                                      97,000                   Owned

     During the fourth quarter of fiscal 1996, management announced plans to close six facilities and open one new plant as part of the Company's rationalization initiative associated with the Recent Acquisitions. As part of this rationalization strategy, an acquired plant in Covington, Georgia was closed in September 1996 and an acquired plant in Peabody, Massachusetts was closed in fiscal year 1997. The majority of the equipment and business has been assigned to other Company locations. The Company also moved its Memphis, Tennessee operation to a larger facility during the first quarter of fiscal 1997 to accommodate production changes and the strategic expansion of the Company's business. Following completion of the facility closings described above, the Company continues to have excess manufacturing capacity and cost reduction opportunities resulting from the Recent Acquisitions. Management currently plans to close three more facilities during fiscal 1998, and believes that following these closings, the Company's remaining facilities will be adequate for its needs. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities.

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

     The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------

     As of November 20, 1997, there were 107 holders of record of the Common Stock. Because BWAY is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's Credit Agreement dated June 17, 1996, as amended (the "Credit Agreement"), among BWAY, BSI, BSNJ, MCC, BSO, BT Alex.Brown Incorporated (formerly known as Bankers Trust Company), NationsBank, N.A. (South) and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other restricted payments in an amount greater than $16.4 million, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. In addition, the Company's Indenture dated April 11, 1997 (the "Indenture"), among BWAY, Harris Trust and Savings Bank, BSNJ, MCC, BSI, Materials Management, Inc., Brockway Standard (Canada), Inc., BSO, and Platemasters, Inc., also restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Any future determination to pay dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements, indentures, business strategies and such other factors as the Board of Directors deems relevant at such time. The Company has not otherwise paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

     On May 28, 1996, in connection with the BSNJ Acquisition, BWAY issued an aggregate 1,216,455 shares of Common Stock (in addition to cash and notes) to 19 persons who were the stockholders of Milton Can prior to the BSNJ Acquisition. This issuance was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering. See Item 1. "Business - Acquisitions."

  The Company's Common Stock was traded on the Nasdaq National Market under the symbol "BWAY" through November 19, 1996. Since November 20, 1996, the Company's Common stock has been traded on the New York Stock Exchange under the symbol "BY". The table below sets forth the high and low bid information for the Common Stock for each quarterly period during fiscal 1996, the high and low bid or sales price information (whichever of the bid or sales price is higher or lower, as appropriate) for the Common Stock for the first quarter of fiscal 1997, and the high and low sales price information for the Common Stock for the second, third, and fourth quarters of fiscal 1997. Prior to the Initial Public Offering, there was no established public trading market in the Common Stock.

  On August 19, 1997 the Company's Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend which was paid on September 22, 1997 to stockholders of record on September 2, 1997. All price information set forth below has been adjusted to reflect the stock dividend. The bid information for each quarterly period in fiscal 1996 and the first quarter of fiscal 1997 set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Fiscal Quarter                 High               Low
         --------------                 ----               ---
         First quarter, 1996           $11.67             $10.21
         Second quarter, 1996          $10.58             $ 8.08
         Third quarter, 1996           $12.83             $ 7.75
         Fourth quarter, 1996          $12.50             $11.17
         First quarter, 1997           $12.92             $11.67
         Second quarter, 1997          $13.17             $11.83
         Third quarter, 1997           $15.63             $12.83
         Fourth quarter, 1997          $20.50             $15.33

Item 6.  Selected Financial Data

  The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 1997 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of acquisitions described under "Business-- Acquisitions" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the respective acquisitions. The selected consolidated financial data is qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.


                                                                                  Fiscal Year Ended September 30, (1)
                                                                       -------------------------------------------------------

                                                                       1997 (2)    1996 (3)     1995       1994       1993(4)
                                                                      --------    --------   --------   --------     --------
                                                                              (in  thousands except per share data)
Income Statement Data:

NET SALES                                                              $402,150    $283,105   $247,480   $224,701     $180,963
                                                                       --------    --------   --------   --------     --------
COSTS, EXPENSES AND OTHER
  Cost of products sold (excluding depreciation and amortization)       341,406     236,741    208,091    193,497      157,415
  Depreciation and amortization                                          13,024       7,425      5,940      5,057        3,150
  Selling and administrative expense                                     19,651      14,589     10,335      9,998        7,424
  Provision for restructuring (5)                                                    12,860
  Interest expense, net                                                  10,649       4,872      5,211      5,730        2,795
  Gain on curtailment of postretirement benefits                         (5,828)
  AB Leasing fees and expenses (6)                                                               1,389      1,318        1,284
  AB Leasing termination expense (6)                                                             1,995
  Other, net                                                                998        (340)      (275)       100            8
                                                                       --------    --------   --------   --------     ---------
   Total costs, expenses, and other                                     379,900     276,147    232,686    215,700      172,076


INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                             22,250       6,958     14,794      9,001        8,887

   Provision for income taxes                                             9,146       3,239      6,021      3,756        3,731
                                                                       --------    --------   --------   --------     --------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING                                        13,104       3,719      8,773      5,245        5,156
                                                                       --------    --------   --------   --------     --------

   Extraordinary loss resulting from the extinguishment of debt, net
    of tax benefit (7)                                                               (2,535)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING                                                            13,104    $  1,184      8,773      5,245        5,156
                                                                       --------    --------   --------   --------     --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS -
  Net of related tax benefit of $137 (8)                                                                     (213)
                                                                       --------    --------   --------   --------     --------
NET INCOME                                                             $ 13,104    $  1,184   $  8,773   $  5,032     $  5,156
                                                                       ========    ========   ========   ========     ========


PER SHARE DATA:
  Income before extraordinary item and cumulative effect of change in
      Accounting                                                       $   1.31    $   0.40   $   1.24   $   0.84     $   0.84
  Extraordinary item                                                                  (0.27)
  Change in accounting                                                                                      (0.03)
                                                                       --------    --------   --------   --------     --------
  Net income                                                           $   1.31    $   0.13   $   1.24   $   0.81     $   0.84
                                                                       ========    ========   ========   ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                          9,983       9,410      7,097   $  6,206        6,107
                                                                       ========    ========   ========   ========     ========


                                                                       September 30,
                                                                            (1)
                                                    ---------------------------------------------------

                                                      1997      1996        1995       1994      1993
                                                    --------  --------    --------   --------  --------
Balance Sheet Data:
  Working capital                                   $  6,890  $ 22,280    $ 38,811   $ 14,371  $  8,938
  Property, plant and equipment, net                 123,617    94,800      67,668     58,996    54,816
  Total assets                                       316,377   245,133     167,958    137,220   136,507
  Long-term debt (including current
     maturities)                                     115,532    95,198      50,218     55,476    55,797
  Redeemable common stock                                                               2,682
  Stockholders' equity                                85,466    72,629      65,837     27,015    23,917


(1) The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year ends as September 30.

(2) The results of operations for the year ending September 30, 1997 include the results from the October 28, 1996 acquisition of substantially all assets of the aerosol can business of Ball Metal Food Container Corporation.

(3) The results of operations for the year ending September 30, 1996 include the results from the following acquisitions. On May 28, 1996, BWAY acquired all of the stock of Milton Can Company. On June 17, 1996, BSI acquired substantially all of the assets of the Davies Can division of the Van Dorn Company.

(4) The results of operations for the year ending September 30, 1993 include the results from the following acquisitions. On March 4, 1993, BSI acquired certain equipment, intellectual property and other assets related to Ellisco, Inc.'s Monotop business. On April 27, 1993, BSI acquired all of the stock of Armstrong Containers, Inc. (formerly Armstrong Industries, Inc.). On May 27, 1993 BSI acquired substantially all of the assets of DK Container, Inc.

(5) During the fourth quarter of fiscal 1996, the Company recorded a non-recurring, non-cash restructuring charge comprised of a write-down of certain assets. The restructuring charge was due to increased volumes resulting from the BSNJ Acquisition and the BSO Acquisition providing the opportunity for the Company to consolidate certain of its manufacturing processes to meet customer demand and improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment for an estimated nominal value beginning in early fiscal 1997 and ending in fiscal 1998. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8.

(6) The Company was party to a management agreement (the "Management
    Agreement") with AB Leasing and Management, Inc. ("AB Leasing") whereby the Company paid to AB Leasing an annual fee (the "AB Leasing Fee") based upon a formula, plus reimbursement for expenses. See Note 12 of the Notes to Consolidated Financial Statements set forth in Item 8. The Company and AB Leasing terminated the Management Agreement upon the consummation of the Initial Public Offering. Pursuant to the termination agreement the Company issued 199,500 shares of Common Stock to AB Leasing prior to the effectiveness of the Initial Public Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 ($1,200,000 net of tax effect) in connection therewith in the period in which such shares were issued.

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


General

  Industry

  The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants. The packaging market in which the Company competes is generally mature and stable. On average, domestic industry growth rates have historically followed US GDP growth rates. Management believes that companies that have managed sustained growth in these markets above the GDP level have typically accomplished this growth primarily through acquisitions. Industry consolidation has occurred during recent years.

  Sales Growth

  The Company's net sales have grown at a compounded annual rate of 24.5% over the past five years, from approximately $134.3 million in fiscal 1992 to approximately $402.2 million in fiscal 1997, primarily as a result of acquisitions during this period and, to a lesser extent, market penetration in key existing product segments and new product development. The acquisitions have strengthened and expanded the Company's position in key product and geographic markets and, through consolidation, have enabled the Company to achieve operating synergies.

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

  Steel prices have historically been adjusted as of January 1 of a calendar year. Most domestic tinplate and blackplate steel producers have announced a 3.0% price increase to become effective January 1, 1998. The Company has historically arranged for raw material price increases which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

  Gross Profit Margins

  Continuous advances in manufacturing productivity and cost reduction have been critical to the industry and the Company's ability to improve gross profit margins. The BSNJ Acquisition and the BSO Acquisition late in the third quarter of fiscal 1996, and the MCC Acquisition early in the first quarter of fiscal 1997 increased the Company's sales by approximately 60%. The sales of the acquired businesses historically provided lower gross margins than those reported by the Company. The Company's objective is to improve margins by maximizing synergies through employment of the Company's historically successful 3R strategic initiative to Rationalize, Reengineer and Recapitalize these acquired businesses. Although certain employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the Recent Acquisitions have been accrued for through purchase accounting adjustments, the Company incurred during the fourth quarter of fiscal 1996 and throughout fiscal 1997, and will continue to incur, other non-recurring costs which, in accordance with current accounting pronouncements, have been charged against operating gross margins. As a result of the lower margins of the acquired businesses and the effect of rationalization initiatives, overall margins for the Company decreased during the fourth quarter of fiscal 1996, and then began to improve during fiscal 1997.


Results of Operations

Year ended September 30, 1997 (fiscal 1997) compared to year ended September 30, 1996 (fiscal 1996).

  Net Sales. Net sales for fiscal 1997 were $402.2 million, an increase of $119.1 million or 42.0% from $283.1 million in fiscal 1996. The increase resulted from the BSNJ Acquisition and the BSO Acquisition late in the third quarter of fiscal 1996, and the MCC Acquisition early in the first quarter of fiscal 1997.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1997 was $341.4 million, an increase of $104.7 million, or 44.2%, from $236.7 million in fiscal 1996. The increase is primarily attributable to increased sales from, and the higher cost of products sold (excluding depreciation and amortization), of the Recent Acquisitions. Cost of products sold as a percent of sales increased to 84.9% in fiscal 1997 from 83.6% in fiscal 1996. The increase is primarily attributable to the Recent Acquisitions where cost of products sold as a percent of sales was historically higher than that of the Company's previously owned facilities, and to costs associated with the Company's 3R strategic initiative to Rationalize, Reengineer and Recapitalize the Recent Acquisitions. Although certain employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the Recent Acquisitions have been accrued for through purchase accounting adjustments, the Company incurred during the fourth quarter of fiscal 1996, and during fiscal 1997, other non-recurring costs which, in accordance with current accounting pronouncements, were charged against operating income. Cost of products sold (excluding depreciation and amortization) for fiscal 1997 was also adversely affected by an approximately thirty day strike at MCC's Cincinnati, Ohio facility.

  Income before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary items for fiscal 1997 was $22.3 million, an increase of $15.3 million, or 219.8%, from $7.0 million in fiscal 1996, when the Company recorded a non-cash restructuring charge of $12.9 million (before taxes). Fiscal 1997 income before income taxes and extraordinary items increased by $2.4 million over fiscal 1996, excluding the effect of the restructuring charge. This increase resulted primarily from contributions from the Recent Acquisitions, cost savings realized to date from rationalization initiatives, and productivity and cost reductions resulting from capital spending initiatives, and the gain recorded by the Company from curtailment of the post retirement benefits which resulted from the elimination of post retirement health care costs for certain employees at the Cincinnati facility. Partially offsetting these improvements were period costs associated with rationalization initiatives, higher selling and administration expenses, and higher interest expense. Depreciation and amortization increased from $7.4 million in fiscal 1996 to $13.0 million in fiscal 1997 due to the Recent Acquisitions and as a result of capital spending related to the Company's cost reduction, productivity improvement, and growth initiatives. Selling and administrative expense of $19.7 million for fiscal 1997 increased from $14.6 million in fiscal 1996, primarily due to the Recent Acquisitions and building corporate infrastructure to support the Recent Acquisitions and continue its growth plans. Interest expense, net, increased to $10.6 million in fiscal 1997 from $4.9 million in fiscal 1996 due to interest on borrowings to finance the Recent Acquisitions, and due to a higher interest rate associated with the Company's issuance in the third quarter of fiscal 1997 of $100 million of unsecured senior subordinated notes (see Liquidity and Capital Resources).

  Net Income. Net Income for fiscal 1997 was $13.1 million, an increase of $11.9 million from fiscal 1996. The improvement results from the factors mentioned above.

Year ended September 30, 1996 (fiscal 1996) compared to year ended September 30, 1995 (fiscal 1995).

  Net Sales. Net sales for fiscal 1996 were $283.1 million, an increase of $35.6 million or 14.4% from $247.5 million in fiscal 1995. The increase resulted primarily from the BSNJ Acquisition and the BSO Acquisition late in the third quarter of fiscal 1996. Fiscal 1996 sales excluding the acquisitions were up slightly over fiscal 1995.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1996 was $236.7 million, an increase of $28.6 million or 13.8% from $208.1 million in fiscal 1995. The increase is primarily attributable to increased sales from the BSNJ Acquisition and the BSO Acquisition late in the third quarter of fiscal 1996. Cost of products sold as a percent of sales decreased to 83.6% in fiscal 1996 from 84.1% in fiscal 1995. The Company's facilities existing prior to the BSNJ Acquisition and the BSO Acquisition realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives, and as a result of more effective steel purchasing. Gains were more than offset by higher costs at the recently acquired facilities where the Company has initiated an aggressive rationalization program. Although certain employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with the recent acquisitions have been accrued for through purchase accounting adjustments the Company incurred in fiscal 1996 other non-recurring costs which, under current accounting pronouncements, were charged against operating income.

  Income before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary items for fiscal 1996 was $7.0 million, a decrease of $7.8 million or 53.0% from $14.8 million in fiscal 1995. The achieved gains described above were more than offset by a non-cash restructuring charge of $12.9 million (before taxes) recorded during fiscal 1996. The restructuring charge was due to increased volumes resulting from the acquisitions providing the opportunity for the Company to consolidate certain of its manufacturing processes to improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment beginning in early fiscal 1997 and ending in fiscal 1999. When fully implemented, the rationalization is expected on an overall basis to result in reduced overhead expense and enhanced operational efficiencies. Depreciation and amortization increased from $5.9 million in fiscal 1995 to $7.4 million in fiscal 1996 due to the BSNJ Acquisition and the BSO Acquisition and as a result of capital spending related to the Company's cost reduction and productivity improvement initiatives. Selling and administrative expense of $14.6 million for fiscal 1996 increased from $10.3 million in fiscal 1995, primarily due to the recent acquisitions and building corporate infrastructure to support the recent acquisitions, continued growth plans and the increased costs associated with being a public company. Interest expense, net decreased to $4.9 million in fiscal 1996 from $5.2 million in fiscal 1995, as the benefits accrued from the cash received from the Initial Public Offering were partially offset by interest on borrowings to finance the acquisitions late in the year.

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

Liquidity and Capital Resources

  During the third quarter of fiscal 1996, the Company repaid its existing debt and established its new five year Credit Agreement, which the Company amended subsequent to fiscal 1997 year end. The Credit Agreement provides that the Company and its subsidiaries can borrow up to $100 million, and gives the Company an option to increase its borrowing limit by an additional $50 million, provided certain conditions are met. The expiration of the Credit Agreement was extended to June 17, 2002 in the recent amendment. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate as announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. These Rate Margins were lowered in connection with the recent amendment. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. The recent amendment to the Credit Agreement improved certain of these covenants to provide the Company with greater flexibility with regard to growth investments in joint ventures and other subsidiaries. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing revolving credit facility, finance acquisitions and meet operating needs. The Company incurred a $2.5 million, after tax, one-time charge associated with this debt restructuring in fiscal 1996.

  During the third quarter of fiscal 1997, the Company issued $100 million of unsecured senior subordinated notes due April 15, 2007. The notes have an interest rate of 10-1/4%, payable semi-annually on April 15 and October 15. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the Company's Credit Agreement. The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") to register these notes under the Securities Act. Pursuant to the terms of a registration rights agreement the Company executed in connection with the offering of the notes, the Company has been paying additional interest on the notes since August 9, 1997 because the registration statement has not been declared effective by the Commission. Such additional interest accrued at a rate of 0.25% per annum for the 90-day period beginning August 9, 1997 and has continued to, and will continue to, accrue at a rate increasing by an additional 0.25% per annum at the beginning of each subsequent 90-day period until the registration statement is declared effective by the Commission, which the Company expects will occur in the first half of fiscal 1998.

  During fiscal 1997, net cash provided by operating activities was $45.1 million which was comprised primarily of income from operations ($13.1 million), depreciation and amortization ($13.5 million), deferred income taxes ($3.0 million), and working capital excluding working capital acquired from the MCC Acquisition ($19.8 million). The decrease in working capital was primarily attributable to the increase in accounts payable ($13.5 million), income taxes ($2.9 million) and the reduction in accounts receivable ($3.0 million). Net cash provided from operating activities was reduced by a non-cash gain on curtailment of retirement benefits of $5.8 million.

  During fiscal 1996, net cash provided by operating activities was $25.7 million which was comprised primarily of depreciation and amortization ($8.0 million), the non cash restructuring charge ($12.9 million) and working capital excluding working capital acquired from the BSNJ Acquisition and the BSO Acquisitions ($5.9 million). The decrease in working capital was primarily attributable to the increase in accounts payable ($3.8 million) and the reduction in accounts receivable ($3.3 million). Working capital was reduced by an increase in inventory ($3.0 million).

  During fiscal 1997, the Company used $64.3 million for investing activities for the MCC Acquisition ($41.6 million) and capital expenditures ($23.0 million). Capital expenditures were primarily for equipment to improve manufacturing processes and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems. Management expects to maintain this level of capital expenditures over the next five years.

  During fiscal 1996, the Company used $82.3 million for investing activities for the BSNJ Acquisition and the BSO Acquisition ($69.7 million) and capital expenditures ($12.7 million). Capital expenditures were primarily for equipment to improve manufacturing processes and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems.

  During fiscal 1997, net cash provided by financing activities was $18.7 million. As described above, the Company refinanced its outstanding debt by issuing $100 million of unsecured senior subordinated notes. Financing costs incurred to obtain the notes was $4.0 million. Net repayments under the bank revolving credit agreement, including the proceeds from the notes, were $80.3 million. Additionally, unpresented bank drafts increased $4.2 million.

  During fiscal 1996, the Company generated $35.0 million from financing activities. The Company had net borrowings under the Credit Agreement of $93.8 million that were used to repay the $50 million private placement debt and finance the investing activities of the business. The Company used $9.5 million to purchase treasury stock prior to the BSNJ Acquisition. The treasury stock was reissued along with additional new shares as part of the consideration for the BSNJ Acquisition. Additionally, the Company repaid long term debt of $2.1 million and increased unpresented bank drafts of $4.3 million.

  Cash and cash equivalents were $23.5 million at the beginning of fiscal 1996, and were $1.9 million at the end of fiscal 1996.

  At September 28, 1997, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $16.4 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness. Restricted net assets of the Company's subsidiaries collectively amounted to approximately $71 million at September 28, 1997.

  Management believes that cash provided from operations, borrowings available under the Credit Agreement, and borrowings under the Indenture will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness, to finance such acquisitions.

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


Environmental Matters

  For information regarding environmental matters, see Item 1. "Business - Environmental, Health and Safety Matters."


Effect of Inflation

  Historically, the Company has generally been able to recover increased costs of raw materials through price increases for the Company's products, although there can be no assurances that this practice will continue. This ability, together with cost reductions achieved through line rationalization and productivity improvements, has mitigated the impact of inflation on the Company's results of operations. Management currently believes that inflation will not have a material adverse impact on the Company.

Recent Accounting Pronouncements

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company has considered the impact of this new standard and does not believe earnings per share determined under this statement are materially different than earnings per share determined in accordance with current accounting standards. The statement is effective for financial statements for periods ending after December 15, 1997.


Item 8.  Financial Statements and Supplementary Data

  See the attached Consolidated Financial Statements (pages F-1 through
F-24).


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Inapplicable


                                    PART III

Item 10.  Directors and Executive Officers

  Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.


Item 11.  Executive Compensation

  Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.


Item 13.  Certain Relationships and Related Transactions

  Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


  The following documents are filed as a part of this report:

     (a) (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-24.
          (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
          (3) The exhibits listed in the Index to Exhibits.

     (b)  Reports on Form 8-K.

  The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BWAY CORPORATION


                                      By: /s/ Warren J. Hayford
                                         ---------------------------------------
                                                   Warren J. Hayford
                                              Chairman of the Board and
                                               Chief Executive Officer


                                      Date:  December 2, 1997
                                           -------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 2, 1997.



Signatures                      Title
----------                      -----

/s/ Warren J. Hayford           Chairman of the Board, Chief Executive Officer and Director
------------------------------
      Warren J. Hayford


    /s/ John T. Stirrup         President, Chief Operating Officer and Director
------------------------------
       John T. Stirrup          (Principal Executive Officer)


     /s/ James W. Milton        Executive Vice President and Director
------------------------------
       James W. Milton


     /s/ David P. Hayford       Senior Vice President and Chief Financial Officer
------------------------------
       David P. Hayford         (Principal Financial Officer)


     /s/ Kevin C. Kern          Vice President and Corporate Controller
------------------------------
         Kevin C. Kern          (Principal Accounting Officer)


     /s/ Thomas A. Donahoe      Director
------------------------------
       Thomas A. Donahoe


     /s/ Alexander P. Dyer      Director
------------------------------
       Alexander P. Dyer


     /s/ Jean-Pierre Ergas      Director
------------------------------
      Jean-Pierre Ergas


     /s/ John E. Jones          Director
------------------------------
        John E. Jones


     /s/ John W. Puth           Director
------------------------------
        John W. Puth

INDEPENDENT AUDITORS' REPORT

Board of Directors
BWAY Corporation

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of September 28, 1997 and September 29, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1997. Our audits also included the financial statement schedules listed in the Index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 1997 and September 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 10, 1997

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 28,    SEPTEMBER 29,
ASSETS                                                                 1997             1996
CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,374         $  1,852
  Accounts receivable, net of  allowance for doubtful accounts
   of $580 and $390                                                     41,806           39,011
  Inventories                                                           46,615           37,044
  Other current assets                                                   2,150            1,293
  Deferred tax asset                                                     5,111            2,405
                                                                      --------         --------

      Total current assets                                              97,056           81,605

PROPERTY, PLANT, AND EQUIPMENT - Net                                   123,617           94,800

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $5,464 and $2,825        73,652           50,117
  Intangible assets, net                                                13,580           14,690
  Deferred financing costs, net of accumulated amortization
    of $541 and $83                                                      4,844            1,336
  Other assets                                                           3,628            2,585
                                                                      --------         --------

      Total other assets                                                95,704           68,728


                                                                      --------         --------

                                                                      $316,377         $245,133
                                                                      ========         ========

                                                                     (Continued)

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 28,                  SEPTEMBER 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1997                           1996
CURRENT LIABILITIES:
  Accounts payable                                                  $  57,443                      $  36,206
  Accrued salaries and wages                                            8,949                          4,820
  Accrued income taxes                                                  1,338                            759
  Other current liabilities                                            16,265                         14,013
  Accrued rebates                                                       5,020                          3,382
  Current maturities of long-term debt                                  1,151                            145
                                                                    ---------                      ---------

      Total current liabilities                                        90,166                         59,325

LONG-TERM DEBT                                                        114,381                         95,053

LONG-TERM LIABILITIES:
  Deferred income taxes                                                14,969                         14,135
  Other                                                                11,395                          3,991
                                                                    ---------                      ---------

      Total long-term liabilities                                      26,364                         18,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 5,000,000 shares
  Common stock, $.01 par value; authorized 24,000,000 shares, issued
    9,851,002 and 6,564,546                                                99                             66
  Additional paid-in capital                                           37,629                         37,612
  Retained earnings                                                    48,673                         35,569
                                                                    ---------                      ---------
                                                                       86,401                         73,247
  Less treasury stock, at cost, 51,790 and 49,186                         935                            618
                                                                    ---------                      ---------

      Total stockholders' equity                                       85,466                         72,629
                                                                    ---------                      ---------

                                                                    $ 316,377                      $ 245,133
                                                                    =========                      =========

                                                                                                 (Concluded)

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED
                                                                     -----------------------------------------------
                                                                      SEPTEMBER 28,     SEPTEMBER 29,     OCTOBER 1,
                                                                           1997              1996            1995
NET SALES                                                                  $402,150          $283,105       $247,480

COSTS, EXPENSES, AND OTHER:
  Cost of products sold (excluding depreciation and amortization)           341,406           236,741        208,097
  Depreciation and amortization                                              13,024             7,425          5,934
  Selling and administrative expense                                         19,651            14,589         10,335
  Provision for restructuring                                                                  12,860
  Interest expense, net                                                      10,649             4,872          5,211
  Gain on curtailment of postretirement benefits                             (5,828)
  AB leasing fees and expenses                                                                                 1,389
  AB leasing termination expense                                                                               1,995
  Other, net                                                                    998              (340)          (275)
                                                                           --------          --------       --------

      Total costs, expenses, and other                                      379,900           276,147        232,686
                                                                           --------          --------       --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                            22,250             6,958         14,794

PROVISION FOR INCOME TAXES                                                    9,146             3,239          6,021
                                                                           --------          --------       --------

INCOME BEFORE EXTRAORDINARY ITEM                                             13,104             3,719          8,773

EXTRAORDINARY LOSS RESULTING FROM THE
  EXTINGUISHMENT OF DEBT - Net of related tax
  benefit of $1,683                                                                            (2,535)
                                                                           --------          --------       --------

NET INCOME                                                                 $ 13,104          $  1,184       $  8,773
                                                                           ========          ========       ========

EARNINGS PER COMMON SHARE:
  Income before extraordinary item                                            $1.31          $   0.40          $1.24
  Extraordinary item                                                                            (0.27)
                                                                           --------          --------       --------

      Net income                                                              $1.31          $   0.13          $1.24
                                                                           ========          ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    9,983             9,410          7,097
                                                                           ========          ========       ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            NUMBER OF
                                                             SHARES                    ADDITIONAL
                                                      --------------------
                                                       COMMON    TREASURY   COMMON     PAID-IN    RETAINED     TREASURY
                                                       STOCK      STOCK     STOCK      CAPITAL    EARNINGS      STOCK       TOTAL
BALANCE - October 2, 1994                              4,195       (55)       $38     $ 3,994    $ 23,230      $ (247)    $27,015
  Net income                                                                                        8,773                   8,773
  Issuance of common stock before
    Initial Public Offering                               65                    1         504                                 505
  Accretion of redeemable common stock                                                               (372)                   (372)
  Lapse of put on redeemable common stock                                       4         296       2,754                   3,054
  Initial Public Offering of common stock              2,017                   20      24,946                              24,966
  Common stock issued to AB Leasing
    for termination of management contract               133                    1       1,994                               1,995
  Purchase of treasury stock                                       (15)                                           (99)        (99)
                                                      ------     ------       ----     -------     ------        ------     ------
BALANCE - October 1, 1995                              6,410       (70)        64      31,734      34,385        (346)     65,837
  Net income                                                                                        1,184                   1,184
  Issuance of common stock for acquisitions              155       656          2       5,984                   8,614      14,600
  Issuance of treasury stock under employee
    savings plan                                                    31                      6                     583         589
  Purchase of treasury stock                                      (650)                                        (9,469)     (9,469)
  Other                                                                                  (112)                               (112)
                                                       -----     ------       ----     -------     ------      ------     -------
BALANCE - September 29, 1996                           6,565       (33)        66      37,612      35,569        (618)     72,629
  Net income                                                                                       13,104                  13,104
  Issuance of common stock for 3 for 2 stock split     3,283       (17)        33         (33)
  Issuance of treasury stock under employee
    savings plan                                                    43                                            830         830
  Purchase of treasury stock                                       (45)                                        (1,147)     (1,147)
  Stock options exercised                                  3                               50                                  50
                                                      -------    ------     -----    ---------    -------     --------   --------
BALANCE - September 28, 1997                           9,851       (52)       $99    $ 37,629     $48,673      $ (935)    $85,466
                                                      =======    ======     =====    =========    =======     ========    =======

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                                    YEAR ENDED
                                                                                ---------------------------------------------------
                                                                                 SEPTEMBER 28,        SEPTEMBER 29,     OCTOBER 1,
                                                                                      1997                1996             1995
OPERATING ACTIVITIES:
  Net income                                                                       $   13,104          $  1,184          $  8,773
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                        8,860             5,656             4,853
    Amortization of goodwill and other intangibles                                      4,164             1,769             1,087
    Amortization of deferred financing costs                                              458               525               609
    Write-off of deferred loan fees related to debt extinguishment                                        2,466
    Gain on curtailment of postretirement benefits                                     (5,828)
    Provision for doubtful accounts                                                       190               188              (224)
    Restructuring charge                                                                                 12,860
    Loss (gain) on disposition of property, plant, and equipment                        1,397               (21)               68
    Deferred income taxes                                                               2,996            (4,837)            1,314
    Termination of AB Leasing contract through issuance of common shares                                                    1,995
    Changes in assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                                               2,953             3,271            (4,836)
      Inventories                                                                      (1,088)           (2,962)             (730)
      Other assets                                                                      1,268               (54)              623
      Accounts payable                                                                 13,539             3,847            (1,597)
      Accrued liabilities                                                                 249             1,628              (506)
      Income taxes, net                                                                 2,851               131               642
                                                                                     --------         ---------         ---------
        Net cash provided by operating activities                                      45,113            25,651            12,071

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                  (41,619)          (69,697)
  Capital expenditures                                                                (22,961)          (12,671)          (13,593)
  Proceeds from disposition of property, plant, and equipment                                                21
  Other                                                                                   302
                                                                                     --------         ---------         ---------
        Net cash used in investing activities                                         (64,278)          (82,347)          (13,593)

                                                                     (Continued)

BWAY CORPORATION AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                   YEAR ENDED
                                                                                 ------------------------------------------
                                                                                   SEPTEMBER 28,  SEPTEMBER 29,  OCTOBER 1,
                                                                                       1997           1996         1995
FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank revolving credit agreement                $ (80,293)      $ 93,770      $ (5,000)
  Proceeds from issuance of Notes                                                    100,000
  Extinguishment of long-term debt                                                                  (50,000)
  Net proceeds from Initial Public Offering                                                                        24,966
  Proceeds from issuance of common stock before Initial Public Offering                                               505
  Repayments on long-term debt                                                          (165)        (2,095)         (258)
  Increase (decrease) in unpresented bank drafts                                       4,208          4,335           403
  Purchases of treasury stock                                                         (1,147)        (9,469)          (99)
  Financing costs incurred                                                            (3,966)        (1,419)          (75)
  Other                                                                                   50           (112)
                                                                                   ----------      ---------     ---------

        Net cash provided by financing activities                                     18,687         35,010        20,442
                                                                                   ----------      ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (478)       (21,686)       18,920

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                    1,852         23,538         4,618
                                                                                   ----------      ---------     ---------

  End of year                                                                      $   1,374       $  1,852      $ 23,538
                                                                                   ==========      =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                       $   5,666       $  6,010      $  4,636
                                                                                   ==========      =========     =========

    Income taxes                                                                   $   4,774       $  6,544      $  4,054
                                                                                   ==========      =========     =========

  Details of businesses acquired were as follows:
    Fair value of assets acquired                                                  $  61,259       $107,553
    Liabilities assumed                                                              (18,890)       (22,256)
    Value of common stock issued                                                                    (14,600)
    Long-term note issued                                                               (750)        (1,000)
                                                                                   ----------      ---------

        Net cash paid for acquisitions                                             $  41,619       $ 69,697
                                                                                   ==========      =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Amounts owed for capital expenditures                                            $   4,140
                                                                                   ==========

  Common stock issued for acquisitions                                                             $ 14,600
                                                                                                   =========

  Common stock issued under employee savings plan                                  $     830       $    589
                                                                                   ==========      =========
See notes to consolidated financial statements.
                                                                                                             (Concluded)

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
SEPTEMBER 28, 1997
--------------------------------------------------------------------------------

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Operations - BWAY Corporation ("BWAY") is a holding company whose subsidiaries, Brockway Standard, Inc. ("BSI"), Milton Can Company, Inc. ("MCC"), Brockway Standard (New Jersey), Inc. ("BSNJ"), Brockway Standard
   (Ohio), Inc. ("BSO"), PlateMasters, Inc. ("PMI"), and Brockway Standard (Canada), Inc. ("BSCI") (collectively the "Company") manufacture and distribute metal containers in the United States and Canada.

   Common Stock - On June 20, 1995, in connection with the Initial Public Offering ("IPO") of the Company's stock, the Company increased the number of common stock outstanding through an approximately 374-for-1 stock split.

   On September 22, 1997, the Company increased the number of shares of common stock outstanding through a 3-for-2 stock split, effected in the form of a common stock dividend on the Company's issued and outstanding shares. Accordingly, earnings per share and share data have been adjusted to give retroactive effect to the stock splits for all periods presented.

   Principles of Consolidation - The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries, BSI, MCC, BSNJ, BSO, PMI, and BSCI. All material intercompany balances and transactions have been eliminated in consolidation.

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

     Buildings and improvements                            17-30 years
     Machinery and equipment                               10-17 years
     Furniture and fixtures                                  5-7 years
     Computer systems                                        5-7 years

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

   Accrued Rebates - The Company enters into contractual agreements for rebates on certain products with its customers. As sales occur, a provision for rebates is recorded as a reduction to arrive at net sales and is accrued on the balance sheet.

   Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." SFAS 109 requires, among other things, the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - The Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," as of September 29, 1996. In accordance with SFAS 121, the Company has elected to review for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of an impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.
   There was no cumulative effect adjustment recorded upon adoption.

   Cash and Cash Equivalents - For purposes of the presentation of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Accounting for Stock Options - The Company adopted SFAS 123, "Accounting for Stock-Based Compensation," as of September 28, 1997. As permitted under the statement, the Company has continued to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for employees' and directors' stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price amount an employee or director must pay to acquire the stock.

   Earnings Per Common Share - Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each year. Common stock sold during the twelve-month period prior to the June 1995 IPO has been included in the earnings per share calculation for all periods presented in accordance with Staff Accounting Bulletin 83. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options. In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." The Company has considered the impact of this new standard and does not believe earnings per share determined under this statement are materially different than earnings per share determined in accordance with current accounting standards. The statement is effective for financial statements for periods ending after December 15, 1997.

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

   Reclassifications - Certain amounts in the previously reported financial statements have been reclassified to conform to the current presentation.

2. ACQUISITIONS

   Milton Can Company - On May 28, 1996, the Company acquired all of the outstanding stock of Milton Can Company, Inc. This subsidiary was renamed Brockway Standard (New Jersey), Inc. ("BSNJ"). BSNJ is a manufacturer of paint, oblong, and specialty cans within the general line segment of the North American metal container industry. The Company paid $13.4 million in cash, $1 million in notes, and $14.6 million in BWAY stock. The Company issued a total of 1,216,455 shares in connection with the merger, comprised of 984,261 shares of its treasury stock and 232,194 newly issued shares. In addition, the Company repaid BSNJ's approximately $12.3 million in term and revolving bank debt concurrent with consummation of the purchase transaction.

   Davies Can Company - On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company (a wholly owned subsidiary of Crown Cork & Seal Company, Inc.). This subsidiary was renamed Brockway Standard (Ohio), Inc. ("BSO"). BSO manufactures paint, oblong, and utility cans within the general line segment of the North American metal container industry. The Company paid approximately $41.7 million in cash, subject to an adjustment based on the change in working capital from December 31, 1995 through June 17, 1996.

   Ball Aerosol - On October 28, 1996, the Company acquired substantially all of the assets related to the metal aerosol can business from Ball Metal Food Container Corporation (the "BMFCC"), a wholly owned subsidiary of Ball Corporation. This subsidiary was named Milton Can Company, Inc. ("MCC").
   MCC consists of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distribution, selling, manufacturing, designing, and engineering of metal aerosol cans. The Company paid approximately $42.4 million for the acquired business.

   Separately, the parties entered into supply agreements whereby certain coating, decorating, and metal processing services will be provided by the Company to the BMFCC.

   The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The operating results for BSNJ, BSO, and MCC have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was approximately $79 million.

   The following pro forma results assume the acquisitions of BSNJ, BSO, and MCC occurred at the beginning of the fiscal year ended September 29, 1996 after giving affect to certain pro forma adjustments, consisting of an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects:


                                                         TWELVE MONTHS ENDED
                                                ------------------------------------
                                                   SEPTEMBER 28,       September 29,
                                                       1997                1996
                                                         (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
Net sales                                            $406,476            $413,750
Income before extraordinary item                       13,202               1,005
Net income (loss)                                      13,202              (1,530)
Earnings (loss) per common share:
  Income before extraordinary item                       1.32                0.10
  Net income (loss)                                      1.32               (0.16)

   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each period presented, nor is it necessarily indicative of future operating results.

3.  INVENTORIES

   Inventories consist of the following (in thousands):

                                                    SEPTEMBER 28,         September 29,
                                                         1997                 1996
Inventories at FIFO cost:
  Raw materials                                        $12,661              $ 9,300
  Work-in-progress                                      23,603               18,601
  Finished goods                                        11,091                9,189
                                                       -------              -------
                                                        47,355               37,090
LIFO reserve                                              (740)                 (46)
                                                       -------              -------

                                                       $46,615              $37,044
                                                       =======              =======

4.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following (in thousands):




                                                                         SEPTEMBER 28,        SEPTEMBER 29,
                                                                             1997                 1996
       Land                                                                  $  3,788             $  2,288
       Building and improvements                                               19,823               14,145
       Machinery and equipment                                                 97,656               80,328
       Furniture and fixtures                                                   3,320                2,535
       Construction in progress                                                24,126               12,423
                                                                         ------------         ------------
                                                                              148,713              111,719
     Less accumulated depreciation                                             25,096               16,919
                                                                         ------------         ------------

          Property, plant, and equipment - net                               $123,617             $ 94,800
                                                                         ============         ============

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                                        SEPTEMBER 28,      SEPTEMBER 29,
                                                                           1997                1996
       Customer lists                                                         $ 7,486            $ 7,071
       Tradename                                                                4,704              4,704
       Noncompete agreements                                                    4,494              4,494
                                                                        -------------      -------------
                                                                               16,684             16,269
       Less accumulated amortization                                            3,104              1,579
                                                                        -------------      -------------

                                                                              $13,580            $14,690
                                                                        =============      =============

6.   ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Included in accounts payable and accrued salaries and wages at September 28, 1997 and September 29, 1996 are bank drafts issued and outstanding for which no rights of offset exist to cash and cash equivalents, as follows (in thousands):

                                                                         SEPTEMBER 28,      SEPTEMBER 29,
                                                                            1997                1996
     Bank drafts issued and outstanding included in:
       Accounts payable                                                       $11,256            $7,942
       Accrued salaries and wages                                               1,641               747
                                                                         ------------       -----------

                                                                              $12,897            $8,689
                                                                         ============       ===========

7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                       SEPTEMBER 28,         SEPTEMBER 29,
                                                                           1997                  1996
       10.25% Notes                                                       $ 100,000
       Credit agreement                                                      13,500             $ 92,000
       Other borrowings                                                       2,032                3,198
                                                                          ---------             --------
                                                                            115,532               95,198
       Less current maturities of long-term debt                              1,151                  145
                                                                          ---------             --------

          Total long-term debt                                            $ 114,381             $ 95,053
                                                                          =========             ========

     On June 17, 1996, the Company terminated its existing bank agreement and entered into a new credit agreement with BT Alex Brown (formerly Bankers Trust Company) and NationsBank, N.A. (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations under the Company's previous revolving credit facility. Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001. In conjunction with the prepayment of the Senior Secured Notes, the Company recorded an extraordinary loss related to the early extinguishment of debt in the amount of $2.5 million, net of taxes.

     In October 1997, the Company amended its Credit Agreement. The amendment provides the Company with lower interest rate margins and greater flexibility with regard to growth investments in joint ventures and other subsidiaries. The amendment also provides the Company with a second option to increase the borrowing limit by another $25 million for a maximum borrowing limit of $150 million, provided certain conditions are met and provided that only one $25 million increase occurs in any twelve-month period. The amendment also extends the expiration of the Credit Agreement one year to June 17, 2002.

     The Credit Agreement allows the Company to borrow up to $100 million or $150 million if certain conditions are met. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time ("Prime") or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's borrowing rate is at its option either LIBOR plus 1.0%, or Prime. The Company's borrowing rate is 6.9375% at September 28, 1997. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage. In addition, BWAY is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than approximately $16.4 million at September 28, 1997 and to incur additional indebtedness. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness. Restricted net assets of the Company's subsidiaries collectively amounted to approximately $71 million at September 28, 1997.

     On April 11, 1997, the Company received the net proceeds of approximately $96 million from a private placement of $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"). The net proceeds were used by the subsidiaries to repay a portion of the Company's indebtedness under the Credit Agreement.

     Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness. The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15,
   2005). In addition, until April 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 110 1/4% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public or private sales of common stock of the Company, subject to certain provisions of the indenture. Upon the occurrence of a Change in Control, as defined in the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. In addition, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $29.3 million at September 28, 1997.

   The Company has filed a registration statement relating to an offer to exchange the Notes for the Company's 10 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"). BWAY is a holding company with no independent operations although it incurs some limited expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The Notes are, and the Exchange Notes will be, fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are individually, and in the aggregate, inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined that they would not be material to investors.

   Scheduled maturities of long-term debt as of September 28, 1997 are as follows (in thousands):

     FISCAL YEAR

     1998                                                   $  1,151
     1999                                                        131
     2000
     2001                                                        750
     2002                                                     13,500
     Thereafter                                              100,000
                                                            --------

                                                            $115,532
                                                            ========

   Based on quoted market prices and the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt at September 28, 1997 was estimated at $123.5 million and at September 29, 1996 was estimated to approximate book value.

8. STOCKHOLDERS' EQUITY

   Initial Public Offering

   On June 20, 1995, the Company completed its IPO with the sale of 2,486,799 shares of common stock and realized net proceeds of approximately $20.3 million. On July 25, 1995, an additional 538,629 shares of the Company's stock were sold to cover overallotments, providing additional net proceeds of approximately $4.7 million.

   Stock Option Plans

   Immediately prior to the IPO in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Formula Plan") for its directors, officers, and key employees. On August 20, 1996, the Board of Directors i) adopted the Amended and Restated 1995 Long-Term Incentive Plan (the "Amended Incentive Plan"), which Amended Incentive Plan increased the aggregate number of shares of common stock authorized for issuance under the Amended Incentive Plan from 735,000 to 1,125,000, and ii) froze the Formula Plan with only 45,000 of the available 150,000 shares of common stock being granted thereunder. The options generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant date and the options expire ten years from date of grant; 4,200 of the options have been exercised as of September 28, 1997.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected dividends of 0.0%, expected volatility of 30.00%, risk-free interest of 6.58%, and expected lives of 6.0 years.

   A summary of the status of the Company's two stock option plans as of September 28, 1997 and changes during fiscal 1995, 1996, and 1997 is presented below:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                                    EXERCISE
      FIXED OPTIONS                                                          SHARES                 PRICE
      Outstanding at October 2, 1994                                            -                $  -

        Granted                                                             319,500                 9.81

      Outstanding at October 1, 1995                                        319,500                 9.81

        Granted                                                             579,600                12.49
        Forfeited                                                            (6,300)               12.67
                                                                           --------

      Outstanding at September 29, 1996                                      892,800                11.52

        Granted                                                               66,300                14.06
        Forfeited                                                            (12,600)               12.67
        Exercised                                                             (4,200)               11.87
                                                                            --------

      Outstanding at September 28, 1997                                      942,300                11.72
                                                                            ========

      Exercisable at October 1, 1995                                            -                   -
                                                                            ========

      Exercisable at September 29, 1996                                      113,100                 9.78
                                                                            ========

      Exercisable at September 28, 1997                                      368,100                10.99
                                                                            ========

      Weighted average grant date fair value of options granted
        during the year ended September 28, 1997                            $   6.15
                                                                            ========

   The following table summarizes information about stock options outstanding at September 28, 1997:


                                                       WEIGHTED
                                  NUMBER               AVERAGE         WEIGHTED           NUMBER               WEIGHTED
                              OUTSTANDING AT          REMAINING        AVERAGE        EXERCISABLE AT           AVERAGE
          RANGE OF             SEPTEMBER 28,         CONTRACTUAL       EXERCISE        SEPTEMBER 28,           EXERCISE
       EXERCISE PRICES             1997                 LIFE            PRICE              1997                 PRICE
       $ 9.00 - 10.00            271,500                  7.7           $ 9.67            186,000               $ 9.67
        10.01 - 11.00             50,000                  7.9            10.69             21,700                10.68
        11.01 - 12.00             28,800                  9.0            11.67                -                   -
        12.01 - 13.00            532,000                  8.7            12.54            160,400                12.58
        14.01 - 15.00             55,500                  9.6            14.33                -                   -
        18.01 - 19.00              4,500                  9.8            18.17                -                   -
                                 -------                  ---           ------            -------               ------

                                 942,300                  8.4           $11.72            368,100               $10.99
                                 =======                  ===           ======            =======               ======

   The range of exercise prices for options outstanding were $9.67 to $14.33 per share.


   The fair value of options granted during the year ended September 28, 1997 was $380,000. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for each of the three years in the period ended September 28, 1997 would have been reduced to the pro forma amounts indicated below:

                                                                  1997         1996         1995
     Net income to common shareholders (in thousands):
      As reported                                                $13,104       $1,184       $8,773
                                                                 =======       ======       ======

     Pro forma                                                   $12,334       $  712       $8,671
                                                                 =======       ======       ======

     Net income per common and common equivalent share:
      As reported                                                $  1.31       $ 0.13       $ 1.24
                                                                 =======       ======       ======

     Pro forma                                                   $  1.24       $ 0.08       $ 1.22
                                                                 =======       ======       ======

   Shareholder Rights Plan


   The Company has a Shareholder Rights Plan, as amended by Amendment 1 to the Rights Plan dated February 12, 1996, as amended by Amendment 2 to the Rights Plan dated November 26, 1997 (as amended, the "Rights Plan"), under which a preferred share purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock after a person or group other than an Exempt Person (as defined in the Rights Plan), without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or ten business days after a person or group announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one fifteen-hundredth share of Junior Participating Series A Preferred Stock at an exercise price of $60 per share subject to adjustment to prevent dilution. The rights have no voting power and no current dilutive effect on earnings per common share. The rights expire on June 15, 2005 and are redeemable at the discretion of the Board of Directors at $.01 per share.

     If a person acquires 15% ownership, except in an offer approved by the Company under the Rights Plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, additional shares of common stock or common stock equivalents. In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, additional shares of common stock of the other party to the transaction.

9.   INCOME TAXES

     The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize the differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

     Components of net deferred tax liability are as follows (in thousands):

                                                                              SEPTEMBER 28,         SEPTEMBER 29,
                                                                                  1997                  1996
       Deferred tax liabilities:
         Property, plant, and equipment                                          $23,071               $16,452
         Inventory                                                                 1,241                   660
         Other                                                                       114                 1,097
                                                                                 -------               -------
                                                                                  24,426                18,209


       Deferred tax assets:
         Restructuring and reorganization reserves                                 4,685                 2,279
         Employee benefits                                                         7,836                 1,404
         Customer claims/rebates                                                     101                 1,346
         Accounts receivable                                                         230                   244
         Other                                                                     1,716                 1,206
                                                                                 -------               -------
                                                                                  14,568                 6,479
                                                                                 -------               -------

             Net deferred tax liability                                          $ 9,858               $11,730
                                                                                 =======               =======


       Net current deferred tax asset                                            $(5,111)              $(2,405)
       Net noncurrent deferred tax liability                                      14,969                14,135
                                                                                 -------               -------

                                                                                 $ 9,858               $11,730
                                                                                 =======               =======

     The provision for income taxes is reconciled with the federal statutory rate as follows (dollars in thousands):

                                                     1997              1996               1995
                                             -----------------  -----------------  -------------------
                                               AMOUNT     %       AMOUNT     %       AMOUNT     %
     Income tax at federal statutory rate      $7,788   35.0%     $2,435   35.0%     $5,178   35.0 %
     State income taxes, net of federal
       income tax benefit                         549    2.5%        314    4.5%        562    3.8 %
     Nondeductible amortization of
       intangibles                                754    3.4%        476    6.8%        304    2.1 %
     Other                                         55    0.2%         14    0.2%        (23)  (0.2)%
                                              -------   ----     -------   ----     -------   -----

                                               $9,146   41.1%     $3,239   46.5%     $6,021   40.7 %
                                              =======   ====     =======   ====     =======   =====

     The components of the provision for income taxes are as follows (in thousands):

                                                                   SEPTEMBER 28,    SEPTEMBER 29,    OCTOBER 1,
                                                                       1997             1996            1995
     Current:
       Federal                                                       $ 9,569         $ 7,265          $ 4,287
       State                                                           1,449             811              420
     Deferred                                                         (1,872)         (4,837)           1,314
                                                                     -------          -------         -------

                                                                     $ 9,146         $ 3,239          $ 6,021
                                                                     =======         =======          =======

10.  LEASE COMMITMENTS

     The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $4.2 million (1997), $3.3 million (1996), and $2.6 million (1995).

At September 28, 1997, future minimum rental payments under capitalized leases and under noncancelable operating leases are as follows (in thousands):

                                                                                 CAPITAL        OPERATING
FISCAL YEAR                                                                      LEASES           LEASES
1998                                                                               $137          $ 3,526
1999                                                                                137            2,633
2000                                                                                               1,964
2001                                                                                               1,679
2002                                                                                               1,202
Thereafter                                                                                         2,131
                                                                               --------     ------------

      Total minium lease payments                                                   274          $13,135
                                                                                            ============

Imputed interest at 8.66%                                                           (22)
                                                                               --------

      Present value of minimum capitalized lease payments                          $252
                                                                               ========


11. PROFIT SHARING AND PENSION PLANS

    The Company has qualified profit sharing and savings plans for specified employees. These plans are contributory defined contribution plans which provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $0.7 million (1997), $1.5 million (1996), and $1.2 million (1995).

    BSNJ has a noncontributory defined benefit pension plan covering a majority of its salaried employees. The plan provides benefit payments using a formula based on an employee's compensation and length of service. BSNJ funds the plan in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as BSNJ actuarial consultants advise to be appropriate and as management approves from time to time. The Company froze this plan effective December 31, 1996.

    The periodic net pension income related to continuing operations is comprised of the following:

                                                                                                       PERIOD FROM
                                                                                                       MAY 28, 1996
                                                                                                       (ACQUISITION)
                                                                            YEAR ENDED                    THROUGH
                                                                           SEPTEMBER 28,                SEPTEMBER 29,
                                                                                1997                        1996
Service cost - benefits earned during the period                             $  31,100                  $  42,000
Interest cost on projected benefit obligation                                  191,300                     81,000
Actual return on assets                                                       (399,800)                  (183,000)
                                                                   -------------------        -------------------

    Net pension income                                                       $(177,400)                 $ (60,000)
                                                                   ===================        ===================

    The following table shows the plans' funded status and amounts recognized in the balance sheet:

                                                                                    PERIOD FROM
                                                                                    MAY 28, 1996
                                                                                   (ACQUISITION)
                                                                     YEAR ENDED       THROUGH
                                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                                       1997            1996
Actuarial present value of benefit obligations - Vested             $ 2,242,800     $ 2,288,000
                                                                    ===========     ===========

Accumulated benefit obligation                                      $ 2,242,800     $ 2,288,000
                                                                    ===========     ===========

  Fair value of plan assets                                         $ 4,911,800     $ 4,966,800
  Projected benefit obligation                                       (2,242,800)     (3,256,800)
                                                                    -----------     -----------

      Funded status                                                   2,669,000       1,710,000

Unrecognized net gain                                                  (832,500)       (290,000)

Unrecognized prior service cost                                         327,200
                                                                    -----------     -----------

Prepaid pension expense                                             $ 2,163,700     $ 1,420,000
                                                                    ===========     ===========

The actuarial assumptions used were:
  Discount rate                                                            7.25%           7.75%
                                                                    ===========     ===========

  Rate of increase in compensation levels                                  6.00%           6.00%
                                                                    ===========     ===========

  Expected return on assets                                                9.00%           9.00%
                                                                    ===========     ===========

   Most of BSNJ's union employees are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans are $0.7 million as of September 28, 1997.

   In connection with the acquisition of MCC, the Company assumed three defined benefit postretirement medical plans. These plans are noncontributory and provide certain medical benefits after retirement to covered union employees.

   In June 1997, the Company and employees belonging to one union representing approximately 50% of the employees at MCC reached a new collective bargaining agreement. One of the provisions of the new agreement eliminates postretirement medical benefits provided by the Company which resulted in the recording of a curtailment gain of approximately $5.8 million.

   As of September 28, 1997, in accordance with the terms of two applicable collective bargaining agreements the Company continues to offer postretirement medical coverage to certain union employees who retire from employment at MCC. Net periodic postretirement medical benefit plan expense from the period October 28, 1996 (date of acquisition) through September 28, 1997 includes the following components:

Service cost - benefits earned during the year                                                $178,114
Interest cost on accumulated postretirement
  medical benefit plan obligation                                                              471,914
                                                                                      ----------------

  Net periodic postretirement medical benefit
    plan expense                                                                              $650,028
                                                                                      ================

   The following table sets forth the combined status of the defined benefit postretirement medical benefit plans at September 28, 1997:

Accumulated postretirement medical benefit obligation:

Current retirees                                                                            $2,937,542
Fully eligible active plan participants                                                      1,105,936
Employees not yet eligible for retirement                                                    2,868,667
                                                                                      ----------------

   Total accumulated postretirement medical benefit obligation                               6,912,145

Net periodic postretirement medical benefit plan expense                                       650,028
                                                                                      ----------------

   Accrued postretirement medical benefit plan expense                                      $7,562,173
                                                                                      ================

The actuarial assumptions used were:

 Discount rate                                                                                    7.50%
                                                                                                 =====

Medical expense trend rate                                                                10.5% to 5.5%
                                                                                      ================

Average retirement age                                                                         62

The 1983 Group Annuitant Mortality Table

12. RELATED PARTY TRANSACTIONS

    BSI was a party to a management agreement with AB Leasing and Management, Inc. (``AB Leasing''), a company related by common ownership, whereby BSI paid AB Leasing on an annual basis the greater of $200 thousand or 15% of net income, as defined. Upon the completion of the IPO, the Company's management agreement with AB Leasing was terminated. In connection with the termination, the Company paid $1.995 million, through the issuance of 199,500 shares of common stock to AB Leasing just prior to the effectiveness of the Offering. The Company recorded a nonrecurring, noncash, pre-tax charge to operations of $1.995 million in connection therewith in the third quarter of 1995. BSI expensed fees of approximately $1.08 million in fiscal 1995 for management services including strategic and financial planning. BSI also reimbursed AB Leasing for certain expenses incurred on behalf of BSI amounting to approximately $309 thousand in fiscal 1995.

     BSNJ leases its primary operating facility under an operating lease from a partnership in which certain members of the Company's management are partners. The lease, which is for a five-year period ending on September 30, 1999 with renewal options, carries a monthly lease payment of $52,457.

     In 1997, 1996 and 1995, the Company purchased computer software and incurred related implementation costs totaling approximately $0.6 million, $1.2 million and $2.5 million, respectively, from a software company which has certain directors who are also directors of the Company.

13.  REORGANIZATION AND RESTRUCTURING

     The acquisitions of BSNJ, BSO, and MCC have resulted in redundancy of facilities and equipment. Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchases, the Company established reorganization liabilities of approximately $3.0 million and $2.8 million during fiscal 1997 and 1996, respectively, which were classified as other current liabilities. The liabilities represent the direct costs expected to be incurred which have no future economic benefit to the Company and include charges relating to the closing of four manufacturing facilities and severance costs. The reorganization liability includes the following (in thousands):

                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                 1997             1996
       Closing/abandonment of facilities                        $1,395           $2,046
       Severance and benefit costs                                                  612
                                                                ------           ------

                                                                $1,395           $2,658
                                                                ======           ======

     The Company has charged approximately $4.3 million against the reorganization liability during fiscal 1997 and approximately $114 thousand during fiscal 1996.

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

     The Company (and, in some cases, predecessors to the Company) have, from time to time, received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois's responsibility for this matter and establishing procedures for Owens-Illinois investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. Owens-Illinois' investigation of the contamination is continuing. Owens-Illinois is managing the remediation activities and paying for such work directly. Preliminary consultant estimates indicated that the cost of cleanup could range from $1 million to $6 million, depending on the extent of contamination. Since Owens-Illinois is conducting the remediation work, management has no way of determining the actual costs related to the clean-up efforts. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to this matter because it believes that a loss contingency is not probable.

     The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. The listings could result in a requirement for the Company to investigate and remediate the facility. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company, subject to certain limitations.

     At the Peabody, Massachusetts facility, which was previously leased by BSNJ, groundwater remediation is underway. The owner of the facility has agreed to retain all liability for the remediation. In addition, the former shareholders of Milton Can, subject to certain limitations, indemnified the Company for liabilities associated with the contamination.

     Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

     Letters of Credit

     At September 28, 1997, a bank had issued standby letters of credit on behalf of BWAY in the aggregate amount of $1.2 million in favor of BWAY's workers' compensation insurer.

15.  CONCENTRATIONS OF CREDIT RISK

     The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 38% (1997), 39% (1996), and 43%
     (1995), of the Company's sales including sales to one customer of 10%
     (1997), 13% (1996), and 13% (1995).

     Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company. Accounts receivable from one customer amounted to approximately 11% of total accounts receivable at September 29, 1996.

16.  QUARTERLY INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FIRST           SECOND             THIRD             FOURTH
         FISCAL YEAR 1997:                            Quarter          QUARTER           QUARTER            QUARTER
         Net sales                                    $91,166          $100,178          $109,676           $101,130
                                                      =======          ========          ========           ========

         Gross profit                                 $10,441          $ 14,560          $ 13,432           $ 13,451
                                                      =======          ========          ========           ========

         Net income                                   $ 1,418          $  3,237          $  4,399           $  4,050
                                                      =======          ========          ========           ========

         Earnings per common share:
           Net income                                 $  0.15          $   0.33          $   0.44           $   0.40
                                                      =======          ========          ========           ========

         FISCAL YEAR 1996:

         Net sales                                    $58,154          $ 61,768          $ 73,715           $ 89,468
                                                      =======          ========          ========           ========

         Gross profit                                 $ 7,563          $  9,985          $ 12,001           $ 11,159
                                                      =======          ========          ========           ========

         Income before extraordinary items            $ 2,219          $  2,788          $  3,867           $ (5,155)
         Extraordinary items                                                               (2,535)
                                                      -------          --------          --------           --------

             Net income                               $ 2,219          $  2,788          $  1,332           $ (5,155)
                                                      =======          ========          ========           ========

         Earnings per common share:
           Income before extraordinary item           $  0.23          $   0.31          $   0.42           $  (0.52)
                                                      =======          ========          ========           ========

           Net income                                 $  0.23          $   0.31          $   0.15           $  (0.52)
                                                      =======          ========          ========           ========

                    INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule I    -    . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-2

Schedule II   -    . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-6

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In Thousands)



                                              September 28,                  September 29,
                                                  1997                            1996
                                       -------------------------------------------------------
ASSETS:
     Cash                                                                              $   173
     Investments in subsidiaries                       $136,562                         82,899
     Other assets                                           181                            259
                                       ------------------------        -----------------------
                                                       $136,743                        $83,331
                                       ========================        =======================

LIABILITIES:
     Intercompany payable - BSI                        $ 49,205                        $ 9,423
     Other liabilities                                    2,072                          1,279
                                       ------------------------        -----------------------
                                                         51,277                         10,702
                                       ------------------------        -----------------------

STOCKHOLDERS' EQUITY:
     Common stock                                            99                             66
     Additional paid-in capital                          37,629                         37,612
     Retained earnings                                   48,673                         35,569
                                       ------------------------        -----------------------
                                                         86,401                         73,247
     Less treasury stock, at cost                          (935)                          (618)
                                       ------------------------        -----------------------
     Total stockholders' equity                          85,466                         72,629
                                       ------------------------        -----------------------
                                                       $136,743                        $83,331
                                       ========================        =======================

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                                (In Thousands)



                                                     September 28,          September 29,        October 1,
                                                         1997                   1996                1995
                                                   --------------------------------------------------------

Management fees charged to subsidiaries                     $ 1,545             $1,030               $  359

Interest income                                                                    362                  199

Other income/(expense),net                                      151               (830)                (287)
                                                   ----------------      -------------      ---------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries                     1,696                562                  271

Income tax expense                                              695                229                  108
                                                   ----------------      -------------      ---------------

Income before equity in undistributed earnings
   of subsidiaries                                            1,001                333                  163

Equity in undistributed earnings of subsidiaries             12,103                851                8,610

                                                   ----------------      -------------      ---------------
Net income                                                  $13,104             $1,184               $8,773
                                                   ================      =============      ===============

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                                Year Ended
                                                                          ------------------------------------------------------
                                                                              September 28,       September 29,      October 1,
                                                                                  1997                1996              1995
                                                                          ------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                          $ 13,104          $  1,184         $   8,773
Adjustments to reconcile net income to net cash provided by
    operating activities:
          Equity in undistributed earnings of subsidiaries                           (12,103)             (851)           (8,610)
          Termination of AB Leasing contract through issuance
             of common shares                                                                                              1,995
           Changes in assets and liabilities:
              Other assets                                                                78              (258)              498
              Other liabilities                                                          793               781
              Income tax payable                                                                          (910)              112
              Intercompany payable                                                    41,256            22,450           (14,051)
                                                                          ------------------    --------------    --------------
              Net cash provided by (used in) operating activities                     43,128            22,396           (11,283)
                                                                          ------------------    --------------    --------------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                   (42,154)          (27,617)
                                                                          ------------------    --------------    --------------
              Net cash (used in) investing activities                                (42,154)          (27,617)
                                                                          ------------------    --------------    --------------

FINANCING ACTIVITIES:
Purchase of treasury stock                                                            (1,147)           (9,469)              (99)
Proceeds from Initial Public Offering                                                                                     24,966
Proceeds from issuance of stock before Initial Public
     Offering                                                                                                                505
                                                                          ------------------    --------------    --------------
              Net cash (used in) provided by financing activities                     (1,147)           (9,469)           25,372
                                                                          ------------------    --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                             (173)          (14,690)           14,089

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR                                                                                     173            14,863               774
                                                                          ------------------    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $      0          $    173         $  14,863
                                                                          ==================    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Income taxes                                            $              695   $            229   $          108
                                                           ==================   ================   ==============


NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisitions                                            $         14,600
                                                                                ================

Common stock issued under employee savings plan            $              830   $            589
                                                           ==================   ================

           SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                       BWAY CORPORATION AND SUBSIDIARIES
                                (In Thousands)





                                        Balance         Additions                          Balance
                                           at           Charged to                           at
                                       Beginning        Costs and            (1)             End
Description                            of Period         Expenses        Deductions       of Period
----------------------------------    ------------     ------------     -------------    -----------
Allowance for doubtful accounts:


Year ended October 1, 1995                583              (41)              156             386

Year ended September 29, 1996             386              188               184             390

Year ended September 28, 1997             390              350               160             580


--------------
 (1) Deductions from the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable.

                                          INDEX TO EXHIBITS
                           ================================================
            Exhibit        Description of Document                              Location of Document
              No.                                                                  in Sequential
                                                                                Numbering System  +
                    3.1    Amended and Restated Certificate of Incorporation
                           of the Company.                                                        (3)

                    3.2    Amended and Restated By-laws of the Company                            (1)

                    3.3    Rights Agreement dated as of June 9, 1995
                           between the Company and Harris Trust and
                           Savings Bank, as Rights Agent                                          (1)

                    3.4    Amendments to Rights Agreement dated as of
                           February 12, 1996 between the Company and
                           Harris Trust and Savings Bank, as Rights Agent                         (3)

                    3.5 Amendment No. 2 to Rights Agreement dated as of August 19, 1997 between the Company and Harris Trust and Savings Bank, as Rights Agent

                    4.1    Form of certificate representing shares of
                           Common Stock of the Company                                            (2)

                    4.2    Credit Agreement dated June 17, 1996 by and
                           among BWAY Corporation, Brockway Standard,
                           Inc., Milton Can Company, Inc., the
                           additional borrowers, BT Alex.Brown
                           Incorporated (formerly known as Bankers Trust
                           Company) and NationsBank, N.A.                                         (4)

                    4.3    Master Assignment and Consent Agreement and
                           First Amendment to Credit Agreement dated as of August 15, 1996, and Second Amendment to
                           Credit Agreement dated as of October 15,
                           1997 between BWAY Corporation, Brockway
                           Standard, Inc., Milton Can Company, Inc., the additional borrowers, BT Alex.Brown
                           Incorporated (formerly known as Bankers Trust
                           Company), and NationsBank, N.A.

                    4.4    Indenture dated as of April 11, 1997 among
                           the Company, the subsidiary guarantors named
                           therein and Harris Savings and Trust Company,
                           as trustee                                                             (6)

                    4.5    Forms of Series A and Series B 10 1/4% Senior
                           Subordinated Notes (contained in Exhibit 4.3
                           as Exhibit A and B thereto, respectively)                              (6)

                    4.6    Form of Guarantee (contained in Exhibit 4.3
                           as Exhibit F thereto)                                                  (6)

                    4.7    Registration Rights Agreement dated as of
                           April 11, 1997 among the Company, the
                           subsidiary guarantors named therein, BT
                           Alex.Brown Incorporated (formerly known as
                           Bankers Trust Company), Bear, Stearns & Co.
                           Inc., and NationsBanc Capital Markets, Inc.                            (6)


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

                   10.1    Asset Purchase Agreement dated December 19,
                           1988 between BS Holdings Corporation, BW
                           Plastics, Inc., BW-Morrow Plastics, Inc. and
                           Owens-Illinois Group, Inc.                                             (1)

                   10.2    Registration Agreement dated as of January
                           30, 1989 between BS Holdings Corporation and
                           certain stockholders                                                   (1)

                   10.3    Acquisition Agreement dated as of March 4,
                           1993 between Ellisco Inc. and BSI                                      (1)

                   10.4    Stock Purchase Agreement dated April 27, 1993
                           among Armstrong Industries, Inc., its
                           stockholders, Armstrong Containers, Inc. and                           (1)
                           BSI

                   10.5    Asset Purchase Agreement dated May 26, 1993
                           among DK Containers, Inc., Dennis Dyck,
                           Robert Vrhel, Mohan Patel and BSI                                      (1)

                   10.6    Employment Agreement between the Company and
                           Warren J. Hayford, dated as of June 1, 1995 *                          (1)

                   10.7    Employment Agreement between the Company and
                           John T. Stirrup, dated as of June 1, 1995 *                            (1)

                   10.8    Memorandum of Agreement dated October 11,
                           1993 between The Folgers Company and BSI **                            (1)

                   10.9    Contract and Lease dated September 3, 1968,
                           between the City of Picayune, Mississippi and
                           Standard Container Company                                             (1)

                  10.10    Lease dated February 24, 1995 between Tab
                           Warehouse Fontana II and BSI                                           (1)

                  10.11    Garland, Texas Industrial Net Lease dated
                           January 14, 1985 between MRM Associates and
                           Armstrong Containers, Inc.                                             (1)

                  10.12    Gross Lease Agreement dated August 10, 1990
                           between Colonel Estates Joint Venture and BSI                          (1)

                  10.13    Lease dated February 11, 1991 between Curto
                           Reynolds Oelerich Inc. and Armstrong
                           Containers, Inc.                                                       (1)

        10.14  Lease Agreement dated November 16, 1996
               between Shelby Distribution Park and Brockway
               Standard, Inc., as amended December 26, 1996.

        10.15  Lease dated August 9, 1991 between DK
               Containers, Inc. and Smith Barney Birtcher
               Institutional Fund-I Limited Partnership and                (1)
               the First Amendment thereto

        10.16  Lease dated September 2, 1994 between
               Division Street Partners, L.P. and BSNJ                     (8)

        10.17  Employee Stock Purchase Agreement dated March
               4, 1994 among BS Holdings Corporation, Perry
               Schwartz, Mid-America Group, Ltd., Warren J.
               Hayford and Daniel P. Casey*                                (1)

        10.18  Agreement, dated May 15, 1995, between BSI
               and Owens-Illinois, Inc. Pursuant to (S)  9.9
               (d) of the December 19, 1988 Stock Purchase                 (1)
               Agreement

        10.19 Settlement Agreement, dated June 30, 1997 between BWAY Corporation and Owens-Illinois
               Group, Inc.

        10.20  BWAY Corporation Amended and Restated 1995
               Long-Term Incentive Plan.*                                  (8)

        10.21  Brockway Standard Holdings Corporation
               Formula Plan for Non-Employee Directors*                    (1)

        10.22  Cooperation Agreement between Ball
               Corporation and BWAY Corporation, dated                     (3)
               January 4, 1996.

        10.23  Merger Agreement with Milton Can Company,
               Inc., dated March 12, 1996.                                 (3)

        10.24  Amendment #1 to the Merger Agreement with
               Milton Can Company, Inc., dated April 30, 1996              (3)

        10.25  Asset Purchase Agreement dated April 29,
               1996, between Brockway Standard, Inc., BWAY
               Corporation, Van Dorn Company and Crown Cork
               & Seal Company, Inc.                                        (3)

        10.26  Employment Agreement between the Company and
               David P. Hayford, dated as of June 15, 1995*                (4)

        10.27  Employment Agreement between the Company and
               James W. Milton, dated as of May 28, 1996*                  (4)

        10.28  Amended and Restated Registration Rights
               Agreement dated as of May 28, 1996, between
               BWAY Corporation and certain shareholders.                  (4)

       10.29  Asset Purchase Agreement dated October 6, 1996
              between Brockway Standard (New Jersey), Inc.
              (formerly known as Milton Can Company, Inc.),
              BWAY Corporation, Ball Metal Food Container
              Corp., and Ball Corporation                              (5)

       10.30  Amendment No. 1 to the Asset Purchase Agreement
              dated October 28, 1996 between Milton Can
              Company, Inc., BWAY Corporation, Ball Metal Food
              Container Corp., and Ball Corporation                    (5)

       10.31  Purchase Agreement dated as of April 8, 1997 among
              the Company, the subsidiary guarantors named therein,
              BT Alex. Brown Incorporated (formerly known as Bankers
              Trust Company), Bear, Stearns & Co. Inc. and
              NationsBanc Capital Markets, Inc.                        (6)

       10.32  Brockway Standard (Ohio), Inc. Bargaining Unit
              Savings Plan *                                           (7)

        21.1  Subsidiaries of the Company
        27.1  Financial Data Schedule

____________________________
*    Management contract or compensatory plan or arrangement.
+ This information appears only in the manually signed original copies of this report.
**   Confidential treatment requested.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91114).

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ending October 1, 1995 (File No. 0-26178).

(3) Incorporated by reference to the Company's Form 10-Q for the period ending March 31, 1996 (File No. 0-26178).

(4) Incorporated by reference to the Company's Form 10-Q for the period ending June 30, 1996 (File No. 0-26178).

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 12, 1996 (File No. 0-26178).

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-26013).

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-39225).

(8) Incorporated by reference to the Company's Form 10-K for the fiscal year ending September 29, 1996 (File No. 0-26178).