Form 10-Q
period 1997-12-28
BWAY CORP
filed 1998-02-11
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-26178

                               BWAY CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       36-3624491
(STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                         8607 Roberts Drive, Suite 250
                            Atlanta, Georgia 30350
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (770) 645-4800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

There were 9,491,330 shares of Common Stock ($.01 par value) outstanding as of February 1, 1998.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED

                               DECEMBER 28, 1997

                                     INDEX
                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 28, 1997
            and September 28, 1997  (Unaudited)                          3

          Consolidated Statements of Income for the three month
            periods ended December 28, 1997 and
            December 29, 1996  (Unaudited)                               4

          Consolidated Statements of Cash Flows for the three
            month periods ended December 28, 1997 and
            December 29, 1996 (Unaudited)                                5-6

          Notes to Consolidated Financial Statements (Unaudited)         7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11-13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                              14

Item 2.   Changes in Securities                                          14

Item 3.   Defaults upon Senior Securities                                14

Item 4.   Submission of Matters to a Vote of Security Holders            14

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8-K                               14

PART I.     FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                              DECEMBER 28,         SEPTEMBER 28,
ASSETS                                                           1997                  1997
  CURRENT ASSETS:
     Cash and cash equivalents                                $  1,138                $  1,374
     Accounts receivable, net of allowance of $708 at
       December 28, 1997 and $580 at September 28, 1997         39,014                  41,806
     Inventories                                                56,016                  46,615
     Other current assets                                        3,532                   2,150
     Deferred tax asset                                          5,111                   5,111
                                                              --------                --------
        Total Current Assets                                   104,811                  97,056
                                                              --------                --------
  PROPERTY, PLANT AND EQUIPMENT  Net                           124,244                 123,617
                                                              --------                --------

  OTHER ASSETS:
     Intangible assets, net                                     86,238                  87,232
     Deferred financing costs, net                               4,770                   4,844
     Other assets                                                3,510                   3,628
                                                              --------                --------
        Total Other Assets                                      94,518                  95,704
                                                              --------                --------
                                                              $323,573                $316,377
                                                              ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                         $ 45,606                $ 57,443
     Accrued salaries & wages                                    6,032                   8,949
     Accrued income taxes                                          898                   1,338
     Other current liabilities                                  20,670                  21,285
     Current maturities of long-term debt                        1,326                   1,151
                                                              --------                --------
           Total Current Liabilities                            74,532                  90,166
                                                              --------                --------
  LONG-TERM DEBT                                               143,290                 114,381

  LONG-TERM LIABILITIES:
     Deferred income taxes                                      14,969                  14,969
     Other long-term liabilities                                11,617                  11,395
                                                              --------                --------
           Total Long Term Liabilities                          26,586                  26,364
                                                              --------                --------

  COMMITMENTS & CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized 5,000 shares                                       0                       0
     Common stock, $.01 par value; authorized
       24,000,000 shares, issued 9,851,002
       (December 28, 1997 and September 28, 1997)                   99                      99
     Additional paid-in capital                                 37,564                  37,629
     Retained earnings                                          49,708                  48,673
                                                              --------                --------
                                                                87,371                  86,401
     Less treasury stock, at cost, 365,114 and 51,790
       (December 28, 1997 and September 28, 1997)               (8,206)                   (935)
                                                              --------                --------
           Total Stockholders' Equity                           79,165                  85,466
                                                              --------                --------
                                                              $323,573                $316,377
                                                              ========                ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                     --------------------------
                                                                     DECEMBER 28,  DECEMBER 29,
                                                                         1997          1996
NET SALES                                                              $92,114       $91,166

COSTS, EXPENSES AND OTHER:
  Cost of products sold (excluding depreciation and amortization)       76,632        78,105
  Depreciation and amortization                                          3,527         3,452
  Selling and administrative expense                                     4,799         4,957
  Interest expense, net                                                  3,496         2,120
  Other, net                                                               (62)          128
                                                                       -------       -------
       Total costs, expenses and other                                  88,392        88,762
                                                                       -------       -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING                                                               3,722         2,404

PROVISION FOR INCOME TAXES                                               1,526           986
                                                                       -------       -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                  2,196         1,418

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR SYSTEMS DEVELOPMENT
COSTS  NET OF RELATED TAX BENEFIT OF $823                               (1,161)            0
                                                                       -------       -------
NET INCOME                                                             $ 1,035       $ 1,418
                                                                       =======       =======

EARNINGS PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:
-------------------------------------------------------

Basic Earnings Per Common Share                                        $  0.23       $  0.14
                                                                       =======       =======
Weighted Average Basic Common Shares Outstanding                         9,755         9,797
                                                                       =======       =======

Diluted Earnings Per Common Share                                      $  0.22       $  0.14
                                                                       =======       =======
Weighted Average Diluted Common Shares Outstanding                      10,183         9,859
                                                                       =======       =======

EARNINGS PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:
------------------------------------------------------

Basic Earnings Per Common Share                                        $  0.11       $  0.14
                                                                       =======       =======
Weighted Average Basic Common Shares Outstanding                         9,755         9,797
                                                                       =======       =======

Diluted Earnings Per Common Share                                      $  0.10       $  0.14
                                                                       =======       =======
Weighted Average Diluted Common Shares Outstanding                      10,183         9,859
                                                                       =======       =======

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                   ----------------------------
                                                                    DECEMBER 28,    DECEMBER 29,
                                                                        1997            1996
OPERATING ACTIVITIES:
Net Income                                                             $1,035          $1,418
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation                                                          2,529           2,620
  Amortization                                                          1,175             897
  Cumulative effect of change in accounting principle (net)             1,161               0
  Provisions for doubtful accounts                                        128             135
  (Gain) / Loss on disposition of property, plant and equipment           (77)              5
  Changes in assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                               2,664           3,882
      Inventories                                                      (9,401)         (2,487)
      Other assets                                                     (1,271)            931
      Accounts payable                                                 (4,611)         (4,924)
      Accrued liabilities                                              (4,066)         (1,741)
      Income taxes, net                                                   383             927
                                                                     --------        --------

        Net cash provided by (used in) operating activities           (10,351)          1,663
                                                                     --------        --------

INVESTING ACTIVITIES:
   Capital expenditures                                                (8,956)         (3,590)
   Acquisitions, net of cash acquired                                      --         (41,619)
   Other                                                                  365              --
                                                                     --------        --------
       Net cash used in investing activities                           (8,591)        (45,209)
                                                                     --------        --------

FINANCING ACTIVITIES:
   Net  borrowings under bank credit agreement                         29,300          40,998
   Repayments on long-term debt                                          (216)            (81)
   Increase (decrease) in unpresented bank drafts                      (2,942)          1,641
   Net purchases of treasury stock                                     (7,336)             --
   Financing costs incurred                                              (100)             --
                                                                     --------        --------
      Net cash provided by financing activities                        18,706          42,558
                                                                     --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (236)           (988)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,374           1,852
                                                                     --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,138        $    864
                                                                     ========        ========

                                                                                   (Continued)

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                   ----------------------------
                                                                    DECEMBER 28,    DECEMBER 29,
                                                                        1997            1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                       $  5,814        $  1,595
                                                                     ========        ========
      Income taxes                                                   $  1,284        $    169
                                                                     ========        ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Amounts owed for capital expenditures                                $    612
                                                                     ========

Details of businesses acquired were as follows:
-----------------------------------------------
Fair value of assets acquired                                                        $ 61,259
Liabilities assumed                                                                   (18,890)
Long-term note issued                                                                    (750)
                                                                                     --------
Net cash paid for acquisitions                                                       $ 41,619
                                                                                     ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________


1.  GENERAL

   The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of December 28, 1997 and for the three months ended December 28, 1997 and December 29, 1996 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended December 28, 1997 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2. INVENTORIES

   Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                     DECEMBER 28,   SEPTEMBER 28,
                                        1997            1997

   Inventories at FIFO Cost:
      Raw materials                      $15,991         $12,661
      Work-in-process                     27,843          23,603
      Finished goods                      12,922          11,091
                                         -------         -------
                                         $56,756         $47,355
   Reduction to LIFO valuation              (740)           (740)
                                         -------         -------
                                         $56,016         $46,615
                                         =======         =======

3. EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous Management Stock Purchase Plan and the dilutive effect of the shares from the 1995 Long-Term Incentive Plan. Weighted average basic common shares outstanding for the first quarter of fiscal 1998 and 1997 were 9.8 million. Weighted average diluted common shares outstanding for the first quarter of fiscal 1998 and 1997 were 10.2 million and 9.9 million, respectively.

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

5. ACQUISITIONS

   Ball Aerosol

   On October 28,1996, a newly created subsidiary of BWAY named Milton Can Company, Inc. ("MCC"), which was incorporated on October 22, 1996, acquired the assets of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), a wholly owned and indirect subsidiary of Ball Corporation in an asset purchase transaction (the "MCC Acquisition"). The acquired business had revenues of approximately $45 million for the year ended December 31, 1995 and operates a single manufacturing facility in Cincinnati, Ohio. MCC produces a wide range of aerosol cans and operates a materials center providing steel shearing, coating and lithography services ("Materials Center Services"). The Company paid approximately $41.6 million in cash for the business.

   The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed for the MCC acquisition. The operating results for MCC have been included in the Company's consolidated financial statements since the date of acquisition.

   The following pro forma results assume that the acquisition of MCC occurred at the beginning of the fiscal year ended September 28, 1997 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.


                                     THREE MONTHS                  THREE MONTHS
                                     ENDED                         ENDED
                                     DECEMBER 28, 1997             DECEMBER 29, 1996
                                      (In thousands, except per share amounts)
   ----------------------------------------------------------------------------------------------
   Net sales                         $92,114                         $95,492
   Net income                          1,035                           1,516
   Earnings per common share:
          Net income - Basic         $  0.11                         $  0.15
          Net income - Diluted       $  0.10                         $  0.15
   ----------------------------------------------------------------------------------------------

   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.

6. LONG-TERM DEBT

   During the third quarter of fiscal 1996, the Company repaid its existing debt and established its new five year Credit Agreement, which the Company amended subsequent to fiscal 1997 year end. The Credit Agreement provides that the Company and its subsidiaries can borrow up to $100 million, and gives the Company an option to increase its borrowing limit by an additional $50 million, provided certain conditions are met. The expiration of the Credit Agreement was extended to June 17, 2002 in the recent amendment. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. These Rate Margins were lowered in connection with the recent amendment. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. The recent amendment to the Credit Agreement improved certain of these covenants to provide the Company with greater flexibility with regard to investments in joint ventures and other subsidiaries. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing revolving credit facility, finance acquisitions and meet operating needs.

   During the third quarter of fiscal 1997, the Company issued $100 million of unsecured senior subordinated notes due April 15, 2007. The notes have an interest rate of 10 1/4%, payable semi-annually on April 15 and October 15. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the Company's Credit Agreement. The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") to register these notes under the Securities Act. Pursuant to the terms of a registration rights agreement the Company executed in connection with the offering of the notes, the Company has been paying additional interest on the notes since August 9, 1997 because the registration statement has not been declared effective by the Commission. Such additional interest accrued at a rate of 0.25% per annum for the 90-day period beginning August 9, 1997 and has continued to, and will continue to, accrue at a rate increasing by an additional 0.25% per annum at the beginning of each subsequent 90-day period until the registration statement is declared effective by the Commission, which the Company expects will occur in the first half of fiscal 1998.

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

   Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its acquisition of facilities from Van Dorn Company ("Van Dorn"), the BSNJ Acquisition, and the MCC Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnifications, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

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

   The Company (and in some cases, predecessors to the Company) have from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.

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

8. ACCOUNTING CHANGE

   On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus ruling which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is targeted by this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project was expensed in the first fiscal quarter of 1998, as a change in accounting method. A one-time charge of $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced quarterly net earnings to $1.0 million or $0.10 per fully diluted share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales during the first quarter of fiscal 1998 increased 1.0% to $92.1 million compared to $91.2 million in the first quarter of fiscal 1997. On a proforma basis, giving effect to the October 1997 sales of the Ball Aerosol business acquired in late October 1996, net sales decreased 3.6% from the $95.5 million in the first quarter of fiscal 1997. The proforma decrease in sales resulted primarily from typical quarter-to-quarter seasonal shifts and inventory adjustments by paint customers.

Cost of products sold (excluding depreciation and amortization) decreased 1.9% in the first quarter of fiscal 1998 to $76.6 million from $78.1 million in the same period of fiscal 1997. Cost of products sold as a percentage of net sales decreased from 85.7% in the first quarter of fiscal 1997 to 83.2% in the first quarter of fiscal 1998. The Company's facilities realized reductions in cost of products sold as a percent of sales as a result of ongoing initiatives to reduce cost and increase productivity through rationalization and capital initiatives. The company continues to experience rationalization costs associated with the acquisitions made late in fiscal 1996 and in early fiscal 1997.

Depreciation and amortization expense was $0.2 million higher for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, due to the finalization of the purchase price allocation and resulting increase in amortization expense on the MCC Acquisition.

Selling and administrative costs for the first quarter of fiscal 1998 decreased 3.2% to $4.8 million from $5.0 million in the first quarter of fiscal 1997. Selling and administrative cost as a percent of net sales decreased to 5.21% from 5.44%.

Interest expense increased $1.4 million to $3.5 million in the first quarter of fiscal 1998 compared to $2.1 million in the same period of fiscal 1997. In April 1997, the company issued $100 million of unsecured senior subordinated notes. The proceeds from the issuance were used to pay down the outstanding balance under the Credit Agreement. The interest rate on the notes is higher than the rate the Company was paying under the Credit Agreement.

Income before cumulative effect of change in accounting increased $0.8 million to $2.2 million in the first quarter of fiscal 1998, from $1.4 million in the first quarter of fiscal 1997. This increase is primarily attributable to the factors discussed above. In addition, first quarter of fiscal 1998 included one more month of net income from the MCC Acquisition, which was acquired on October 28, 1996.

Diluted earnings per share, excluding the effect of an accounting change, were $0.22 per share for the first quarter of fiscal 1998 compared to $0.14 per share for the same period of 1997. After giving effect to the $0.12 charge related to the cumulative accounting change, diluted earnings per share were $0.10 for the first quarter of fiscal 1998. The weighted average diluted shares outstanding were 10.2 million and 9.9 million for the respective quarters.

On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is targeted by this pronouncement. Based on the EITF ruling, a portion of the previously capitalized costs associated with this project was expensed in the first fiscal quarter of 1998, as a change in accounting method. A one-time charge of $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced quarterly net earnings to $1.0 million or $0.10 per fully diluted share.

On January 21, 1998, MCC and the United Steelworkers of America, AFL-CIO Local No. 4372 ("USA") representing approximately 30% of the hourly workers at MCC's Cincinnati, Ohio facility agreed to amend their collective bargaining agreement, which was scheduled to expire on April 30, 2000. On January 30, 1998, BSNJ and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America, representing approximately 89% of the hourly workers at BSNJ's Elizabeth, New Jersey facility, reached agreement on a new three year labor agreement. The settlement of these labor negotiations will make BSNJ and MCC more competitive within the industry and provides greater operating flexibility.

As previously announced in a press release, David P. Hull was hired on September 15, 1997 as President of the Company's Brockway Standard, Inc. subsidiary, effective October 6, 1997. Mr. Hull replaced John T. Stirrup who remained as President, Chief Operating Officer and a Director of BWAY Corporation, the parent corporation of Brockway Standard Inc. Mr. Hull has approximately thirty years of manufacturing, operational and financial experience. He had most recently served as Vice President of Operations for Imperial Wallcovering, Inc.

On November 18, 1997, the Company announced the promotion of David P. Hayford to President of BMAT, Inc., the Company's new strategic business unit responsible for managing and implementing BWAY's material center strategic growth plans.
Mr. Hayford previously served as Senior Vice President and Chief Financial Officer of BWAY. He was replaced as Chief Financial Officer by John M. Casey. Mr. Casey, who was also named an Executive Vice President of the Company, has twenty-five years of corporate finance experience. He had most recently served as Executive Vice President and Chief Financial Officer of Birmingham Steel Corporation.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations and capital expenditures during the quarter ending December 28, 1997 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At December 28, 1997, the Company had availability under the existing Credit Agreement to borrow an additional $57.2 million, plus an additional $50 million if certain conditions are met.

The Company's working capital increased $23.4 million to $30.3 million from $6.9 million for the year ending September 28, 1997. The increase is primarily attributable to an increase in inventories and a decrease in accounts payable.

During the first quarter of fiscal 1998, the Company used $10.4 million of cash for operating activities. Operating activities for the same period during the prior year reflected cash provided of $1.7 million. The decrease in funds provided during the three months ended December 28, 1997 reflect an increase in inventory.

Capital expenditures of $9.0 million in the first quarter of fiscal 1998 represent an increase of $5.4 million from the first quarter of fiscal 1997. Although the Company intends to accelerate the rate of spending on its targeted capital investment program, the increase in the first fiscal quarter of 1998 from the first quarter of fiscal 1997 results primarily from the timing of expenditures.

Cash provided by financing activities during the quarter ended December 28, 1997 was $18.7 million compared to $42.6 million provided during the comparable quarter of the prior year. The Company used approximately $41.8 million of cash to complete the acquisition of the metal aerosol can business from Ball Metal Food Container Corporation during the first fiscal quarter of 1997. The funds were provided by borrowings from the Credit Agreement. Cash provided by financing activities during the first quarter of fiscal 1998 included $29.3 million of borrowings under the Company's Credit Agreement. The Company repurchased $7.3 million of its common stock during the first quarter of fiscal 1998 under the Company's Common Stock Repurchase Program. Management believes that cash provided from borrowings available under the Credit Agreement and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness.

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

See Index of Exhibits.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY  Corporation
                                         (Registrant)


Date: February 7, 1998                   By:  /s/ John M. Casey
                                              -------------------
                                              John M. Casey
                                              Executive Vice President &
                                              Chief Financial Officer

Form 10-Q: For the quarterly period ending December 28, 1997

                               INDEX TO EXHIBITS
                         ----------------------------

                                                           LOCATION OF DOCUMENT
EXHIBIT                                                        IN SEQUENTIAL
  NO.          DESCRIPTION OF DOCUMENT                       NUMBERING SYSTEM
-------    --------------------------------------------    --------------------

10.1       Employment Agreement between the Company and
           John M. Casey*



___________
*  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.