Form 10-Q
period 1998-03-29
BWAY CORP
filed 1998-05-13
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S.
            OR ORGANIZATION)                        EMPLOYER IDENTIFICATION NO.)


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

Yes X   No
   ---    ---

There were 9,465,813 shares of Common Stock ($.01 par value) outstanding as of May 1, 1998.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                MARCH 29, 1998

                                     INDEX

                                                                    PAGE NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 29, 1998
              and September 28, 1997  (Unaudited)                              3

            Consolidated Statements of Income for the three month
              periods ended March 29, 1998 and
              March 30, 1997  (Unaudited)                                      4

            Consolidated Statements of Cash Flows for the three
              month periods ended March 29, 1998 and March 30,
              1997 (Unaudited)                                               5-6

            Notes to Consolidated Financial Statements (Unaudited)          7-10

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 2.     Changes in Securities                                             16

Item 3.     Defaults upon Senior Securities                                   16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Item 5.     Other Information                                                 16

Item 6.     Exhibits and Reports on Form 8-K                                  16

PART I.     FINANCIAL INFORMATION
  ITEM 1.     FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In Thousands, Except Share and per Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 29,      SEPTEMBER 28,
ASSETS                                                                                  1998              1997
  CURRENT ASSETS:
     Cash and cash equivalents                                                        $  2,469           $  1,374
     Accounts receivable, net of allowance of $658 at
       March 29, 1998 and $580 at September 28, 1997                                    44,338             41,932
     Inventories                                                                        52,962             46,615
     Other current assets                                                                3,468              1,944
     Deferred tax asset                                                                  5,111              5,110
                                                                                      --------           --------
        Total Current Assets                                                           108,348             96,975
                                                                                      --------           --------

  PROPERTY, PLANT AND EQUIPMENT - Net                                                  129,513            123,617
                                                                                      --------           --------

  OTHER ASSETS:
     Intangible assets, net                                                             85,109             87,233
     Deferred financing costs, net                                                       4,596              4,844
     Other assets                                                                        3,311              3,709
                                                                                      --------           --------
          Total Other Assets                                                            93,016             95,786
                                                                                      --------           --------
                                                                                      $330,877           $316,378
                                                                                      ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                                 $ 44,600           $ 58,618
     Accrued salaries & wages                                                            8,361              9,745
     Accrued income taxes                                                                1,121              1,338
     Other current liabilities                                                          15,906             19,312
     Current maturities of long-term debt                                                1,317              1,151
                                                                                      --------           --------
           Total Current Liabilities                                                    71,305             90,164
                                                                                      --------           --------

  LONG-TERM DEBT                                                                       152,057            113,632

  LONG-TERM LIABILITIES:
     Deferred income taxes                                                              14,969             14,969
     Other long-term liabilities                                                        10,055             12,145
                                                                                      --------           --------
           Total Long Term Liabilities                                                  25,024             27,114
COMMITMENTS & CONTINGENCIES                                                           --------           --------


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000 shares                               --                 --
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 (March 29, 1998 and September 28, 1997)                             99                101
     Additional paid-in capital                                                         37,369             37,629
     Retained earnings                                                                  53,654             48,673
                                                                                      --------           --------
                                                                                        91,122             86,403
     Less treasury stock, at cost, 385,189 and 51,790
     (March 29, 1998 and September 28, 1997)                                            (8,631)              (935)
                                                                                      --------           --------
         Total Stockholders' Equity                                                     82,491             85,468
                                                                                      --------           --------
                                                                                      $330,877           $316,378
                                                                                      ========           ========

See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              ---------------------  ---------------------
                                                              MARCH 29,   MARCH 30,  MARCH 29,   MARCH 30,
                                                                 1998       1997        1998       1997

NET SALES                                                      $101,165    $101,264   $193,279    $192,430


COSTS, EXPENSES AND OTHER:

    Cost of products sold (excluding
      depreciation and amortization)                             83,819      84,700    160,451     162,805

    Depreciation and amortization                                 3,358       3,207      6,885       6,659

    Selling and administrative expense                            5,117       5,365      9,916      10,322

    Interest expense, net                                         3,493       2,437      6,989       4,555

    Gain on curtailment of postretirement medical benefits       (1,547)         --     (1,547)         --

    Other, net                                                      148          69         86         199
                                                               --------    --------   --------    --------

            Total costs, expenses and other                      94,388      95,778    182,780     184,540
                                                               --------    --------   --------    --------

INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                                       6,777       5,486     10,499       7,890

PROVISION FOR INCOME TAXES                                        2,831       2,249      4,357       3,235
                                                               --------    --------   --------    --------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                                             3,946       3,237      6,142       4,655

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SYSTEMS DEVELOPMENT
 COSTS B NET OF RELATED TAX BENEFIT OF $823                          --          --     (1,161)         --
                                                               --------    --------   --------    --------

NET INCOME                                                     $  3,946    $  3,237   $  4,981    $  4,655
                                                               ========    ========   ========    ========

EARNINGS PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:
-------------------------------------------------------

Basic Earnings Per Common Share                                $   0.42    $   0.33   $   0.64    $   0.47
                                                               ========    ========   ========    ========
Weighted Average Basic Common Shares Outstanding                  9,473       9,820      9,614       9,840
                                                               ========    ========   ========    ========

Diluted Earnings Per Common Share                              $   0.40    $   0.33   $   0.61    $   0.47
                                                               ========    ========   ========    ========
Weighted Average Diluted Common Shares Outstanding                9,968       9,897     10,076       9,885
                                                               ========    ========   ========    ========

EARNINGS PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:
------------------------------------------------------

Basic Earnings Per Common Share                                $   0.42    $   0.33   $   0.52    $   0.47
                                                               ========    ========   ========    ========
Weighted Average Basic Common Shares Outstanding                  9,473       9,820      9,614       9,840
                                                               ========    ========   ========    ========

Diluted Earnings Per Common Share                              $   0.40    $   0.33   $   0.49    $   0.47
                                                               ========    ========   ========    ========
Weighted Average Diluted Common Shares Outstanding                9,968       9,897     10,076       9,885
                                                               ========    ========   ========    ========

   See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
                                                                                       ----------------------------------
                                                                                        March 29,                March 30,
                                                                                          1998                     1997
OPERATING ACTIVITIES:
Net Income                                                                             $  4,981                  $  4,655
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
  Depreciation                                                                            5,089                     4,624
  Amortization of intangibles                                                             1,796                     2,035
  Amortization of deferred financing costs                                                  367                       142
  Curtailment gain                                                                       (1,547)                       --
  Cumulative effect of change in accounting principle (net)                               1,161                        --
  Provisions for doubtful accounts                                                           78                       285
  (Gain) / Loss on disposition of property, plant and equipment                              49                        60
  Changes in assets and liabilities, net of effects of business acquisitions:
  Accounts receivable                                                                    (2,484)                     (989)
  Inventories                                                                            (6,347)                   (1,631)
  Other assets                                                                           (1,146)                    1,930
  Accounts payable                                                                       (5,908)                    2,499
  Accrued liabilities                                                                    (3,898)                   (4,067)
  Income taxes, net                                                                         658                     2,755
                                                                                       --------                  --------
        Net cash provided by (used in) operating activities                              (7,151)                   12,298
                                                                                       --------                  --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (17,485)                   (9,491)
   Acquisitions, net of cash acquired                                                        --                   (41,619)
   Other                                                                                    365                        18
                                                                                       --------                  --------
       Net cash used in investing activities                                            (17,120)                  (51,092)
                                                                                       --------                  --------

FINANCING ACTIVITIES:
   Net  borrowings under bank credit agreement                                           38,100                    35,229
   Repayments on long-term debt                                                            (258)                     (117)
   Increase (decrease) in unpresented bank drafts                                        (4,368)                    2,466
   Net purchases of treasury stock                                                       (8,676)                      434
   Financing costs incurred                                                                (100)                       --
   Other                                                                                    668                        --
                                                                                       --------                  --------
      Net cash provided by financing activities                                          25,366                    38,012
                                                                                       --------                  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,095                      (782)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,374                     1,852
                                                                                       --------                  --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  2,469                  $  1,070
                                                                                       ========                  ========

                                                                                                               (Continued)

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
                                                                                       ----------------------------------
                                                                                        March 29,                March 30,
                                                                                          1998                     1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                                         $  6,792                  $  4,079
                                                                                       ========                  ========
      Income taxes                                                                     $  3,840                  $  1,894
                                                                                       ========                  ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Amounts owed for capital expenditures                                                  $    650
                                                                                       ========

Details of businesses acquired were as follows:
-----------------------------------------------
Fair value of assets acquired                                                                                    $ 44,076
Liabilities assumed                                                                                                (1,707)
Long-term note issued                                                                                                (750)
                                                                                                                 --------
Net cash paid for acquisitions                                                                                   $ 41,619
                                                                                                                 ========


See notes to consolidated financial statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  GENERAL

 The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of March 29, 1998 and for the six months ended March 29, 1998 and March 30, 1997 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the six months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K

 The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter.

 Certain amounts in the previously reported financial statements have been reclassified to conform to the current presentation.

2. INVENTORIES

 Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                MARCH 29,   MARCH 30,
                                   1998        1997
   Inventories at FIFO Cost:
     Raw materials                $ 8,277     $14,566
     Work-in-process               30,897      16,339
     Finished goods                14,438      16,553
                                  -------     -------
                                  $53,612     $47,458
   Reserve for LIFO                  (650)        (46)
                                  -------     -------
                                  $52,962     $47,412
                                  =======     =======

3. EARNINGS PER COMMON SHARE

 Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Current Plan (as defined below). Weighted average basic common shares outstanding for the second quarter of fiscal 1998 and 1997 were 9.5 million and 9.8 million, respectively. Weighted average diluted common shares outstanding for the second quarter of fiscal 1998 and 1997 were 10.0 million and 9.9 million, respectively.

4. STOCKHOLDERS' EQUITY

 Stock Option Plan

 Immediately prior to the Initial Public Offering in June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors for its directors, officers, and key employees. On August 20, 1996, the Board of Directors i) adopted, subject to shareholders approval, the Amended and Restated 1995 Long-Term Incentive Plan (the "Amended Plan"), which increased the aggregate number of shares of common stock authorized for issuance from 735,000 to 1,125,000, and reflected the change in the Company's name to BWAY Corporation and ii) froze the Formula Plan with only 45,000 of the available 150,000 shares of common stock being granted thereunder. The shareholders of the Company approved the Amended Plan in February 1997. On November 17, 1997, the Board of Directors adopted, subject to shareholders approval, the Second Amended and Restated

 1995 Long-Term Incentive Plan (the "Current Plan"), which, among other things, increased the aggregate number of shares of common stock authorized for issuance from 1,125,000 to 1,425,000. The shareholders approved the Current Plan on February 27, 1998.


5. ACQUISITIONS

 Ball Aerosol

 On October 28,1996, a newly created subsidiary of BWAY named Milton Can Company, Inc. ("MCC"), which was incorporated on October 22, 1996, acquired the assets of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), a wholly owned and indirect subsidiary of Ball Corporation in an asset purchase transaction (the "MCC Acquisition"). The acquired business had revenues of approximately $45 million for the year ended December 31, 1995 and operates a single manufacturing facility in Cincinnati, Ohio. MCC produces a wide range of aerosol cans. Certain assets of MCC are now managed by BMAT, Inc., which provides steel shearing, component manufacturing, coating and lithography services to internal and external customers. The Company paid approximately $41.6 million in cash for the business.

 The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed for the MCC Acquisition. The operating results for MCC have been included in the Company's consolidated financial statements since the date of acquisition.

 The following pro forma results assume that the MCC Acquisition occurred at the beginning of the fiscal year ended September 28, 1997 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                   MARCH 29, 1998  MARCH 30, 1997  MARCH 29, 1998  MARCH 30, 1997
                                             (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------
  Net sales                           $101,165        $101,264        $193,279        $196,756
  Net income                          $  3,946        $  3,237        $  4,981        $  4,752
  Earnings per common share:
         Net income - Basic           $   0.42        $   0.33        $   0.52        $   0.48
        Net income - Diluted          $   0.40        $   0.33        $   0.49        $   0.48
----------------------------------------------------------------------------------------------

 The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.


6.  LONG-TERM DEBT

 During the third quarter of fiscal 1996, the Company repaid its existing debt and established its new five-year Credit Agreement, which the Company amended on August 15, 1996 and October 15, 1997. The Credit Agreement provides that the Company and its subsidiaries can borrow up to $100 million, and gives the Company an option to increase its borrowing limit by an additional $50 million, provided certain conditions are met. The expiration of the Credit Agreement was extended to June 17, 2002 in the recent amendment. Interest rates under the Credit Agreement are based on rate margins ("Rate Margins") for either the prime rate announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. These Rate Margins were lowered in connection with the recent amendment. The applicable Rate Margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants, which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. The recent amendment to the Credit Agreement improved certain of these covenants to provide the Company with greater flexibility with regard to investments in joint ventures and other subsidiaries. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing revolving credit facility, finance acquisitions and meet operating needs.

 During the third quarter of fiscal 1997, the Company issued $100 million of 10 1/4% Senior Subordinated Notes due 2007 , Series A. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the Company's Credit Agreement. The Company completed the registration of its 10 1/4% Senior Subordinated Notes due 2007, Series B under the Securities Act in February 1998 and consummated its offer to exchange these Series B notes for all outstanding Series A notes in March 1998. Interest on these notes is paid semi-annually on April 15 and October 15. Pursuant to the terms of a registration agreement the Company executed in connection with the original offering of the notes, the Company paid additional interest of $184,027 due to delays in the registration process.

 At March 29, 1998, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $12.5 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

 BWAY is a holding company with no independent operations although it incurs some limited expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are individually, and in the aggregate, inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined that they would not be material to investors.

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

 Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its acquisition of facilities from Van Dorn Company, Milton Can Company, Inc. ("Milton Can"), and the MCC Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnifications, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

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

 The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. The listings could result in a requirement for the Company to investigate and remediate the facility. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company for liabilities associated with any such required investigation or remediation as follows: (i) BMFCC will bear the first $0.1 million of such liabilities and (ii) any liabilities in excess of such amount will be subject to the general environmental liability indemnification provisions of the agreement with BMFCC, which provide that BMFCC will bear 100% of the first $0.3 million of environmental liabilities, 80% of the next $3.0 million of environmental liabilities, and 65% of all environmental liabilities exceeding $3.3 million. At the Peabody, Massachusetts facility, which was previously leased by Brockway Standard (New Jersey), Inc. ("BSNJ"), groundwater remediation is underway. The owner of the facility has asserted that BSNJ bears liability for costs associated with completing the remediation. The Company believes that this claim is without merit and that the facility owner is liable for remedial costs pursuant to the former lease. In addition, the former shareholders of Milton Can, subject to certain limitations, indemnified the Company for liabilities associated with the contamination. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

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

 Sales of aerosol cans currently comprise approximately 11% of the Company's annual general line sales. Federal and certain state environmental agencies have issued, and may in the future issue, environmental regulations which have the effect of requiring reformulation by consumer product manufacturers (the Company's customers) of aerosol propellants or aerosol-delivered consumer products to mitigate air quality impacts (principally related to lower atmosphere ozone formulation). Industry sources believe that aerosol product manufacturers can successfully achieve any required reformulation. There can be no assurance, however, that reformulation can be accomplished in all cases with satisfactory results. Failure by the Company's customers to successfully achieve such reformulation could affect the viability of aerosol cans as product delivery containers and thereby have a material adverse effect on the Company's sales of aerosol cans.

8.  ACCOUNTING CHANGE

 On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus ruling, which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced year-to-date net earnings to $5.0 million or $0.49 per fully diluted share.

9.  CURTAILMENT OF POSTRETIREMENT MEDICAL BENEFITS

 In January 1998, MCC and the United Steelworkers of America, AFL-CIO Local No. 4372, representing approximately 30% of the hourly workers at the Cincinnati, Ohio facility, reached a new collective bargaining agreement. One of the provisions of the new agreement substantially eliminates unvested postretirement medical benefits provided by MCC, which resulted in the recording of a curtailment gain of approximately $1.5 million before any income taxes.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

 Net sales during the second quarter of fiscal 1998 decreased 0.1% to $101.2 million compared to $101.3 million in the second quarter of fiscal 1997. Net sales for the six months ended March 29, 1998 increased 0.4% to $193.3 million compared to net sales of $192.4 million for the six months ended March 30, 1997. On a pro forma basis, after giving effect to the October 1996 sales of the business acquired in the MCC Acquisition in late October 1996, net sales for the six months ended March 29, 1998 decreased 1.8% from net sales of $196.8 million for the six months ended March 30, 1997. Management believes the pro forma decrease of net sales resulted from weather related quarter-to-quarter seasonal shifts and inventory adjustments by paint customers.

 Cost of products sold (excluding depreciation and amortization) decreased 1.0% to $83.8 million in the second quarter of fiscal 1998 from $84.7 million in the same period of fiscal 1997. For the first six months of fiscal 1998, cost of products sold decreased 1.5% to $160.5 million from $162.8 million in the first six months of fiscal 1997. Cost of products sold as a percentage of net sales decreased to 82.9% in the second quarter of fiscal 1998 from 83.6% in the second quarter of fiscal 1997 due primarily to a more favorable pricing environment.

 Depreciation and amortization expense increased 4.7% to $3.4 million in the quarter ended March 29, 1998 compared to $3.2 million in the quarter ended March 30, 1997. Depreciation and amortization expenses increased 3.4% to $6.9 million for the six months ended March 29, 1998 compared to $6.7 million in the same period of fiscal 1997. The increase is due to increased capital expenditures in fiscal 1998. Capital expenditures are primarily for new coating and printing technology at the Company's new materials service center division, BMAT, Inc., and new computer software and hardware.

 Selling and administrative expenses for the second quarter of fiscal 1998 decreased 4.6% to $5.1 million from $5.4 million in the second quarter of fiscal 1997. For the six months ended March 29, 1998, selling and administrative expenses decreased 3.9% to $9.9 million from $10. 1/4% million in the same period of fiscal 1997. The decrease for the second quarter and the six-month period is primarily attributable to accrual adjustments and the timing of recognition of certain expenses including incentive compensation, partially offset by startup costs incurred for the establishment of the new BMAT, Inc. division, the net impact of which was approximately $.9 million in the second quarter. The Company expects to experience higher levels of selling and administrative expenses for the remainder of fiscal year 1998.

 Interest expense increased 43.3% to $3.5 million in the second quarter of fiscal 1998 compared to $2.4 million in the same period of fiscal 1997. Interest expense for the six months ended March 29, 1998 increased 53.4% to $7.0 million compared to $4.6 million for the same period of fiscal 1997. The increase in the second quarter and the six-month period is predominantly due to higher interest rates and increased borrowings to fund treasury stock purchases, increased working capital and capital expenditure initiatives. In April 1997, the Company issued $100 million of unsecured 10 1/4% senior subordinated notes. The proceeds from the issuance were used to pay down the outstanding balance under the Credit Agreement. The interest rate on the notes is higher than the rate the Company was paying under the Credit Agreement. Interest of $.3 million was capitalized for the first six months of fiscal 1998 for capital expenditures that were being prepared for service.

 In January 1998, MCC and the United Steelworkers of America, AFL-CIO Local No. 4372, representing approximately 30% of the hourly workers at the MCC's Cincinnati, Ohio facility, reached a new collective bargaining agreement. The new agreement substantially eliminates unvested postretirement medical benefits provided by MCC, which resulted in a curtailment gain of approximately $1.5 million before income taxes. On January 30, 1998, Brockway Standard (New Jersey), Inc. ("BSNJ") and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America, representing approximately 89% of the hourly workers at BSNJ's Elizabeth, New Jersey facility, reached agreement on a new three year labor agreement.

 Income before cumulative effect of change in accounting increased 21.9% to $3.9 million for the second quarter of fiscal 1998 compared to $3.2 million for the second quarter of fiscal 1997. Income before cumulative effect of change in accounting for the six-month period increased 31.9% to $6.1 million from $4.7 million in fiscal 1997. This increase is due to the factors discussed above.

 On November 20, 1997 the FASB's Emerging Issues Task Force ("EITF") issued a consensus that affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this consensus. Based on the EITF ruling, the

 Company expensed a portion of the previously capitalized costs associated with this project in the first fiscal quarter of 1998 as a change in accounting method. A one-time after-tax charge of $1.2 million, or $0.12 per diluted share, for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced earnings for the six months ended March 29, 1998 to $5.0 million, or $0.49 per fully diluted share.

 Diluted earnings per share were $0.40 per share for the second quarter of fiscal 1998 compared to $0.33 per share for the same period of 1997. For the six months ended March 29, 1998 diluted earnings per share, excluding the effect of an accounting change, were $0.61 compared to $0.47 for the same period of fiscal 1997. After giving effect to the $0.12 charge related to the cumulative accounting change, diluted earnings per share were $0.49 for the first six months of fiscal 1998. The weighted average diluted shares outstanding were 10.1 million and 9.9 million for the respective six-month periods.

                        LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash requirements for operations and capital expenditures during the quarter ending March 29, 1998 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At March 29, 1998, the Company had availability under the Credit Agreement to borrow an additional $48.4 million, plus an additional $50 million if certain conditions are met.

 The Company's working capital at March 29, 1998 increased $30.2 million to $37.0 million from $6.8 million at September 28, 1997. The increase is primarily attributable to an increase in inventories and a decrease in accounts payable. Work-in process inventories increased $14.5 million as a result of lower quarterly demand which the Company believes is due to weather related quarter-to-quarter seasonal shifts and inventory adjustments by paint customers.

 During the first six months of fiscal 1998, the Company used $7.2 million of cash for operating activities. Operating activities for the same period of the prior year provided $12.3 million of cash. The decrease in funds provided during the six months ended March 29, 1998 reflect an increase in inventory and a decrease in accounts payable and other current liabilities.

 Cash used by investing activities during the first six months of fiscal 1998 amounted to $17.1 million. Investing activities for the same period of the prior year used $51.1 million of cash. The Company used approximately $41.6 million of cash to complete the Ball Aerosol acquisition during the first fiscal quarter of 1997. The funds were provided by borrowings under the Credit Agreement. Capital expenditures of $17.5 million in the first six months of fiscal 1998 represent an increase of $8.0 million from the first six months of fiscal 1997. The Company intends to spend approximately $35.0 million during fiscal year 1998, primarily for new coating and printing technology at the Company's new materials service center division, BMAT, Inc., and new computer software and hardware.

 Cash provided by financing activities during the first six months of fiscal 1998 was $25.4 million compared to $38.0 million provided during the comparable period of the prior year. The Company repurchased $8.7 million of its common stock during the first six months of fiscal 1998 under the Company's common stock repurchases program. Management believes that cash provided from borrowings available under the Credit Agreement and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness.

 At March 29, 1998, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $12.5 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

 The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions, repurchase of common stock, and servicing debt.

 The Company continues to assess its exposure to the impact of the Year 2000 issue. The Company's financial and operational systems are being reviewed and, where required, detailed plans are being developed and implemented to identify, correct, and test for Year 2000 compliance. The Company is also working with its vendors to verify their Year 2000 compliance. While final cost estimates are not complete, management does not expect these costs to have a material adverse effect on the Company's financial position, cash flows or results of operations. However, the Year 2000 issue may adversely affect the Company if the Company, its suppliers or customers are unable to resolve this issue successfully.

 NOTE: THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS", WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALL STATEMENTS CONTAINED IN THIS DOCUMENT, OTHER THAN HISTORICAL INFORMATION, SHOULD BE VIEWED AS "FORWARD-LOOKING STATEMENTS". IN ADDITION, THE COMPANY AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE OTHER ORAL OR WRITTEN STATEMENTS, WHICH SHOULD ALSO BE CONSIDERED "FORWARD-LOOKING STATEMENTS". THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS IMPACTING THE COMPANY AND THEREFORE INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. MANAGEMENT ACKNOWLEDGES THAT "FORWARD-LOOKING STATEMENTS" ARE NOT GUARANTEES AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. A VARIETY OF FACTORS COULD CAUSE BUSINESS CONDITIONS AND THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPECTED BY THE

 COMPANY OR EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND IMPLEMENT ITS 3R STRATEGIC INITIATIVES; LABOR UNREST; CHANGES IN PRODUCT MARKET PRICE OR MARKET DEMAND; CHANGES IN RAW MATERIAL COSTS OR AVAILABILITY; LOSS OF BUSINESS FROM CUSTOMERS; CHANGES IN FINANCIAL MARKETS; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

 WHILE THE COMPANY PERIODICALLY REASSESSES MATERIAL TRENDS AND UNCERTAINTIES AFFECTING THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION IN CONNECTION WITH THE PREPARATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND CERTAIN OTHER SECTIONS CONTAINED IN THE COMPANY'S QUARTERLY, ANNUAL OR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THE COMPANY DOES NOT INTEND TO REVIEW OR REVISE ANY PARTICULAR FORWARD-LOOKING STATEMENT IN LIGHT OF FUTURE EVENTS.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

 PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 Not applicable.

 ITEM 2.  CHANGES IN SECURITIES

 Not applicable.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company held its annual shareholders meeting on February 27, 1998.  See exhibit 22.1 for a report of the voting on the matters considered at the meeting.

 ITEM 5.  OTHER INFORMATION

 Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 See Index of Exhibits.

                                    SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BWAY Corporation
                                          (Registrant)


 Date:  May 13, 1998                      By:  /s/ John M. Casey
                                               --------------------
                                               John M. Casey
                                               Executive Vice President &
                                               Chief Financial Officer












 Form 10-Q: For the quarterly period ending March 28, 1998.

                               INDEX TO EXHIBITS
------------------------------------------------------------------------------

                                                          LOCATION OF DOCUMENT
EXHIBIT                                                       IN SEQUENTIAL
  NO.           DESCRIPTION OF DOCUMENT                     NUMBERING SYSTEM
-------         -----------------------                   --------------------

 10.1   Employment Agreement between the Company and
        John T. Stirrup B Amendment No. 1*

 10.2 Employment agreement between the Company and David P. Hull*

 10.3   BWAY Corporation Second Amended and Restated
        1995 Long-Term Incentive Plan

 22.1   Certificate and Report of Inspector of
        Elections for the Annual Meeting for the Stockholders of BWAY Corporation dated
        February 27, 1998.

 27.1   Financial Data Schedule




 *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.