Form 10-Q
period 1998-06-28
BWAY CORP
filed 1998-08-12
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998


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


Yes  X    No
    ----    ----

There were 9,418,313 shares of Common Stock ($.01 par value) outstanding as of August 12, 1998.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 28, 1998



                                 INDEX

                                                            Page Number

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 28, 1998
           and September 28, 1997  (Unaudited)                    3


           Consolidated Statements of Income for the
           three and nine month periods ended June 28, 1998
           and June 29, 1997  (Unaudited)                         4


           Consolidated Statements of Cash Flows for the nine
           month periods ended June 28, 1998 and June 29,
           1997 (Unaudited)                                      5-6



           Notes to Consolidated Financial Statements
           (Unaudited)                                           7-10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  11-13


Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                            14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                      15

Item 2.    Changes in Securities                                  15

Item 3.    Defaults upon Senior Securities                        15

Item 4.    Submission of Matters to a Vote of Security Holders    15

Item 5.    Other Information                                      15

Item 6.    Exhibits and Reports on Form 8-K                       15

Part I.     Financial Information
  ITEM 1.     FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In Thousands, Except Share and per Share Data)

------------------------------------------------------------------------------------------------------------
                                                                           JUNE 28,          SEPTEMBER 28,
ASSETS                                                                       1998                1997

  CURRENT ASSETS:
     Cash and cash equivalents                                           $    350              $  1,374
     Accounts receivable, net of allowance of $624 at
        June 28, 1998 and $580 at September 28, 1997                       46,792                41,806
     Inventories                                                           51,685                46,615
     Other current assets                                                   9,271                 7,261
     Assets held for sale                                                   4,612                    --
                                                                         --------              --------
        Total Current Assets                                              112,710                97,056
                                                                         --------              --------

  PROPERTY, PLANT AND EQUIPMENT - Net                                     129,323               123,617
                                                                         --------              --------
  OTHER ASSETS:
     Intangible assets, net                                                83,521                87,232
     Deferred financing costs, net                                          4,421                 4,844
     Other assets                                                           3,631                 3,628
                                                                         --------              --------
        Total Other Assets                                                 91,573                95,704
                                                                         --------              --------
                                                                         $333,606              $316,377
                                                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                    $ 50,691              $ 57,443
     Accrued salaries & wages                                               9,283                 8,949
     Accrued income taxes                                                      --                 1,338
     Other current liabilities                                             22,683                21,285
     Current maturities of long-term debt                                     662                 1,151
                                                                         --------              --------
        Total Current Liabilities                                          83,319                90,166
                                                                         --------              --------

  LONG-TERM DEBT                                                          147,324               114,381

  LONG-TERM LIABILITIES                                                    24,731                26,364

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000 shares                 --                    --
     Common stock, $.01 par value; authorized 24,000,000 shares,
        Issued 9,851,002                                                       99                    99
     Additional paid-in capital                                            37,176                37,629
     Retained earnings                                                     49,628                48,673
                                                                         --------              --------
                                                                           86,903                86,401
     Less treasury stock, at cost, 389,689 and 51,790
       (June 28, 1998 and September 28, 1997)                              (8,671)                 (935)
                                                                         --------              --------
        Total Stockholders' Equity                                         78,232                85,466
                                                                         --------              --------
                                                                         $333,606              $316,377
                                                                         ========              ========



 See notes to consolidated financial statements

                                                         BWAY CORPORATION
                                                         AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                               (In Thousands, Except Per Share Data)
_______________________________________________________________________________________________________________________________
                                                                  Three Months Ended               Nine Months Ended
                                                              ------------------------          ------------------------
                                                              JUNE 28,         JUNE 29,          JUNE 28,        JUNE 29,
                                                                1998             1997              1998            1997
NET SALES                                                     $107,010         $108,590          $300,289       $301,020

COSTS, EXPENSES AND OTHER:

    Cost of products sold (excluding
      depreciation and amortization)                            87,696           92,842           248,147        255,647

    Depreciation and amortization                                3,983            3,465            10,868         10,124

    Selling and administrative expense                           6,774            5,897            16,690         16,219

    Restructuring  charge                                       11,532               --            11,532             --

    Interest expense, net                                        3,323            3,245            10,312          7,800

    Gain on curtailment of postretirement medical benefits          --           (5,828)           (1,547)        (5,828)

    Other, net                                                     (31)           1,514                55          1,713
                                                              --------         --------          --------       --------

          Total costs, expenses and other                      113,277          101,135           296,057        285,675
                                                              --------         --------          --------       --------

INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                                     (6,267)           7,455             4,232         15,345

PROVISION (BENEFIT) FOR INCOME TAXES                            (2,241)           3,056             2,116          6,291
                                                              --------         --------          --------       --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                                           (4,026)           4,399             2,116          9,054

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SYSTEMS DEVELOPMENT
 COSTS - NET OF RELATED TAX BENEFIT OF $823                         --               --            (1,161)            --
                                                              --------         --------          --------       --------

NET INCOME (LOSS)                                             $ (4,026)        $  4,399          $    955       $  9,054
                                                              ========         ========          ========       ========

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:
--------------------------------------------------------------
Basic Earnings (Loss) Per Common Share                        $  (0.42)        $   0.45          $   0.22       $   0.92
                                                              ========         ========          ========       ========
Weighted Average Basic Common Shares Outstanding                 9,474            9,833             9,567          9,817
                                                              ========         ========          ========       ========

Diluted Earnings (Loss) Per Common Share                      $  (0.40)        $   0.44          $   0.21       $   0.91
                                                              ========         ========          ========       ========
Weighted Average Diluted Common Shares Outstanding               9,969           10,000            10,040          9,919
                                                              ========         ========          ========       ========

EARNINGS (LOSS) PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:
-------------------------------------------------------------
Basic Earnings (Loss) Per Common Share                        $  (0.42)        $   0.45           $  0.10       $   0.92
                                                              ========         ========          ========       ========
Weighted Average Basic Common Shares Outstanding                 9,474            9,833             9,567          9,817
                                                              ========         ========          ========       ========

Diluted Earnings (Loss) Per Common Share                      $  (0.40)        $   0.44           $  0.10       $   0.91
                                                              ========         ========           =======       ========
Weighted Average Diluted Common Shares Outstanding               9,969           10,000            10,040          9,919
                                                              ========         ========           =======       ========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                       ---------------------------------
                                                                                       JUNE 28,                 JUNE 29,
                                                                                         1998                     1997
                                                                                       -------                  --------
OPERATING ACTIVITIES:
 Net income                                                                            $   955                  $  9,054
 Adjustments to reconcile net income to net cash provided by (used in)
 Operating activities:
  Depreciation                                                                           8,166                     6,940
  Amortization of intangibles                                                            2,702                     3,184
  Amortization of deferred financing costs                                                 551                       330
  Curtailment gain                                                                      (1,547)                   (5,828)
  Cumulative effect of change in accounting principle (net)                              1,161
  Provisions for doubtful accounts                                                           4                       349
  Loss on disposition of property, plant and equipment                                      90                     1,560
  Restructuring Charge                                                                  11,532                        --
  Changes in assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                                               (4,990)                   (3,376)
      Inventories                                                                       (5,070)                   (1,603)
      Other assets                                                                        (205)                    1,769
      Accounts payable                                                                  (6,290)                   13,187
      Accrued liabilities                                                               (6,109)                       (7)
      Income taxes, net                                                                 (2,299)                    4,434
                                                                                       -------                    ------
         Net cash provided by (used in) operating activities                            (1,349)                   29,993
                                                                                       -------                    ------
INVESTING ACTIVITIES:
   Capital expenditures                                                                (27,255)                  (14,639)
   Acquisitions, net of cash acquired                                                       --                   (41,619)
   Other                                                                                 1,138                        18
                                                                                       -------                   -------
         Net cash used in investing activities                                         (26,117)                  (56,240)
                                                                                       -------                   -------
FINANCING ACTIVITIES:
   Net  borrowings (repayments) under bank credit agreement                             33,400                   (69,971)
   Issuance of long-term debt                                                               --                   100,000
   Repayments on long-term debt                                                         (1,296)                     (153)
   Increase (decrease) in unpresented bank drafts                                        2,329                    (1,102)
   Net (purchases) issuances of treasury stock                                          (9,175)                      434
   Payment of deferred financing costs                                                      --                    (3,322)
   Financing costs incurred                                                               (100)                       --
   Other                                                                                 1,284                        --
                                                                                       -------                   -------
         Net cash provided by financing activities                                      26,442                    25,886
                                                                                       -------                   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,024)                     (361)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,374                     1,852
                                                                                       -------                   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   350                  $  1,491
                                                                                       =======                  ========

                                                                                                              (Continued)


                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)

 ------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Nine Months Ended
                                                                                                  --------------------------
                                                                                                  JUNE 28,           JUNE 29,
                                                                                                    1998               1997
                                                                                                  --------          ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                    $13,187           $  5,199
                                                                                                  =======           ========

      Income taxes                                                                                $ 4,415           $  3,372
                                                                                                  =======           ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Amounts owed for capital expenditures                                                          $ 1,048
                                                                                                  =======
Details of businesses acquired were as follows:
-----------------------------------------------
Fair value of assets acquired                                                                                       $ 61,259
Liabilities assumed                                                                                                  (18,890)
Long-term note issued                                                                                                   (750)
                                                                                                                    ---------
Net cash paid for acquisitions                                                                                      $ 41,619
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



See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.  GENERAL


 The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of June 28, 1998 and for the nine months ended June 28, 1998 and June 29, 1997 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the nine months ended June 28, 1998 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.


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


2. INVENTORIES


 Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                              JUNE 28,   SEPTEMBER 28,
                                1998         1997

Inventories at FIFO Cost:
 Raw materials               $  9,590        $ 12,661
 Work-in-process               29,829          23,603
 Finished goods                12,766          11,091
                              -------         -------
                               52,185          47,355
Reserve for LIFO                 (500)           (740)
                              -------         -------
                             $ 51,685        $ 46,615
                              =======         =======

3. EARNINGS PER COMMON SHARE


 Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Current Plan (as defined below). Weighted average basic common shares outstanding for the third quarter of fiscal 1998 and 1997 were 9.5 million and 9.8 million, respectively. Weighted average diluted common shares outstanding for the third quarter of fiscal 1998 and 1997 were 10.0 million and 10.0 million, respectively.


4.  ACQUISITIONS


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

                                            Three Months Ended                     Nine Months Ended
                                    JUNE 28, 1998        JUNE 29, 1997     JUNE 28, 1998        JUNE 29, 1997
                                                (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
 Net sales                             $107,010            $108,590           $300,289               $305,346
 Net income (loss)                     $ (4,026)           $  4,399           $    955               $ 10,570
 Earnings (loss) per common share:
        Net income - Basic             $   (.42)           $   0.45           $   0.10               $   0.93
        Net income - Diluted           $   (.40)           $   0.44           $   0.10               $   0.92
-----------------------------------------------------------------------------------------------------------------------------

 The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.


5.  LONG-TERM DEBT


 During the third quarter of fiscal 1996, the Company repaid its existing debt and established its new five-year Credit Agreement, which the Company amended on August 15, 1996 and October 15, 1997. The Credit Agreement provides that the Company and its subsidiaries can borrow up to $100 million, and gives the Company an option to increase its borrowing limit by an additional $50 million, provided certain conditions are met. The expiration of the Credit Agreement was extended to June 17, 2002 in the October 1997 amendment. Interest rates under the Credit Agreement are based on rate margins ("Rate Margins") for either the prime rate announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. These Rate Margins were lowered in connection with the October 1997 amendment. The applicable Rate Margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants, which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. The October 1997 amendment to the Credit Agreement improved certain of these covenants to provide the Company with greater flexibility with regard to investments in joint ventures and other subsidiaries. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing revolving credit facility, finance acquisitions and meet operating needs.

 During the third quarter of fiscal 1997, the Company issued $100 million of
 10 1/4% Senior Subordinated Notes due 2007, Series A. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the Company's Credit Agreement. The Company completed the registration of its 10 1/4% Senior Subordinated Notes due 2007, Series B under the Securities Act in February 1998 and consummated its offer to exchange these
 Series B notes for all outstanding Series A notes in March 1998.   Interest on
 these notes is paid semi-annually on April 15 and October 5. Pursuant to the terms of a registration agreement the Company executed in connection with the original offering of the notes, the Company paid additional interest of $184,027 due to delays in the registration process.

 At June 28, 1998, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $10.0 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

 BWAY is a holding company with no independent operations although it incurs expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are individually, and in the aggregate, inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined that they would not be material to investors.


6.  CONTINGENCIES


  Environmental


 The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There have been no material capital expenditures relating to environmental compliance in fiscal 1998.

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

 Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into a supplemental agreement affirming Owens-Illinois's responsibility for this matter and establishing procedures for Owens-Illinois' investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. Owens-Illinois has recently taken the position that the Company is obligated to bear some portion of the next phase of investigatory costs relating to the site.
 The Company believes that there is no legal basis for the position and intends to dispute it vigorously. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

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



7.  ACCOUNTING CHANGE


 On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.11 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced year-to-date net earnings.



8.   CURTAILMENT OF POSTRETIREMENT MEDICAL BENEFITS


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



9.    RESTRUCTURING AND IMPAIRMENT OF ASSETS


 On June 3, 1998, the Board of Directors of the Company approved a restructuring plan designed to improve operating efficiencies. The plan involves the rationalization of three existing facilities, the shift of related production to other facilities and the elimination of an internal trucking fleet. The facilities scheduled for closure in fiscal 1999 include Solon (Ohio), Farmer's Branch (Texas) and Northeast Tin Plate (New Jersey). The restructuring and impairment charge of $11.5 million primarily relates to severance and benefit costs for approximately 210 employees ($2.1 million), the write-down of assets to be disposed of to their fair market value ($7.2 million) and other costs ($2.2 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

 Net sales during the third quarter of fiscal 1998 decreased 1.5% to $107.0 million compared to $108.6 million in the third quarter of fiscal 1997. Net sales for the nine months ended June 28, 1998 decreased 0.2% to $300.3 million compared to net sales of $301.0 million for the nine months ended June 29, 1997. On a pro forma basis, after giving effect to the October 1996 sales of the business acquired in the MCC Acquisition in late October 1996, net sales for the nine months ended June 28, 1998 decreased 1.7% to $300.3 million from net sales of $305.3 million for the nine months ended June 29, 1997. Management believes the pro forma decrease of net sales resulted from unusual weather conditions.

 Cost of products sold (excluding depreciation and amortization) decreased 5.5% to $87.7 million in the third quarter of fiscal 1998 from $92.8 million in the same period of fiscal 1997. For the first nine months of fiscal 1998, cost of products sold decreased 2.9% to $248.1 million from $255.6 million in the first nine months of fiscal 1997. Cost of products sold as a percentage of net sales decreased to 82% in the third quarter of fiscal 1998 from 85.5% in the third quarter of fiscal 1997 due primarily to a more favorable pricing environment, lower labor costs and a worker's compensation refund.

 Depreciation and amortization expense increased 15% to $4.0 million in the quarter ended June 28, 1998 compared to $3.5 million in the quarter ended June 29, 1997. Depreciation and amortization expenses increased 7.3% to $10.9 million for the nine months ended June 28, 1998 compared to $10.1 million in the same period of fiscal 1997. The increase is due to increased capital expenditures in fiscal 1998. Capital expenditures have been primarily for new coating and printing technology at the Company's new materials service center division, BMAT, Inc., and new computer software and hardware.

 Selling and administrative expenses for the third quarter of fiscal 1998 increased 14.9% to $6.8 million from $5.9 million in the third quarter of fiscal 1997. For the nine months ended June 28, 1998, selling and administrative expenses increased 2.9% to $16.7 million from $16.2 million in the same period of fiscal 1997. The increase for the third quarter and the nine-month period is primarily attributable to building infrastructure to support strategic growth within the Company's new material services division, BMAT, Inc. The Company expects to experience similar levels of selling and administrative expenses for the remainder of fiscal year 1998.

 The Company recorded a restructuring charge of $11.5 million in the third quarter of fiscal 1998. This charge was related to the planned closure of three manufacturing facilities, the shift of the related production to other facilities and the elimination of an internal trucking fleet. The charge consists of severance and benefit costs for approximately 210 employees ($2.1 million), the write down of assets to be disposed of to their fair market value ($7.2 million) and other costs related to the shutdown of these manufacturing facilities ($2.2 million).

 Interest expense increased 2.4% to $3.3 million in the third quarter of fiscal 1998 compared to $3.2 million in the same period of fiscal 1997. Interest expense for the nine months ended March 29, 1998 increased 32.2% to $10.3 million compared to $7.8 million for the same period of fiscal 1997. The increase in the third quarter and the nine-month period is predominantly due to higher interest rates and increased borrowings to fund treasury stock purchases, increased working capital and capital expenditure initiatives. In April 1997, the Company issued $100 million of unsecured 10 1/4% senior subordinated notes. The proceeds from the issuance were used to pay down the outstanding balance under the Credit Agreement. The interest rate on the notes is higher than the rate the Company was paying under the Credit Agreement. Interest of $.8 million was capitalized for the first nine months of fiscal 1998 for capital expenditures that were being prepared for service.

 Income (loss) before cumulative effect of change in accounting was ($4.0) million for the third quarter of fiscal 1998 compared to $4.4 million for the third quarter of fiscal 1997. Income before cumulative effect of change in accounting for the nine-month period was $2.1 million, compared to $9.1 million in fiscal 1997. This decrease is due to the factors discussed above.

 On November 20, 1997 the FASB's Emerging Issues Task Force ("EITF") issued a consensus that affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this consensus. Based on the EITF ruling, the Company expensed a portion of the previously capitalized costs associated with this project in the first fiscal quarter of 1998 as a change in accounting method. A one-time after-tax charge of $1.2 million, or $0.12 per diluted share was recorded in the second quarter for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities.

 Diluted earnings per share were a loss of ($0.40) per share for the third quarter of fiscal 1998 compared to $0.44 per share for the same period of 1997. For the nine months ended June 28, 1998 diluted earnings per share, excluding the effect of an accounting change, were $0.21 compared to $0.91 for the same period of fiscal 1997. After giving effect to the $0.11 charge related to the cumulative accounting change, diluted earnings per share were $0.10 for the first nine months of fiscal 1998. The weighted average diluted shares outstanding were 10.0 million and 10.0 million for the respective nine-month periods.

                        LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash requirements for operations and capital expenditures during the quarter ending June 28, 1998 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At June 28, 1998, the Company had availability under the Credit Agreement to borrow an additional $53.1 million, plus an additional $50 million if certain conditions are met.

 The Company's working capital at June 28, 1998 increased $22.5 million to $29.4 million from $6.9 million at September 28, 1997. The increase is primarily attributable to an increase in inventories and accounts receivables, and a decrease in accounts payable. Work-in process inventories increased $6.2 million to $29.8 million as a result of lower quarterly demand, which the Company believes is due to unusual weather conditions.

 During the first nine months of fiscal 1998, the Company used $1.4 million of cash for operating activities. Operating activities for the same period of the prior year provided $30.0 million of cash. The decrease in funds provided during the nine months ended June 28, 1998 reflects an increase in inventory and receivables and a decrease in accounts payable.

 Cash used for investing activities during the first nine months of fiscal 1998 amounted to $26.1 million. Investing activities for the same period of the prior year used $56.2 million of cash. The Company used approximately $41.6 million of cash to complete the Ball Aerosol acquisition during the first fiscal quarter of 1997. The funds were provided by borrowings under the Credit Agreement. Capital expenditures of $27.3 million in the first nine months of fiscal 1998 represent an increase of $12.6 million from the first nine months of fiscal 1997. The Company intends to spend approximately $35.0 million during fiscal 1998, primarily for new coating and printing technology at the Company's new materials service center division, BMAT, Inc., and new computer software and hardware.

 Cash provided by financing activities during the first nine months of fiscal 1998 was $26.4 million compared to $26.0 million provided during the comparable period of the prior year. The Company repurchased $9.2 million of its common stock during the first nine months of fiscal 1998 under the Company's common stock repurchases program. Management believes that cash provided from borrowings available under the Credit Agreement and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the North American container industry and in connection therewith may incur additional indebtedness.

 At June 28, 1998, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $10.0 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

 The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions, repurchase of common stock, and servicing debt.

 As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

 The Company will utilize both internal and external resources to reprogram and test all of its software for Year 2000 compliance, and the Company expects to complete the project during fiscal 1999. The estimated cost for this project could range as high as $18 million, including the cost of new systems which will be capitalized. This cost is being funded through operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

 NOTE: THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS", WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALL STATEMENTS CONTAINED IN THIS DOCUMENT, OTHER THAN HISTORICAL INFORMATION, SHOULD BE VIEWED AS "FORWARD-LOOKING STATEMENTS". IN ADDITION, THE COMPANY AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE OTHER ORAL OR WRITTEN STATEMENTS, WHICH SHOULD ALSO BE CONSIDERED "FORWARD-LOOKING STATEMENTS". THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS IMPACTING THE COMPANY AND THEREFORE INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. MANAGEMENT ACKNOWLEDGES THAT "FORWARD-LOOKING STATEMENTS" ARE NOT GUARANTEES AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. A VARIETY OF FACTORS COULD CAUSE BUSINESS CONDITIONS AND THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPECTED BY THE COMPANY OR EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND IMPLEMENT ITS 3R STRATEGIC INITIATIVES; LABOR UNREST; CHANGES IN PRODUCT MARKET PRICE OR MARKET DEMAND; CHANGES IN RAW MATERIAL COSTS OR AVAILABILITY; LOSS OF BUSINESS FROM CUSTOMERS; CUSTOMERS LOSS OF MARKET SHARE; COMPETITION; WEATHER; CHANGES IN FINANCIAL MARKETS; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.



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


                                         BWAY Corporation
                                         (Registrant)



Date:     August 12, 1998                By:  /s/ John M. Casey
                                              -----------------------
                                              John M. Casey
                                              Executive Vice President &
                                              Chief Financial Officer

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

       27.1             Financial Data Schedule