Form 10-K405
period 1998-09-27
BWAY CORP
filed 1998-12-28
CIK 943897

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

        [X]     Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the Fiscal Year Ended September 27, 1998
                                      or
        [_]   Transition Report pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
            for the transition period from _________ to _________.

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

                              Yes  [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 9, 1998, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $103,568,583.

As of December 9, 1998, there were 9,310,818 shares of BWAY Corporation's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 15, 1999 for the Annual Meeting of Stockholders to be held on February 19, 1999 are incorporated in Part III hereof by reference.

                               BWAY CORPORATION

                               TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
Item 1.    Business                                                           1

Item 2.    Properties                                                         8

Item 3.    Legal Proceedings and Regulatory Matters                           9

Item 4.    Submission of Matters to a Vote of Security Holders                9


PART II

Item 5.    Market for Company's Common Equity and Related Stockholder
             Matters                                                          9

Item 6.    Selected Financial Data                                           10

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

Item 7.A   Quantitative and Qualitative Disclosures about Market Risk        13

Item 8.    Financial Statements and Supplementary Data                       20

Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                        20


PART III

Item 10.   Directors and Executive Officers of the Registrant                20

Item 11.   Executive Compensation                                            20

Item 12.   Security Ownership of Certain Beneficial Owners and Management    20

Item 13.   Certain Relationships and Related Transactions                    20


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                        21

                       BWAY CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998


                                    PART I

Item 1.  Business
         --------

General

     BWAY Corporation ("BWAY") is a holding company whose significant subsidiaries, Brockway Standard, Inc. ("BSI"), Brockway Standard (New Jersey), Inc., Milton Can Company, Inc. and BMAT, Inc., (collectively the "Company") are leading developers, manufacturers, and marketers of steel containers for the general line category of the North American container industry. The Company also provides related material center services (coating, lithography, and metal shearing) for its internal purposes and also external customers. Subsequent to fiscal 1998 year end, on November 9, 1998 the Company acquired substantially all of the assets of United States Can Company's ("U.S. Can") metal services operations, making the Company a leading provider of material center services. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates which the Company believes to be reliable.

     In January 1989, BWAY and BSI were formed to purchase the metal container business of Owens-Illinois Corporation ("Owens-Illinois"). In June of 1995, BWAY (formerly known as Brockway Standard Holdings Corporation) completed an initial public offering ("Initial Public Offering") of its common stock, par value $.01 per share (the "Common Stock"). The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30 and all other periods as the nearest month end.

     Metal containers are currently utilized for three product categories: beverage, food and general line (which includes containers for such products as aerosol, paint and varnish, and automotive products). Management estimates, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 1997 industry shipments totaled approximately 101 billion units to the beverage category, 32 billion units to the food category and 4 billion units to the general line category. Although the general line category constitutes approximately 3% of the unit volume of metal containers, management estimates that it represents approximately 10% of the metal can industry revenues. Few companies compete in all three product categories, and most of the companies which produce beverage and food cans do not compete in the general line product categories.

     The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee, vegetable oil and vegetable shortening) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes and provides material center services. The Company's products are typically coated on the inside to customer specifications based on intended use and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to customers located outside of the United States were less than 5 percent for both fiscal 1997 and fiscal 1998. Sales are made either by the Company's direct sales force, or third party distributors or sales agents. Sales growth has been accomplished primarily through acquisitions in the general line segment and to a lesser extent, expanded market penetration in the sales of existing products and new product development.

Acquisitions

     The Company completed two strategic acquisitions during fiscal 1996, one strategic acquisition during fiscal 1997 and one strategic acquisition subsequent to the fiscal 1998 year end.

     On November 9, 1998, certain subsidiaries of BWAY acquired substantially all of the assets of the United States Can Company's metal services operations for approximately $31 million plus the assumption of certain liabilities, including trade payables, certain employee liabilities, and leases (the "U.S. Can Acquisition"). The purchase price is subject to an adjustment based upon the change in working capital from July 31, 1998 to November 9, 1998. The business provides metal coating, lithography, and other material center services. It has three operating plants and one nonoperating plant. The transaction was accounted for using the purchase method of accounting. Subsequent to the acquisition, the Company announced plans to close one of the operating plants and signed a letter of intent to sell the acquired tinplate services business. The tinplate services business primarily purchases, processes and sells nonprime steel to third party customers. Tinplate services are not a strategic focus of the Company.

     On October 28, 1996, a subsidiary of BWAY ("MCC") acquired substantially all of the assets of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), a wholly owned and indirect subsidiary of Ball Corporation in an asset purchase transaction (the "MCC Acquisition"). The acquired business had revenues of approximately $45 million for the year ended December 31, 1995 and operates a single manufacturing facility. This acquisition allowed the Company to produce a wide range of aerosol cans and operate a materials service center providing coating and lithography services, and other material center services. The Company paid approximately $42.4 million in cash for the business. The transaction was accounted for using the purchase method of accounting.

     On June 17, 1996, a subsidiary of BWAY ("BSO") acquired substantially all of the assets of the Davies Can division of the Van Dorn Company, a wholly-owned subsidiary of Crown Cork & Seal Company, Inc. (the "BSO Acquisition"). This acquisition provided geographic expansion for the Company into the northeast and midwest United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities. The Company paid approximately $42 million in cash for the assets. The transaction was accounted for using the purchase method of accounting. Subsequent to the acquisition, as part of the Company's 3R strategic initiatives, the Company closed two of the facilities acquired in the BSO Acquisition.

     On May 28, 1996, a subsidiary of BWAY ("BSNJ") acquired all of the outstanding stock of Milton Can Company, Inc. ("Milton Can") (the "BSNJ Acquisition"). This acquisition provided geographic expansion for the Company into the northeast United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities. The Company paid the shareholders of Milton Can approximately $29 million in approximately equal portions of cash and BWAY stock, and the Company assumed approximately $12.3 million of debt of the acquired company, which was retired by the Company at the time of acquisition. The transaction was accounted for using the purchase method of accounting. Subsequent to the acquisition, as part of the Company's 3R strategic initiative, the Company closed one facility and announced plans to close a second facility in fiscal 1999, acquired in the BSNJ acquisition.

     The operating results for MCC, BSO and BSNJ Acquisitions have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the aggregate fair market value of net identifiable assets acquired in these acquisitions was approximately $77.8 million.

Products and Markets

     The Company participates in the container market and related material center services business and currently holds leading positions in the sale of most of its general line products, other than aerosol cans, and holds a strong position in the sale of coffee and vegetable oil cans. The Company does not sell beverage containers. The Company also manufactures steel ammunition boxes. Subsequent to fiscal 1998 year end, on November 9, 1998 the Company acquired substantially all of the assets of United States Can Company's ("U.S. Can") metal services operations, making the Company a leading provider of material center services.

     The following table sets forth the percentage of net sales of the Company contributed by the product lines indicated for fiscal 1998, 1997 and 1996. The Company's sales distribution by product line has been affected to some extent by the recent acquisitions. Materials center services have historically accounted for less than three percent of net sales and have been included in the general line container product line. Based on the U.S. Can Acquisition of material services operations, the Company anticipates the material center services product line to represent a higher percentage of the Company's future sales.

Percentage of the Company's Net Sales
-------------------------------------

                                              Year Ended September 30,
                                              ------------------------
     Product                                  1998      1997      1996
     -------                                  ----      ----      ----
     General Line Containers                   82%       84%       78%
     Food Cans                                 13%       13%       17%
     Ammunition Boxes                           5%        3%        5%
                                              ----      ----      ----
            Total                             100%      100%      100%

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

     Food Products/Coffee Cans

     The Company produces cans for coffee and vegetable oil, with coffee accounting for the majority of sales. The Company produces coffee cans in sizes commonly referred to as 1 pound, 2 pound and 3 pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies and are typically printed to customer specifications. The Company does not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can.

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

Customers

     The Company sells its products to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 36.4% of sales in fiscal 1998. During fiscal 1998, sales to any specific customer did not equal or exceed 10% of sales during the period.

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

     Various domestic and foreign steel producers supply the Company with tinplate steel. Procurement from suppliers depends on the suppliers' product offering, product quality, service and price. Because a significant number of reliable suppliers produce the steel used in the Company's process, management believes that it would be able to obtain adequate replacement supplies in the market should one of the current suppliers discontinue supplying the Company. The Company is working with other companies to lower the overall cost of its steel requirements. Tinplate consumers typically negotiate late in the year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

     Steel prices have historically been adjusted as of January 1 of a calendar year. There has been no announced price increase for January 1, 1999.

     In addition to steel products, the Company purchases various coatings, inks, and compounds used in the manufacturing process. Based on ready availability of these materials in the past and the number of current manufacturers, management does not anticipate any shortages or supply problems in the future.

Seasonality

     Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year. Overall net sales were affected during fiscal 1998 by a generally weaker paint and related products season.

Environmental, Health and Safety Matters

     The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There were no material capital expenditures relating to environmental compliance in fiscal 1998, and none are expected for fiscal 1999.

     Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its fiscal 1996 acquisition of facilities from Van Dorn Company ("Van Dorn"), the BSNJ Acquisition, the MCC Acquisition, and the November 9, 1998 U.S. Can Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnification's, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. The Company and Owens-Illinois are in the process of negotiating a consent order with DNR, which would establish a schedule for completing such investigation (all but a small portion of such investigation to be completed and funded by Owens-Illinois). Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

     The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. In addition, an environmental review taken after the acquisition identified certain environmental compliance issues relating to the facility. The foregoing matters could result in a requirement for the Company to investigate and remediate the facility or take other corrective action. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company for liabilities associated with any such required investigation or remediation as follows: (i) BMFCC will bear the first $0.1 million of such liabilities relating to the environmental agency list matter discussed above and (ii) any liabilities in excess of such amount will be subject to the general environmental liability indemnification provisions of the agreement with BMFCC, which provide that BMFCC will bear 100% of the first $0.3 million of environmental liabilities, 80% of the next $3.0 million of environmental liabilities, and 65% of all environmental liabilities exceeding $3.3 million. The Company has initiated certain environmental indemnification claims against BMFCC and is in discussions with BMFCC regarding resolution of such claims.

     The current owner and former operator of the Company's recently acquired Trenton, New Jersey facility, U.S. Eagle Litho ("U.S. Eagle"), is required to investigate and remediate contamination at that location under the New Jersey Industrial Site Recovery Act ("ISRA"). U.S. Eagle, which owns the Trenton facility and leases it to the Company, became obligated to fully investigate and remediate areas of concern at the Trenton facility when it sold certain assets of its Trenton can manufacturing business in 1988. U.S. Eagle is currently conducting soil and groundwater remediation at several identified areas of concern at the site. Under ISRA, U.S. Eagle is fully responsible for investigation and remediation of the identified areas of concern. The Company is not responsible for any costs to investigate or clean-up past releases being addressed by U.S. Eagle. In addition, this matter is indemnified by U.S. Can subject to certain limitations.

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

Employees

     As of September 27, 1998, the Company employed approximately 1,446 hourly employees and 452 salaried employees. Of the 1,446 hourly employees, 930 are non-union and the remaining 516 are covered by eight separate collective bargaining agreements. During fiscal 1998 the Company's Brockway Standard
(Ohio), Inc. subsidiary reached an agreement with the International Association of Machinists, Local 233 to close the Solon Ohio facility as part of it 3R strategic initiative. This closure resulted in the elimination of approximately 145 hourly positions and 16 salaried positions. In addition, during fiscal 1998, the Company's BMAT Newtown, Inc. subsidiary reached a new collective bargaining agreement with Local 162 of the International Association of Machinists, which represents approximately 16 employees at its Cincinnati facility. The agreement was reached after a work stoppage, which ran from June 20, 1998 to September 11, 1998, with workers returning on September 14, 1998. The Company reached agreement with the International Brotherhood of Teamsters, Local 1034 at its Elizabeth, New Jersey facilities on two contracts, during fiscal 1998. The first contract, signed on January 20, 1998, retroactive to December 21, 1997, and runs through December 21, 2000 at the can manufacturing facility, affecting approximately 125 hourly employees. The second contract was signed on July 31, 1998, retroactive to October 1997, with an expiration date of December 21, 2000 affecting approximately 6 employees. In addition, as a part of the Company's 3R strategic initiative, the Company exited its internal trucking business for these New Jersey facilities. This resulted in the elimination of approximately 14 hourly positions represented by Local 807 of the International Brotherhood of Teamsters. The Company's BMAT MDD, Inc. subsidiary also negotiated a one year extension of its agreement with Local 458-3M of the Graphic Communication Workers International Union during fiscal 1998. The extension is set to expire on July 31, 1999 and affects approximately 15 employees.

     Subsequent to September 27, 1998, certain subsidiaries of the Company added 80 salaried employees and 303 hourly employees in connection with the US Can Acquisition. Of the 303 hourly employees approximately 270 are covered by collective bargaining agreements with either the Graphic Communications Workers International Union or the United Steelworkers of America.

     Management believes that safety performance, which is often considered as an indicator of worker involvement, training and attitude, has been excellent at the Company's facilities. In addition to worker attentiveness to safety, employees are also actively involved in various quality and productivity initiatives.

Item 2.  Properties
         ----------

     The following table sets forth certain information with respect to the Company's headquarters, significant manufacturing plants, and warehouses as of November 30, 1998.

                                                 General        Approximate     Type of
Location                                        Character      Square Footage   Interest
--------                                      --------------   --------------   --------
Alsip, Illinois      (1)                       Manufacturing        75,000       Owned
Atlanta, Georgia (Headquarters)                   Office            24,000       Leased
Brookfield, OH       (1)                       Manufacturing        80,000       Leased
Chicago, Illinois                              Manufacturing       141,000       Owned
Chicago, Illinois                                Warehouse          30,000       Leased
Chicago, Illinois    (1)                       Manufacturing       266,000       Owned
Cincinnati, Ohio                               Manufacturing       469,000       Owned
Dallas, Texas (Thompson)                       Manufacturing       110,000       Owned
Dallas, Texas (Southwestern)                   Manufacturing        73,000       Owned
Elizabeth, New Jersey                          Manufacturing       213,000       Leased
Elizabeth, New Jersey (Northeast Tinplate)     Manufacturing        42,000       Leased
Fontana, California                            Manufacturing        72,000       Leased
Franklin Park, Illinois                        Manufacturing       115,000       Leased
Garland, Texas                                 Manufacturing        78,000       Leased
Homerville, Georgia                            Manufacturing       427,000       Owned
Memphis, Tennessee                             Manufacturing        75,000       Leased
Picayune, Mississippi                          Manufacturing        60,000       Leased
Solon, Ohio                                    Manufacturing       220,000       Owned
Trenton, New Jersey  (1)                       Manufacturing        97,000       Leased
York, Pennsylvania                             Manufacturing        97,000       Owned

Footnote:

(1) On November 9, 1998 the Company acquired substantially all of the assets of U.S. Can Corporation's metal services operations. These properties were added as a result of that acquisition.

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

     Subsequent to the U.S. Can Acquisition, the Company announced its plan to close the Brookfield, Ohio facility as part of its 3R strategic initiative. In June 1998, management approved a restructuring plan to close the remaining three facilities announced in fiscal 1996. The facility in Solon, Ohio was closed during the fourth quarter of fiscal 1998. The Elizabeth, New Jersey (Northeast Tinplate) and Dallas, Texas (Thompson) facilities are scheduled for closure in fiscal 1999. The plant closures are designed to reduce costs and improve operating efficiencies at the remaining facilities. Management continues to review opportunities to consolidate operations and to maximize production efficiencies by rationalizing overlapping facilities, and believes that following these closings, the Company's remaining facilities will be adequate for its needs.

     The Company believes its properties are generally in good condition, well maintained and suitable for their intended use.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal 1998 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------

     As of December 9, 1998, there were 105 holders of record of the Common Stock. Because BWAY is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's Credit Agreement dated June 17, 1996, as amended (the "Credit Agreement"), among BWAY and certain subsidiaries, Bankers Trust Company and Bank America (formerly NationsBank, N.A.) and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other restricted payments in an amount greater than $8.4 million, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. In addition, the Company's Indenture dated April 11, 1997 (the "Indenture") also restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Any future determination to pay dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements, indentures, business strategies and such other factors as the Board of Directors deems relevant at such time. The Company has not otherwise paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

     The Company repurchased $11.1 million of its common stock during fiscal 1998 under the Company's common stock repurchase program.

     The Company's Common Stock was traded on the Nasdaq National Market under the symbol "BWAY" through November 19, 1996. Since November 20, 1996, the Company's common stock has been traded on the New York Stock Exchange under the symbol "BY". The table below sets forth the high and low bid or sales price information (whichever of the bid or sales price is higher or lower, as appropriate) for the Common Stock for the first quarter of fiscal 1997, and the high and low sales price information for the Common Stock for the second, third, and fourth quarters of fiscal 1997 and each quarter of fiscal 1998. Prior to the Initial Public Offering, there was no established public trading market in the Common Stock.

     On August 19, 1997 the Company's Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend which was paid on September 22, 1997 to stockholders of record on September 2, 1997. All price information set forth below has been adjusted to reflect the stock dividend. The bid information for the first quarter of fiscal 1997 set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Fiscal Quarter                      High            Low
          --------------                     ------          ------
          First quarter, 1997                $12.92          $11.67

          Second quarter, 1997               $13.17          $11.83

          Third quarter, 1997                $15.63          $12.83

          Fourth quarter, 1997               $20.50          $15.33

          First quarter, 1998                $25.63          $18.75

          Second quarter, 1998               $26.25          $20.13

          Third quarter, 1998                $26.94          $19.00

          Fourth quarter, 1998               $19.88          $12.38

Item 6.  Selected Financial Data
         -----------------------

     The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 1998 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of acquisitions described under "Business-- Acquisitions" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the respective acquisitions. The selected consolidated financial data is qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.

                                                                                    Fiscal Year Ended September 30, (1)
                                                                      --------------------------------------------------------------
                                                                         1998       1997 (2)     1996 (3)       1995         1994
                                                                      ----------   ----------   ----------   ----------   ----------
                                                                                   (in thousands except per share data)
Income Statement Data:

NET SALES                                                              $401,089     $402,150     $283,105     $247,480     $224,701
                                                                       --------     --------     --------     --------     --------
COSTS, EXPENSES AND OTHER
  Cost of products sold (excluding depreciation and amortization)       336,588      341,406      236,741      208,091      193,497
  Depreciation and amortization                                          13,465       13,024        7,425        5,940        5,057
  Selling and administrative expense                                     22,748       19,651       14,589       10,335        9,998
  Restructuring and Impairment Charge (4) (5)                            11,532                    12,860
  Interest expense, net                                                  13,021       10,649        4,872        5,211        5,730
  Gain on curtailment of postretirement benefits                         (1,861)      (5,828)
  AB Leasing fees, expenses and termination (6)                                                                  3,384        1,318
  Other, net                                                                127          998         (340)        (275)         100
                                                                       --------     --------     --------     --------     --------
    Total costs, expenses, and other                                    395,620      379,900      276,147      232,686      215,700

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING                                          5,469       22,250        6,958       14,794        9,001

   Provision for income taxes                                             2,789        9,146        3,239        6,021        3,756
                                                                       --------     --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING                                                    2,680       13,104        3,719        8,773        5,245
                                                                       --------     --------     --------     --------     --------
   Extraordinary loss resulting from the extinguishment of
     debt, net of tax benefit (7)                                                                  (2,535)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                   2,680       13,104        1,184        8,773        5,245
                                                                       --------     --------     --------     --------     --------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS -
  Net of related tax benefit of $137 (8)                                                                                       (213)


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  SYSTEMS DEVELOPMENT COSTS -
  Net of related tax benefit of $823 (9)                                 (1,161)
                                                                       --------     --------     --------     --------     --------
NET INCOME                                                             $  1,519     $ 13,104     $  1,184     $  8,773     $  5,032
                                                                       ========     ========     ========     ========     ========
BASIC EARNINGS PER COMMON SHARE DATA:
  Income before extraordinary item and accounting change               $   0.28     $   1.33     $   0.40     $   1.24     $   1.27
  Extraordinary item                                                                                (0.27)
  Cumulative effect of change in accounting                               (0.12)                                              (0.05)
                                                                       --------     --------     --------     --------     --------
  Net income                                                           $   0.16     $   1.33     $   0.13     $   1.24     $   1.22
                                                                       ========     ========     ========     ========     ========
DILUTED EARNINGS PER COMMON SHARE DATA:
  Income before extraordinary item and accounting change               $   0.27     $   1.31     $   0.40     $   1.23     $   0.84
  Extraordinary item                                                                                (0.27)
  Cumulative effect of change in accounting                               (0.12)                                              (0.03)
                                                                       --------     --------     --------     --------     --------
  Net income                                                           $   0.15     $   1.31     $   0.13     $   1.23     $   0.81
                                                                       ========     ========     ========     ========     ========
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                          9,527        9,817        9,373        7,097        4,137
                                                                       ========     ========     ========     ========     ========
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING                        9,959        9,983        9,407        7,104        6,206
                                                                       ========     ========     ========     ========     ========

                                                 Fiscal Year Ended September 30, (1)
                                        ----------------------------------------------------
                                          1998       1997       1996       1995       1994
                                        --------   --------   --------   --------   --------
Balance Sheet Data:
  Working capital                       $    737   $  6,890   $ 22,280   $ 38,811   $ 14,371
  Property, plant and equipment, net     133,960    123,617     94,800     67,668     58,996
  Total assets                           313,711    316,377    245,133    167,958    137,220
  Long-term debt (including current
    maturities)                          122,272    115,532     95,198     50,218     55,476
  Redeemable common stock                                                              2,682
  Stockholders' equity                    77,188     85,466     72,629     65,837     27,015

(1) The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30.

(2) The results of operations for the year ending September 30, 1997 include the results from the October 28, 1996 acquisition of substantially all of the assets of the aerosol can business of Ball Metal Food Container Corporation.

(3) The results of operations for the year ending September 30, 1996 include the results from the following acquisitions. On May 28, 1996, BWAY acquired all of the stock of Milton Can Company. On June 17, 1996, BSI acquired substantially all of the assets of the Davies Can division of the Van Dorn Company.

(4) During the fourth quarter of fiscal 1996, the Company recorded a restructuring and impairment charge related to the write-off of fixed assets due to the consolidation of manufacturing processes related to the fiscal 1996 acquisitions. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8.

(5) During the third quarter of fiscal 1998, the Company recorded a restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8.

(6) The Company was party to a management agreement (the "Management Agreement") with AB Leasing and Management, Inc. ("AB Leasing") whereby the Company paid to AB Leasing an annual fee (the "AB Leasing Fee") based upon a formula, plus reimbursement for expenses. The Company and AB Leasing terminated the Management Agreement upon the consummation of the Initial Public Offering. Pursuant to the termination agreement the Company issued 199,500 shares of Common Stock to AB Leasing prior to the effectiveness of the Initial Public Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 in connection therewith in the period in which such shares were issued.

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

(9) On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced year-to-date net earnings.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in Item 8 of this report.

General

     Industry

     The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants and related material center services. The packaging market in which the Company competes is generally mature and stable. On average, domestic industry growth rates have historically followed US GDP growth rates. Management believes that companies that have managed sustained growth in these markets above the GDP level have typically accomplished this growth primarily through acquisitions. Industry consolidation has occurred during recent years.

     Sales Growth

     The Company's net sales have grown from approximately $224.7 million in fiscal 1994 to approximately $401.1 million in fiscal 1998, primarily as a result of acquisitions during this period and, to a lesser extent, market penetration in key existing product segments and new product development. The acquisitions have strengthened and expanded the Company's position in key product and geographic markets and, through consolidation, have enabled the Company to achieve operating synergies.

     Raw Materials

     The largest component of cost of sales is tinplate steel, which is currently supplied by large, national manufacturers and, to a lesser extent, foreign manufacturers. Tinplate prices have historically been negotiated once per year, with changes effective January 1, and have typically remained stable for the subsequent one year period. The Company is working with other companies to lower the overall cost of its steel purchases. Tinplate consumers typically negotiate late in the year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

     Steel prices have historically been adjusted as of January 1 of a calendar year. However, this year domestic tinplate and blackplate steel producers have not yet announced price increases. The Company has historically arranged for raw material price increases which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

     Gross Profit Margins

     Continuous advances in manufacturing productivity and cost reduction have been critical to the industry and the Company's ability to improve gross profit margins. The BSNJ Acquisition and the BSO Acquisition late in the third quarter of fiscal 1996, and the MCC Acquisition early in the first quarter of fiscal 1997 increased the Company's sales by approximately 60%. These sales levels effectively remained constant during fiscal 1998. Historically, the sales of acquired businesses provided lower gross margins than those reported by the Company. The Company's objective is to improve margins by maximizing synergies through employment of the Company's 3R strategic initiative to Rationalize, Reengineer and Recapitalize these acquired businesses. As a result of the lower margins of the acquired businesses and the effect of rationalization initiatives, overall margins for the Company began to improve during fiscal 1997 as cost containment initiatives were implemented, and further improved during fiscal 1998 through continued cost control.

Results of Operations

Year ended September 30, 1998 (fiscal 1998) compared to year ended September 30, 1997 (fiscal 1997).

     Net Sales. Net sales for fiscal 1998 were $401.1 million, a decrease of $1.1 million or 0.3% from $402.2 million in fiscal 1997. The Company's sales were adversely affected during fiscal 1998 by a generally weaker paint and related products season.

     Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1998 was $336.6 million, a decrease of $4.8 million, or 1.4%, from $341.4 million in fiscal 1997. The decrease is primarily attributable to lower unit volume combined with lower operating costs. Cost of products sold as a percent of net sales decreased to 83.9% in fiscal 1998 from 84.9% in fiscal 1997. The decrease is primarily attributable to the implementation of the Company's 3R strategic initiative to Rationalize, Reengineer and Recapitalize its operations to lower operating costs and improve margins, and from a more favorable pricing environment. Although certain employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with acquisitions were accrued for through purchase accounting adjustments, the Company incurred during fiscal 1997 and fiscal 1998 other non-recurring costs which, in accordance with current accounting pronouncements, were charged against operating income.

     Restructuring and Impairment Charge. In June 1998, the Company recorded a restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. The 1998 restructuring and impairment charge totaled $11.5 million and consisted of the following: $7.8 million related to the closure of the plants and transportation department and $3.7 million related to other asset impairments. The $7.8 million related to the plant and transportation department closures includes $2.1 million for severance costs, $2.2 million for other facility closure costs and $3.5 million for asset impairments related to the plant shut-downs. In connection with the closure of the plants in 1998, the Company is holding $5.4 million of real property for sale. This property includes $0.8 million of land and $4.6 million of buildings.

     Income before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary items for fiscal 1998 was $5.5 million, a decrease of $16.8 million, or 75%, from $22.3 million in fiscal 1997, due primarily to the Company recording a restructuring charge of $11.5 million (before taxes). Depreciation and amortization increased from $13.0 million in fiscal 1997 to $13.5 million in fiscal 1998 as a result of increased capital spending related to the Company's cost reduction, productivity improvement, and growth initiatives. Selling and administrative expense of $19.7 million for fiscal 1997 increased $3.1 million in fiscal 1998, primarily due to building corporate infrastructure to support acquisitions and continued execution of growth plans. Interest expense, net, increased to $13.0 million in fiscal 1998 from $10.6 million in fiscal 1997 due to interest on borrowings for ongoing working capital and a higher effective interest rate associated with the Company's issuance in the third quarter of fiscal 1997 of $100 million of unsecured senior subordinated notes (see Liquidity and Capital Resources).

     Net Income. Net Income for fiscal 1998 was $1.5 million, a decrease of $11.6 million from fiscal 1997. The decline resulted from the factors mentioned above.

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

Seasonality

     Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year. Overall net sales were affected during fiscal 1998 by a generally weaker paint and related products season.

Liquidity and Capital Resources

     During the third quarter of fiscal 1996, the Company repaid its existing debt and established its new five year Credit Agreement. The Company amended the credit agreement in October 1997, which provided the Company with lower interest rate margins and greater flexibility with regard to investments in acquisitions, joint ventures and other subsidiaries and extended the expiration of the Credit Agreement one year to June 17, 2002. As of September 27, 1998, the Company was not in compliance with one of the financial covenants (interest coverage ratio) of its Credit Agreement. On November 2, 1998 the Company and its lenders executed another amendment to the Credit Agreement which modified certain restrictive financial covenants and provided greater flexibility with respect to certain investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million. As part of the November 2, 1998 amendment, the lenders waived the Company's financial covenant violation (interest coverage ratio) for the quarter ended September 27, 1998. The Credit Agreement currently provides that the Company and its subsidiaries can borrow up to $125 million, and gives the Company an option to increase its borrowing limit by an additional $25 million, provided certain conditions are met. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate as announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including financial covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. Funds provided under the Credit Agreement were used to repay the Company's $50 million of 8.35% senior notes due 2001, repay the Company's existing revolving credit facility, finance acquisitions and meet operating needs. The Company incurred a $2.5 million, after tax, one-time extraordinary charge associated with this debt restructuring in fiscal 1996.

     During the third quarter of fiscal 1997, the Company issued $100 million of 10 1/4% Senior Subordinated Notes due 2007. The notes have an interest rate of 10 1/4%, payable semi-annually on April 15 and October 15. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the Company's Credit Agreement. The Company completed the registration of its 10 1/4% Senior Subordinated Notes due 2007, Series B under the Securities Act in February 1998 and consummated its offer to exchange these Series B notes for all outstanding Series A notes in March 1998. Pursuant to the terms of a registration rights agreement the Company executed in connection with the original offering of the notes, the Company paid additional interest of $0.2 million due to delays in the registration process.

     During fiscal 1998, net cash provided by operating activities was $25.6 million which was comprised primarily of income from operations ($1.5 million), depreciation and amortization ($13.5 million), and a restructuring and impairment charge ($11.5 million). Changes in assets and liabilities reduced net cash provided by operating activities by $1.9 million.

     During fiscal 1997, net cash provided by operating activities was $45.1 million which was comprised primarily of income from operations ($13.1 million), depreciation and amortization ($13.0 million), deferred income taxes ($3.0 million), and working capital excluding working capital acquired from the MCC Acquisition ($19.8 million). The decrease in working capital was primarily attributable to the increase in accounts payable ($13.5 million), income taxes ($2.9 million) and the reduction in accounts receivable ($3.0 million). Net cash provided from operating activities was reduced by a non-cash gain on curtailment of retirement benefits of $5.8 million.

     During fiscal 1998, the Company used $32.9 million for investing activities. The Company made $33.8 million of capital expenditures primarily for equipment to improve manufacturing processes, new coating and lithography equipment to support growth, and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems.

     During fiscal 1997, the Company used $64.3 million for investing activities for the MCC Acquisition ($41.6 million) and capital expenditures ($23.0 million). Capital expenditures were primarily for equipment to improve manufacturing processes and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems.

     During fiscal 1998, net cash provided by financing activities was $8.2 million. Net borrowings under the Company's Credit Agreement were $8.1 million. The Company purchased $11.1 million of treasury stock during fiscal 1998, and issued $1.0 million of treasury stock for options exercised. Additionally, unpresented bank drafts increased $11.6 million.

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

     Cash and cash equivalents were $1.4 million at the beginning of fiscal 1998, and were $2.3 million at the end of fiscal 1998.

     Cash and cash equivalents were $1.9 million at the beginning of fiscal 1997, and were $1.4 million at the end of fiscal 1997.

     At September 27, 1998, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $8.4 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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

Impact of the Year 2000 Issue

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date-recording mechanism that utilize date sensitive software using only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing significant disruption of operations, including among other things a temporary inability to process transactions, send invoices, or engage in similar activities. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Any disruptions in the above stated chains of the Company could have a material adverse affect on the Company's financial condition and results of operations.

     The Company determined that it would be required to replace or modify significant portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 Issue can be mitigated with regard to the Company's material internal business application software. However, if such modifications and conversions are not made, or are not timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

     During 1998, the Company initiated the implementation of Enterprise Resource Planning (ERP) software to replace the Company's core business applications which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected to add functionality and efficiency in the business processes of the Company in the normal course of upgrading its systems to address its business needs. In addition, the Company established a Year 2000 Steering Committee in May 1998 to analyze and assess the remainder of its business not addressed by the ERP software. The Steering Committee has executive officers of the Company as its members. The Steering Committee is responsible for the formulation of the Company's Year 2000 project.

     The scope of the Steering Committee's responsibilities covers all material computer systems, computer and network hardware, production process controllers, office equipment, access control, maintenance machinery, telephone systems, products it sells, critical vendors and customers.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company is currently utilizing, and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its efforts in this area by mid-year 1999 leaving adequate time to assess and correct any significant issues that may materialize. As of fiscal 1998 year end, the Company has incurred $15.1 million for ERP System upgrades and replacements related to the year 2000 project. The total remaining cost of the ERP system and the Year 2000 project is estimated at $5 -8 million and is being funded through operating cash flows. Of the total project cost, approximately $20 - 25 million is attributable to the purchase and implementation of the new hardware and software which will be capitalized. The remainder will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

     The Company's Year 2000 Steering Committee is developing contingency plans intended to mitigate the possible disruptions that may result from the Year 2000 issue. The Company's contingency plan may include the use of alternative suppliers, stock piling of raw materials, increased inventory levels and other appropriate measures. The contingency plans and the related cost estimates will be revised as additional information becomes available. The Company intends to complete the majority of its contingency planning by mid-year 1999.

     The Company believes that the most reasonable and likely worst-case scenario for the Company with respect to the Year 2000 issue is the failure of a critical vendor, including but not limited to a utility or steel supplier, to provide required goods and/or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the geographic dispersion of its operations, it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of its contingency plans should provide reasonable measures to reduce the severity and length of any possible disruptions and losses. However, because the Company's Year 2000 issue compliance is dependent upon key third party readiness, there can be no assurance that the Company's Year 2000 compliance efforts will preclude a Year 2000 issue or a series of issues outside its direct control from adversely affecting its results from operations, financial condition, or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could also have such an adverse effect.

     The discussion of the Company's efforts, and management's expectations and estimates, concerning the Year 2000 issue contain forward-looking statements. The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. In addition, there can be no assurances that there will be no adverse impact on the Company's relationships with its customers, vendors, or other persons internal to the Company's operations. Specific factors that might cause such material differences include, but are not limited to, unanticipated problems identified in the ongoing Year 2000 issue compliance review, costs for contingency plans, the availability and cost of internal and external resources to implement, reprogram, and replace and test the Company's software and other Year 2000 issue sensitive assets, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as of September 28, 1997. As permitted under the statement, the Company has continued to account for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for employees' and directors' stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price amount an employee or director must pay to acquire the stock.

     The Company adopted SFAS No. 128, "Earnings Per Share" during the year ended September 27, 1998. This statement requires companies to present basic earnings per share ("EPS") and diluted earnings per share instead of primary and fully diluted EPS as was previously required. EPS for all prior periods presented have been restated as required by the new accounting standard.

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," as of September 29, 1996. In accordance with SFAS 121, the Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of an impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as Assets Held for Sale on the Consolidated Balance Sheet.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for periods beginning after December 15, 1997, requires public companies to report financial and descriptive information about their reportable operating segments. Generally, financial information is required on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating its internal reporting and organization structure to determine future business segment reporting.

NOTE: THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS AS ENCOURAGED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS CONTAINED IN THIS DOCUMENT, OTHER THAN HISTORICAL INFORMATION, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGEMENT ON WHAT THE FUTURE HOLDS. A VARIETY OF FACTORS COULD CAUSE BUSINESS CONDITIONS AND THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPECTED BY THE COMPANY OR EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE WITHOUT LIMITATION, THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND IMPLEMENT ITS 3R STRATEGIC INITIATIVES; LABOR UNREST; CHANGES IN MARKET PRICE OR MARKET DEMAND; CHANGES IN RAW MATERIAL COSTS OR AVAILABILITY; LOSS OF BUSINESS FROM CUSTOMERS; UNANTICIPATED EXPENSES; CHANGES IN FINANCIAL MARKETS; POTENTIAL EQUIPMENT MALFUNCTIONS; THE COMPANY'S ABILITY TO IDENTIFY AND REMEDY YEAR 2000 ISSUES; THE TIMING AND COSTS OF PLANT START-UP AND CLOSURES AND THE OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     The Company's Credit Agreement permits the Company to borrow up to $150 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR plus 1.125% at the option of the Company. At September 27, 1998, the Company has borrowings under the Credit Agreement of $21.6 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $0.2 million.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     See the attached Consolidated Financial Statements (pages F-1 through
F-27).

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     Inapplicable.


                                   PART III

Item 10. Directors and Executive Officers
         --------------------------------

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 11. Executive Compensation
         ----------------------

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     The following documents are filed as a part of this report:

        (a) (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-27.
             (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
             (3)  The exhibits listed in the Index to Exhibits.

        (b)  Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BWAY CORPORATION


                                        By:      /s/  Warren J. Hayford
                                            ------------------------------------
                                                      Warren J. Hayford
                                                  Chairman of the Board and
                                                   Chief Executive Officer

                                        Date:         December 22, 1998
                                              ----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 22, 1998.

Signatures                              Title
----------                              -----

/s/ Warren J. Hayford                   Chairman of the Board, Chief Executive
------------------------------------     Officer and Director
         Warren J. Hayford

/s/ John T. Stirrup                     President, Chief Operating Officer and
------------------------------------     Director (Principal Executive Officer)
          John T. Stirrup

/s/ James W. Milton                     Executive Vice President and Director
------------------------------------
          James W. Milton

/s/ John M. Casey                       Executive Vice President and Chief
------------------------------------     Financial Officer (Principal Financial
           John M. Casey                 Officer)

/s/ Kevin C. Kern                       Vice President and Corporate Controller
------------------------------------     (Principal Accounting Officer)
           Kevin C. Kern

/s/ Thomas A. Donahoe                   Director
------------------------------------
         Thomas A. Donahoe

/s/ Alexander P. Dyer                   Director
------------------------------------
         Alexander P. Dyer

/s/ Jean-Pierre Ergas                   Director
------------------------------------
         Jean-Pierre Ergas

/s/ John E. Jones                       Director
------------------------------------
           John E. Jones

/s/ John W. Puth                        Director
------------------------------------
            John W. Puth

INDEPENDENT AUDITORS' REPORT

Board of Directors of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of September 27, 1998 and September 28,
1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 27, 1998. Our audits also included the financial statement schedules listed in the Index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 1998 and September 28, 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Atlanta, Georgia
November 12, 1998

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                    September 27,  September 28,
ASSETS                                                  1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                           $  2,303       $  1,374
  Accounts receivable, net of allowance for
    doubtful accounts of $533 and $580                  35,574         41,806
  Inventories                                           39,723         46,615
  Current income taxes receivable                        2,387
  Deferred tax asset                                     4,251          5,111
  Assets held for sale                                   5,377
  Other current assets                                   1,712          2,150
                                                      --------       --------
      Total current assets                              91,327         97,056

PROPERTY, PLANT, AND EQUIPMENT - Net                   133,960        123,617

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $7,514 and $5,464                                70,234         73,652
  Intangible assets, net                                12,045         13,580
  Deferred financing costs, net of accumulated
    amortization of $1,247 and $541                      4,298          4,844
  Other assets                                           1,847          3,628
                                                      --------       --------
      Total other assets                                88,424         95,704
                                                      --------       --------
                                                      $313,711       $316,377
                                                      ========       ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                   September 27,   September 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1998            1997
CURRENT LIABILITIES:
  Accounts payable                                   $ 57,095        $ 57,443
  Accrued salaries and wages                            9,740           8,949
  Accrued income taxes                                                  1,338
  Other current liabilities                            17,124          16,265
  Accrued rebates                                       5,959           5,020
  Current maturities of long-term debt                    672           1,151
                                                     --------        --------
      Total current liabilities                        90,590          90,166

LONG-TERM DEBT                                        121,600         114,381

LONG-TERM LIABILITIES:
  Deferred income taxes                                15,118          14,969
  Other                                                 9,215          11,395
                                                     --------        --------
        Total long-term liabilities                    24,333          26,364

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized
    5,000,000 shares
  Common stock, $.01  par value; authorized
    24,000,000 shares, issued 9,851,002                    99              99
  Additional paid-in capital                           37,395          37,629
  Retained earnings                                    50,192          48,673
                                                     --------        --------
                                                       87,686          86,401
  Less treasury stock, at cost, 490,384 and
    51,790 shares                                      10,498             935
                                                     --------        --------
      Total stockholders' equity                       77,188          85,466
                                                     --------        --------
                                                     $313,711        $316,377
                                                     ========        ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Year Ended
                                                                    ---------------------------------------------
                                                                   September 27,   September 28,   September 29,
                                                                       1998            1997            1996

NET SALES                                                           $  401,089       $  402,150       $  283,105

COSTS, EXPENSES, AND OTHER:
  Cost of products sold (excluding depreciation and amortization)      336,588          341,406          236,741
  Depreciation and amortization                                         13,465           13,024            7,425
  Selling and administrative expense                                    22,748           19,651           14,589
  Restructuring and impairment charge                                   11,532                            12,860
  Interest expense, net                                                 13,021           10,649            4,872
  Gain on curtailment of postretirement benefits                        (1,861)          (5,828)
  Other, net                                                               127              998             (340)
                                                                    ----------       ----------       ----------
      Total costs, expenses, and other                                 395,620          379,900          276,147
                                                                    ----------       ----------       ----------
INCOME BEFORE INCOME TAXES
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                                                5,469           22,250            6,958

PROVISION FOR INCOME TAXES                                               2,789            9,146            3,239
                                                                    ----------       ----------       ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                              2,680           13,104            3,719

EXTRAORDINARY LOSS RESULTING FROM THE
  EXTINGUISHMENT OF DEBT - Net of related tax benefit
  of $1,683                                                                                               (2,535)
                                                                    ----------       ----------       ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                  2,680           13,104            1,184

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR SYSTEMS DEVELOPMENT COSTS - Net of related tax
  benefit of $823                                                       (1,161)
                                                                    ----------       ----------       ----------
NET INCOME                                                          $    1,519       $   13,104       $    1,184
                                                                    ==========       ==========       ==========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item and accounting change            $     0.28       $     1.33       $     0.40
  Extraordinary item                                                                                       (0.27)
  Cumulative effect of change in accounting                              (0.12)
                                                                    ----------       ----------       ----------
        Net income                                                  $     0.16       $     1.33       $     0.13
                                                                    ==========       ==========       ==========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item and accounting change            $     0.27       $     1.31       $     0.40
  Extraordinary item                                                                                       (0.27)
  Cumulative effect of change in accounting                              (0.12)
                                                                    ----------       ----------       ----------
        Net income                                                  $     0.15       $     1.31       $     0.13
                                                                    ==========       ==========       ==========
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                     9,527,120        9,817,323        9,372,616
                                                                    ==========       ==========       ==========
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING                   9,958,537        9,982,574        9,407,151
                                                                    ==========       ==========       ==========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------

                                                           Number of Shares
                                                          ------------------            Additional
                                                          Common    Treasury   Common    Paid-In    Retained   Treasury
                                                           Stock     Stock     Stock     Capital    Earnings    Stock       Total
BALANCE - October 1, 1995                                  6,410       (70)     $64      $31,734    $34,385    $   (346)   $ 65,837
  Net income                                                                                          1,184                   1,184
  Issuance of common stock for acquisitions                  155       656        2        5,984                  8,614      14,600
  Issuance of treasury stock under employee
    savings plan                                                        31                     6                    583         589
  Purchase of treasury stock                                          (650)                                      (9,469)     (9,469)
  Other                                                                                     (112)                              (112)
                                                           -----      ----      ---      -------    -------    --------    --------
BALANCE - September 29, 1996                               6,565       (33)      66       37,612     35,569        (618)     72,629
  Net income                                                                                         13,104                  13,104
  Issuance of common stock for 3-for-2 stock split         3,283       (17)      33          (33)                                 -
  Issuance of treasury stock under employee
    savings plan                                                        43                                          830         830
  Purchase of treasury stock                                           (45)                                      (1,147)     (1,147)
  Stock options exercised                                      3                              50                                 50
                                                           -----      ----      ---      -------    -------    --------    --------
BALANCE - September 28, 1997                               9,851       (52)      99       37,629     48,673        (935)     85,466
  Net income                                                                                          1,519                   1,519
  Purchase of treasury stock                                          (507)                                     (11,117)    (11,117)
  Issuance of treasury stock for stock options exercised                69                  (505)                 1,554       1,049
  Tax benefit of stock options exercised                                                     271                                271
                                                           -----      ----      ---      -------    -------    --------    --------
BALANCE - September 27, 1998                               9,851      (490)     $99      $37,395    $50,192    $(10,498)   $ 77,188
                                                           =====      ====      ===      =======    =======    ========    ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                      Year Ended
                                                                     ---------------------------------------------
                                                                     September 27,   September 28,   September 29,
                                                                         1998            1997            1996
OPERATING ACTIVITIES:
  Net income                                                            $  1,519        $ 13,104        $  1,184
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                           9,880           8,860           5,656
    Amortization of goodwill and other intangibles                         3,585           4,164           1,769
    Amortization of deferred financing costs                                 706             458             525
    Write-off of deferred loan fees related to debt extinguishment                                         2,466
    Gain on curtailment of postretirement benefits                        (1,861)         (5,828)
    Cumulative effect of change in accounting principle (net)              1,161
    Provision for doubtful accounts                                          (47)            190             188
    Restructuring and impairment charge                                   11,532                          12,860
    Loss (gain) on disposition of property, plant, and equipment             (23)          1,397             (21)
    Deferred income taxes                                                  1,009           2,996          (4,837)
    Changes in assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                                  6,279           2,953           3,271
      Inventories                                                          6,892          (1,088)         (2,962)
      Other assets                                                         2,569           1,268             (54)
      Accounts payable                                                    (9,051)         13,539           3,847
      Accrued liabilities                                                 (5,958)            249           1,628
      Income taxes, net                                                   (2,631)          2,851             131
                                                                        --------        --------        --------
        Net cash provided by operating activities                         25,561          45,113          25,651

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                         463         (41,619)        (69,697)
  Capital expenditures                                                   (33,826)        (22,961)        (12,671)
  Proceeds from disposition of property, plant, and equipment                484                              21
  Other                                                                                      302
                                                                        --------        --------        --------
        Net cash used in investing activities                            (32,879)        (64,278)        (82,347)

                                                                     (Continued)

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                        Year Ended
                                                                       ---------------------------------------------
                                                                       September 27,   September 28,   September 29,
                                                                           1998            1997            1996
FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank revolving credit agreement      $  8,100        $(80,293)       $ 93,770
  Proceeds from issuance of Notes                                                         100,000
  Extinguishment of long-term debt                                                                        (50,000)
  Repayments on long-term debt                                             (1,181)           (165)         (2,095)
  Increase in unpresented bank drafts                                      11,556           4,208           4,335
  Purchases of treasury stock                                             (11,117)         (1,147)         (9,469)
  Financing costs incurred                                                   (160)         (3,966)         (1,419)
  Issuance of treasury stock for options exercised                          1,049              50
  Other                                                                                                      (112)
                                                                         --------        --------        --------
        Net cash provided by financing activities                           8,247          18,687          35,010
                                                                         --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          929            (478)        (21,686)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                         1,374           1,852          23,538
                                                                         --------        --------        --------
  End of year                                                            $  2,303        $  1,374        $  1,852
                                                                         ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $ 13,981        $  5,666        $  6,010
                                                                         ========        ========        ========
    Income taxes                                                         $  4,412        $  4,774        $  6,544
                                                                         ========        ========        ========
  Details of businesses acquired were as follows:
    Fair value of assets acquired                                                        $ 61,259        $107,553
    Liabilities assumed                                                                   (18,890)        (22,256)
    Value of common stock issued                                                                          (14,600)
    Long-term note issued                                                                    (750)         (1,000)
    Working capital adjustments                                          $    463
                                                                         --------        --------        --------
        Net cash paid for acquisitions                                   $    463        $ 41,619        $ 69,697
                                                                         ========        ========        ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Amounts owed for capital expenditures                                  $  2,393        $  4,140
                                                                         ========        ========
  Common stock issued for acquisitions                                                                   $ 14,600
                                                                                                         ========
  Common stock issued under employee savings plan                                        $    830        $    589
                                                                                         ========        ========

See notes to consolidated financial statements.

                                                                     (Concluded)

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
SEPTEMBER 27, 1998
--------------------------------------------------------------------------------

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Operations - BWAY Corporation ("BWAY") is a holding company whose subsidiaries, Brockway Standard, Inc., Milton Can Company, Inc., Brockway Standard (New Jersey), Inc., BMAT, Inc., and Brockway Standard (Canada), Inc. (collectively the "Company") manufacture and distribute metal containers and provide materials center services in the United States and Canada.

   Common Stock - On September 22, 1997, the Company increased the number of shares of common stock outstanding through a 3-for-2 stock split, effected in the form of a common stock dividend on the Company's issued and outstanding shares. Accordingly, earnings per share and share data have been adjusted to give retroactive effect to the stock splits for all periods presented.

   Principles of Consolidation - The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

          Buildings and improvements                 10-30 years
          Machinery and equipment                     5-15 years
          Furniture and fixtures                       5-7 years
          Computer systems                             1-7 years

   Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 1998 and 1997, respectively, $1.5 million and $0.3 million of interest cost was capitalized. No interest was capitalized in fiscal 1996.

   Computer Information Systems - Costs directly associated with the initial purchase, development, and implementation of computer information systems are deferred and included in property, plant, and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five to seven years. Ongoing maintenance costs of computer information systems are expensed as incurred.

   Intangible Assets - Intangible assets consist of identifiable intangibles (trademarks, customer lists, and covenants not-to-compete) and goodwill. Identifiable intangibles are amortized over the term of the agreement (5 to 7 years) or estimated useful life (2 to 17 years). Prior to September 29, 1997, the Company amortized goodwill over 30 years on a straight-line basis. Effective September 29, 1997, the Company prospectively changed its goodwill amortization period to 20-40 years. Management believes that this amortization period reflects predominant industry practice and supports their conclusion that the benefit period is longer than originally estimated. The impact of this change in amortization period was a reduction in amortization expense for the year ended September 27, 1998 which management believes is immaterial.

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

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - The Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," as of September 29, 1996. In accordance with SFAS 121, the Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of an impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as Assets Held for sale on the Consolidated Balance Sheet.

   Cash and Cash Equivalents - For purposes of the presentation of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Disclosures About Fair Value of Financial Instruments - A summary of the fair value of the Company's financial instruments and the methods and significant assumptions used to estimate those values is as follows:

     Short-term Financial Instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, certain accrued liabilities, and current maturities of long-term debt approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

     Long-Term Debt - The fair value of the variable rate Credit Agreement borrowings approximates the carrying amount since the currently effective rates reflect market rates. The fair value of publicly traded fixed rate subordinated notes payable is based on the quoted market price at the fiscal year end.

   Accounting Change - On November 20, 1997, the FASB's Emerging Issues Task Force ("EITF") issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998 as a change in accounting.

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

   Earnings Per Common Share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" during the year ended September 27, 1998. This statement requires companies to present basic earnings per share ("EPS") and diluted earnings per share instead of primary and full diluted EPS as was previously required. EPS for all prior periods presented have been restated as required by the new accounting standard.

   Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each year presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the amended plan. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

   New Accounting Pronouncement - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires public companies to report financial and descriptive information about their reportable operating segments. Generally, financial information is required on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating its internal reporting and organization structure to determine future business segment reporting.

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

   Davies Can Company - On June 17, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Davies Can Company ("Davies"), an unincorporated division of the Van Dorn Company (a wholly owned subsidiary of Crown Cork & Seal Company, Inc.). This subsidiary was renamed Brockway Standard (Ohio), Inc. ("BSO"). BSO manufactures paint, oblong, and utility cans within the general line segment of the North American metal container industry. The Company paid approximately $40.7 million in cash.

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

   The following unaudited pro forma results assume the acquisitions of BSNJ, BSO, and MCC occurred at the beginning of the fiscal year ended September 29, 1996 after giving affect to certain pro forma adjustments, consisting of an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects. In its purchase price allocations for the MCC Acquisition, MCC reduced the carrying value of the acquired property, plant, and equipment assets since MCC determined, based on independent appraisals, that the fair value of the acquired assets was lower than the historical cost of such assets.

Twelve Months Ended September 28, 1997
(In thousands, except per share amounts)

      Net sales                                                  $406,476
      Net income                                                   13,202
      Basic earnings per common share                                1.34
      Diluted earnings per common share                              1.32

   The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the period presented, nor is it necessarily indicative of future operating results.

3. INVENTORIES

   Inventories consist of the following (in thousands):

                                              September 27,  September 28,
                                                  1998           1997

      Inventories at FIFO cost:
        Raw materials                           $ 6,555        $12,661
        Work-in-progress                         22,695         23,603
        Finished goods                           10,696         11,091
                                                -------        -------
                                                 39,946         47,355
      LIFO reserve                                 (223)          (740)
                                                -------        -------

                                                $39,723        $46,615
                                                =======        =======

4. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consist of the following (in thousands):

                                                     September 27, September 28,
                                                         1998          1997

     Land                                              $  2,979      $  3,788
     Building and improvements                           16,202        19,823
     Machinery and equipment                            107,041        97,656
     Furniture, fixtures, and information technology     11,022         3,320
     Construction-in-progress                            30,259        24,126
                                                       --------      --------
                                                        167,503       148,713
     Less accumulated depreciation                      (33,543)      (25,096)
                                                       --------      --------

           Property, plant, and equipment - net        $133,960      $123,617
                                                       ========      ========


5. INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):

                                             September 27,       September 28,
                                                 1998                1997
      Customer lists                           $ 7,486             $ 7,486
      Tradename                                  4,704               4,704
      Noncompete agreements                      4,494               4,494
                                               -------             -------
                                                16,684              16,684
      Less accumulated amortization             (4,639)             (3,104)
                                               -------             -------
                                               $12,045             $13,580
                                               =======             =======

6. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

   Included in accounts payable and accrued salaries and wages at September 27, 1998 and September 28, 1997 are bank drafts issued and outstanding for which no rights of offset exist to cash and cash equivalents, as follows (in thousands):


                                                     September 27, September 28,
                                                         1998          1997

     Bank drafts issued and outstanding included in:
       Accounts payable                                $22,027       $11,256
       Accrued salaries and wages                        2,426         1,641
                                                       -------       -------
                                                       $24,453       $12,897
                                                       =======       =======

7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                 September 27,   September 28,
                                                     1998            1997

      Senior Subordinated Notes                    $100,000        $100,000
      Credit Agreement                               21,600          13,500
      Other borrowings                                  672           2,032
                                                   --------        --------
                                                    122,272         115,532
      Less current maturities of long-term debt         672           1,151
                                                   --------        --------
            Total long-term debt                   $121,600        $114,381
                                                   ========        ========

   Senior Subordinated Notes

   On April 11, 1997, the Company received the net proceeds of approximately $96 million from a private placement of $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes").

   Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness. The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15,
   2005). In addition, until April 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 110 1/4% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public or private sales of common stock of the Company, subject to certain provisions of the indenture. Upon the occurrence of a Change in Control, as defined in the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. Under the Notes' convenants, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $29.3 million at September 27, 1998.

   During fiscal 1998, the Company filed a registration statement and exchanged the Notes for the Company's 10 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"). BWAY is a holding company with no independent operations although it incurs expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are individually, and in the aggregate, inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined that they would not be material to investors.

   Credit Agreement

   On June 17, 1996, the Company terminated its existing bank agreement and entered into a new credit agreement with Bankers Trust Company and Bank America (formerly NationsBank, N.A.) (the "Credit Agreement"). Initial borrowings under the Credit Agreement were used to repay all obligations under the Company's previous revolving credit facility. Funds from the Credit Agreement were also used to prepay the $50 million private placement of 8.35% Senior Secured Notes maturing September 1, 2001. In conjunction with the prepayment of the Senior Secured Notes, the Company recorded an extraordinary loss related to the early extinguishment of debt in the amount of $2.5 million, net of taxes.

   In October 1997, the Company amended its Credit Agreement. The amendment provides the Company with lower interest rate margins and greater flexibility with regard to investments in acquisitions, joint ventures and other subsidiaries. The amendment also provides the Company with a second option to increase the borrowing limit by another $25 million for a maximum borrowing limit of $150 million, provided certain conditions are met and provided that only one $25 million increase occur in any twelve-month period. The amendment also extends the expiration of the Credit Agreement one year to June 17, 2002.

   On November 2, 1998, the Company and its lenders executed an amendment to the Credit Agreement which modified certain restrictive covenants and provided greater flexibility with respect to investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million from $100 million. As part of the November 2, 1998 amendment, the banks provided a waiver to the Company for its covenant violation (interest coverage ratio) for the quarter ended September 27, 1998.

   The Credit Agreement allows the Company to borrow up to $100 million or $150 million if certain conditions are met. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by NationsBank from time to time ("Prime") or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's borrowing rate is at its option either LIBOR plus 1.125%, or Prime. The Company's borrowing rate is 6.976% at September 27, 1998. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage indebtedness. Under this agreement, BWAY is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than approximately $8.4 million at September 27, 1998 and to incur additional indebtedness. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

   Scheduled maturities of long-term debt as of September 27, 1998 are as follows (in thousands):

      Fiscal Year

      1999                                  $    672
      2002                                    21,600
      Thereafter                             100,000
                                            --------
                                            $122,272
                                            ========

   Based on quoted market prices (September 27, 1998) and the borrowing rates currently available to the Company for bank loans with similar terms and maturities (September 28, 1997), the fair value of long-term debt at September 27, 1998 and September 28, 1997 was estimated at $126.6 million and $123.5 million, respectively.

8. STOCKHOLDERS' EQUITY

   Earnings Per Share - The following is a reconciliation of the numerators and denominations of the basic and diluted per share computations for income before the extraordinary item and cumulative effect of change in accounting:

                                                   For the Year Ended September 27, 1998    For the Year Ended September 28, 1997
                                                   -------------------------------------   -------------------------------------
                                                      Income       Shares      Per-Share      Income       Shares      Per-Share
                                                   (Numerator)  (Denominator)   Amount      (Numerator) (Denominator)   Amount


Income before Extraordinary Item and
  Cumulative Effect of Change in Accounting         $2,680,000                              $13,104,000
                                                    ----------                              -----------

Basic EPS
  Income available to common stockholders            2,680,000     9,527,120   $    0.28     13,104,000    9,817,323   $    1.33
                                                                               =========                               =========

Effect of Dilutive Stock Options                                     431,417                                 165,251
                                                    ----------     ---------                -----------    ---------

Diluted EPS
  Income available to common stockholders
    plus assumed conversions                        $2,680,000     9,958,537   $    0.27    $13,104,000    9,982,574   $    1.31
                                                    ==========     =========   =========    ===========    =========   =========


                                                   For the Year Ended September 29, 1996
                                                   -------------------------------------
                                                      Income       Shares      Per-Share
                                                   (Numerator)  (Denominator)   Amount

Income before Extraordinary Item and
  Cumulative Effect of Change in Accounting         $3,719,000
                                                    ----------

Basic EPS
  Income available to common stockholders           $3,719,000     9,372,616   $    0.40
                                                                               =========

Effect of Dilutive Stock Options                                      34,535
                                                    ----------     ---------

Diluted EPS
  Income available to common stockholders
    plus assumed conversions                        $3,719,000     9,407,151   $    0.40
                                                    ==========     =========   =========

Stock Option Plans

In June 1995, the Company adopted the Brockway Standard Holdings Corporation 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Formula Plan") for its directors, officers, and key employees. On August 20, 1996, the Board of Directors i) adopted the Amended and Restated 1995 Long-Term Incentive Plan which increased the aggregate number of shares of common stock authorized for issuance thereunder from 735,000 to 1,125,000, and ii) froze the Formula Plan with only 45,000 of the available 150,000 shares of common stock being granted thereunder. On November 17, 1997 the Board of Directors adopted the Second Amended and Restated 1995 Long-Term Incentive Plan which further increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,125,000 to 1,425,000. The options generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant.

As of September 27, 1998 and September 28, 1997, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividends of 0.0%, expected volatility 37.67% in 1998 and 30% in 1997, risk-free interest of 6.58%, and expected lives of 6.0 years.

A summary of the status of the Company's two stock option plans as of September 27, 1998 and changes during fiscal 1996, 1997, and 1998 is presented below:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
Fixed Options                                         Shares            Price

Outstanding at October 1, 1995                         319,500          $ 9.81
  Granted                                              579,600           12.49
  Forfeited                                             (6,300)          12.67
                                                    ----------

Outstanding at September 29, 1996                      892,800           11.52
  Granted                                               66,300           14.06
  Forfeited                                            (12,600)          12.67
  Exercised                                             (4,200)          11.87
                                                    ----------

Outstanding at September 28, 1997                      942,300           11.72
  Granted                                              332,900           20.48
  Forfeited                                            (14,800)          19.26
  Exercised                                            (69,400)          12.16
                                                    ----------

Outstanding at September 27, 1998                    1,191,000           14.05
                                                    ==========

Exercisable at September 29, 1996                      113,100            9.78
                                                    ==========

Exercisable at September 28, 1997                      368,100           10.99
                                                    ==========

Exercisable at September 27, 1998                      592,500           11.37
                                                    ==========
Weighted average fair value of options granted
 during the year ended September 27, 1998           $    13.08
                                                    ==========

Weighted average fair value of options granted
 during the year ended September 28, 1997           $     6.15
                                                    ==========

The following table summarizes information about stock options outstanding at September 27, 1998:

                                          Weighted
                             Number        Average    Weighted      Number
                         Outstanding at   Remaining    Average  Exercisable at
          Range of       September 27,   Contractual  Exercise  September 27,
       Exercise Prices        1998           Life       Price        1998

        $9.67 - 10.00         259,344            6.7    $ 9.67       259,344
        10.01 - 11.00          48,000            6.9     10.68        29,800
        11.01 - 12.00          26,700            8.0     11.67
        12.01 - 13.00         478,356            7.6     12.53       274,856
        14.01 - 15.00          51,500            8.6     14.33        14,500
        18.01 - 19.00          42,000            8.9     18.17        14,000
        19.01 - 20.00         219,700            9.1     19.38
        21.01 - 22.00          15,900            9.4     21.38
        26.01 - 26.50          49,500            9.6     26.50
                            ---------            ---    ------       -------

                            1,191,000            7.9    $14.05       592,500
                            =========            ===    ======       =======


The fair value of options granted during the years ended September 27, 1998 and September 28, 1997 was $4.4 million and $.4 million, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for each of the three years in the period ended September 27, 1998 would have been reduced to the pro forma amounts indicated below:

                                                                     1998             1997            1996
Net income (loss) to common shareholders (in thousands):
  As reported                                                       $1,519           $13,104          $1,184
                                                                    ======           =======          ======

  Pro forma                                                         $ (289)          $12,316          $  712
                                                                    ======           =======          ======

Net income per common and common equivalent share:
  Basic earnings per common share:
    As reported                                                     $ 0.16           $  1.33          $ 0.13
                                                                    ======           =======          ======
    Pro forma                                                       $(0.03)          $  1.25          $ 0.08
                                                                    ======           =======          ======

Diluted earnings per common share:
    As reported                                                     $ 0.15           $  1.31          $ 0.13
                                                                    ======           =======          ======
    Pro forma                                                       $(0.03)          $  1.23          $ 0.08
                                                                    ======           =======          ======

Shareholder Rights Plan

The Company has a Shareholder Rights Plan, amended through November 26, 1997 (the "Rights Plan"), under which a preferred share purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock after a person or group other than an Exempt Person (as defined in the Rights Plan), without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or ten business days after a person or group announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one fifteen-hundredth share of Junior Participating Series A Preferred Stock at an exercise price of $60 per share subject to adjustment to prevent dilution. The rights have no voting power and no current dilutive effect on earnings per common share. The rights expire on June 15, 2005 and are redeemable at the discretion of the Board of Directors at $.01 per share.

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

Components of net deferred tax liability are as follows (in thousands):

                                                 September 27,   September 28,
                                                     1998            1997
Deferred tax liabilities:
  Property, plant, and equipment                      $20,243         $17,791
  Intangible assets                                       802             382
  Other                                                   657             491
                                                      -------         -------
                                                       21,702          18,664
Deferred tax assets:
  Restructuring reserves                                3,327           1,114
  Employee benefits                                     4,732           4,545
  Customer claims/rebates                                 891             922
  Inventory                                               475             409
  Accounts receivable                                     186             254
  Other                                                 1,224           1,562
                                                      -------         -------
                                                       10,835           8,806
                                                      -------         -------

      Net deferred tax liability                      $10,867         $ 9,858
                                                      =======         =======

Net current deferred tax asset                        $(4,251)        $(5,111)
Net noncurrent deferred tax liability                  15,118          14,969
                                                      -------         -------

                                                      $10,867         $ 9,858
                                                      =======         =======

The provision for income taxes is reconciled with the federal statutory rate as follows (dollars in thousands):

                                             1998                 1997                 1996
                                         -----------------------------------------------------------
                                            Amount      %        Amount      %        Amount      %

Income tax at federal statutory rate         $1,914   35.0%       $7,788   35.0%       $2,435   35.0%
State income taxes, net of federal
  income tax benefit                            275    5.0%          549    2.5%          314    4.5%
Nondeductible amortization of
  intangibles                                   600   11.0%          754    3.4%          476    6.8%
Other                                                                 55    0.2%           14    0.2%
                                             ------   ----        ------   ----        ------   ----

                                             $2,789   51.0%       $9,146   41.1%       $3,239   46.5%
                                             ======   ====        ======   ====        ======   ====

The components of the provision for income taxes are as follows (in thousands):

                             September 27,      September 28,     September 29,
                                 1998               1997              1996
Current:
  Federal                         $1,473             $ 9,569           $ 7,265
  State                              307               1,449               811
Deferred                           1,009              (1,872)           (4,837)
                                  ------             -------           -------

                                  $2,789             $ 9,146           $ 3,239
                                  ======             =======           =======

10. LEASE COMMITMENTS

The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $3.4 million (1998), $4.2 million (1997), and $3.3 million (1996).

At September 27, 1998, future minimum rental payments under capitalized leases and under noncancelable operating leases are as follows (in thousands):

                                                            Capital   Operating
Fiscal Year                                                 Leases     Leases

1999                                                            137     $ 3,102
2000                                                                      2,293
2001                                                                      1,881
2002                                                                      1,278
2003                                                                        647
Thereafter                                                                1,563
                                                               ----     -------

      Total minium lease payments                               137     $10,764
                                                                        =======

Imputed interest at 8.6%                                         (5)
                                                               ----

      Present value of minimum capitalized lease payments      $132
                                                               ====

11. PROFIT SHARING AND PENSION PLANS

The Company has qualified profit sharing and savings plans for specified employees. These plans are contributory defined contribution plans which provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $.9 million (1998), $0.7 million
(1997), and $1.5 million (1996).

BSNJ has a noncontributory defined benefit pension plan covering a majority of its salaried employees. The plan provides benefit payments using a formula based on an employee's compensation and length of service. BSNJ funds the plan in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as BSNJ actuarial consultants advise to be appropriate and as management approves from time to time. The Company froze this plan effective December 31, 1996. On January 1, 1998, the Company amended the plan to cover substantially all nonunion employees. The plan provides for a contribution of 4% of each participant's wages. Participant account balances earn interest at 6% per annum.

Effective July 31, 1998, the Company amended the plan to terminate the plan on that date. All participants became fully vested in their accounts on July 31, 1998.

   The periodic net expense (income) is comprised of the following:


                                                                                                          Period from
                                                                                                         May 28, 1996
                                                                     Year Ended                          (Acquisition)
                                                       -------------------------------------                through
                                                       September 27,           September 28,             September 29,
                                                           1998                     1997                      1996

Service cost - benefits earned
  during the period                                     $2,294,900              $  31,100                 $  42,000
Interest cost on projected benefit obligation              284,100                191,300                    81,000
Actual return on assets                                   (261,400)              (399,800)                 (183,000)
Net amoritization and deferral                            (135,000)
                                                        ----------              ---------                 ---------
    Net pension expense (income)                        $2,182,600              $(177,400)                $ (60,000)
                                                        ==========              =========                 =========



   The following table shows the plan's funded status and amounts recognized in the balance sheet:

                                                                                     Year Ended
                                                                          -----------------------------------
                                                                          September 27,         September 28,
                                                                              1998                  1997

Actuarial present value of benefit obligations - Vested                   $ 4,439,100           $ 2,242,800
                                                                          ===========           ===========
Accumulated benefit obligation                                            $ 4,439,100           $ 2,242,800
                                                                          ===========           ===========
  Fair value of plan assets                                               $ 5,077,100           $ 4,911,800
  Projected benefit obligation                                             (4,439,100)           (2,242,800)
                                                                          -----------           -----------
      Funded status                                                           638,000             2,669,000
Unrecognized net gain                                                        (656,900)             (832,500)
Unrecognized prior service cost                                                                     327,200
                                                                          -----------           -----------
Prepaid (accrued) pension expense                                         $   (18,900)          $ 2,163,700
                                                                          ===========           ===========
The actuarial assumptions used were:
  Discount rate                                                                  7.00%                 7.25%
                                                                          ===========           ===========
  Rate of increase in compensation levels                                           -                  6.00%
                                                                          ===========           ===========
  Expected return on assets                                                      9.00%                 9.00%
                                                                          ===========           ===========

   Most of BSNJ's union employees are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans are $0.4 million as of September 27, 1998.

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

   In fiscal 1998, the Company reached new collective bargaining agreements with unions representing approximately 34% of the hourly employees at the Cincinnati, Ohio facility. The provisions of the new agreements substantially eliminates unvested postretirement medical benefits provided by the Company which resulted in the recording of curtailment gains of approximately $1.9 million.

   As of September 27, 1998, in accordance with the terms of two applicable collective bargaining agreements, the Company continues to offer postretirement medical coverage to certain union employees who retire from employment at MCC. Net periodic postretirement medical benefit plan expense includes the following components:

                                                                                               Period from
                                                                                             October 28, 1996
                                                                                              (Acquisition)
                                                                  Year Ended                     through
                                                                September 27,                 September 28,
                                                                     1998                          1997

Service cost on benefits earned                                  $    29,319                    $   178,114
Interest cost on accumulated postretirement
  benefit obligation                                                 412,028                        471,914
                                                                 -----------                    -----------
Net periodic postretirement benefit cost charged
  to results from continuing operations                              441,347                        650,028
Curtailment gain                                                  (1,860,771)                    (5,827,951)
                                                                 -----------                    -----------
  Net effect charged to results from continuing
    operations                                                   $(1,419,424)                   $(5,177,923)
                                                                 ===========                    ===========

     The following table sets forth the combined status of the defined benefit postretirement medical benefit plans:

                                                                    September 28,             September 27,
                                                                        1998                      1997

Accumulated postretirement benefit obligation:
  Retirees                                                            $3,965,536                $3,587,570
  Fully eligible active plan participants                              1,174,092                 1,105,936
  Other active plan participants                                         759,701                 2,868,667
                                                                      ----------                ----------
    Total accumulated postretirement benefit obligation                5,899,329                 7,562,173

Unrecognized gain                                                         95,074
                                                                      ----------                ----------
    Accrued postretirement benefit plan cost                          $5,804,255                $7,562,173
                                                                      ==========                ==========
 The actuarial assumptions used were:

  Discount rate                                                             6.75%                     7.50%
                                                                      ==========                ==========
  Medical expense trend rate                                         8.0% to 5.5%              10.0% to 5.5%

  Average retirement age                                                      65                        62

12.  RELATED PARTY TRANSACTIONS

     BSNJ leases its primary operating facility under an operating lease from a partnership in which certain members of the Company's management are partners. The lease, which is for a five-year period ending on September 30, 1999 with renewal options, carries a monthly lease payment of $52,457.

     In 1998, 1997, and 1996, the Company purchased computer software and incurred related implementation costs totaling approximately $1.4 million, $1.2 million and $2.5 million, respectively, from a software company which has certain directors who are also directors of the Company.

13.  RESTRUCTURING AND IMPAIRMENT CHARGE

     In June 1998, the Company recorded a restructuring and impairment charge related to the closure of 3 plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. The 1998 restructuring and impairment charge totaled $11.5 million and consisted of the following: $7.8 million related to the closure of the plants and transportation department and $3.7 million related to other asset impairments. The $7.8 million related to the plant and transportation department closure includes $2.1 million for severance costs, $2.2 million for other facility closure costs and $3.5 million for asset impairments related to the plant shut-downs.

     In connection with the closure of the plants in 1998, $5.4 million of real property is held for sale. This property includes land of $0.8 million and $4.6 million of buildings, which are held for sale at September 27, 1998.

     During fiscal 1998, the Company has charged approximately $1.7 million against the restructuring reserve for severance benefits. In connection with the plant closures, the plan was for the termination of 210 employees. As of September 27, 1998, 184 employees have been terminated.

     The restructuring liability, which is included in other current liabilities, at September 27, 1998 includes the following (in thousands):

         Facility closure costs                          $2,163
         Severance and benefits costs                       547
                                                         ------

                                                         $2,710
                                                         ======

     During the fourth quarter of fiscal 1996, the Company recorded a restructuring charge comprised of a write-down of assets to be disposed against operations of $12.9 million. Increased volume resulting from acquisitions provided the opportunity for the Company to consolidate certain of its manufacturing processes to meet increased customer demand and improve efficiencies, which will result in the disposal of surplus equipment and currently productive manufacturing equipment for scrap values beginning in early fiscal 1997 and ending in fiscal 2000.

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

     The Company (and, in some cases, predecessors to the Company) has, from time to time, received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. Owens-Illinois' investigation of the contamination is continuing. Owens-Illinois is managing the majority of remediation activities and paying for such work directly. Preliminary consultant estimates indicated that the cost of cleanup could range from $1 million to $6 million, depending on the extent of contamination. Since Owens-Illinois is conducting the majority of the remediation work, management has no way of determining the actual costs related to the clean-up efforts. Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company, and has not accrued a liability with respect to this matter because it believes that a loss contingency is not probable.

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

     Letters of Credit

     At September 27, 1998, a bank had issued standby letters of credit on behalf of BWAY in the aggregate amount of $1.3 million in favor of BWAY's workers' compensation insurer.

15.  CONCENTRATIONS OF CREDIT RISK

     The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 36% (1998), 38% (1997), and 39%
     (1996), of the Company's sales including sales to one customer of 9.5%
     (1998), 10% (1997), and 13% (1996).

     Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company.

16.  SUBSEQUENT EVENTS

     On November 9, 1998, the Company purchased substantially all the assets of U.S. Can Corporation's metal services operations for approximately $31,000,000 plus the assumption of certain liabilities, including trade payables, certain employee liabilities, and leases. The purchase price is subject to an adjustment based upon the change in working capital from July 31, 1998 to November 9, 1998. The business provides metal coating, lithography, and other metal services. It has three operating plants located in Trenton, New Jersey; Brookfield, Ohio; and Chicago, Illinois and a nonoperating plant in Alsip, Illinois.

17.  QUARTERLY INFORMATION (UNAUDITED) (In thousands, except per share data)

                                                     First             Second             Third              Fourth
Fiscal Year 1998:                                   Quarter           Quarter            Quarter             Quarter

Net sales                                           $92,114           $101,165           $107,010            $100,800
                                                    =======           ========           ========            ========
Gross profit (exclusive of depreciation
   and amortization)                                $15,482           $ 17,346           $ 19,314            $ 12,359
                                                    =======           ========           ========            ========
Net income                                          $ 1,035           $  3,946           $ (4,026)           $    564
                                                    =======           ========           ========            ========
Basic earnings per common share                     $  0.11           $   0.42           $  (0.42)           $   0.05
                                                    =======           ========           ========            ========
Diluted earnings per common share                   $  0.10           $   0.40           $  (0.40)           $   0.05
                                                    =======           ========           ========            ========

Fiscal Year 1997:

Net sales                                           $91,166           $100,178           $109,676            $101,130
                                                    =======           ========           ========            ========
Gross profit (exclusive of depreciation
   and amortization)                                $13,576           $ 17,079           $ 18,264            $ 11,825
                                                    =======           ========           ========            ========
Net income                                          $ 1,418           $  3,237           $  4,399            $  4,050
                                                    =======           ========           ========            ========
Basic earnings per common share                     $  0.14           $   0.33           $   0.45            $   0.41
                                                    =======           ========           ========            ========
Diluted earnings per common share                   $  0.14           $   0.33           $   0.44            $   0.40
                                                    =======           ========           ========            ========

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule I   -  Condensed Financial Statements of BWAY Corporation........   S-2

Schedule II  -  Condensed Valuation and Qualifying Accounts BWAY
                  Corporation And Subsidiaries............................   S-6

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In Thousands)

ASSETS:                                          September 27,    September 28,
                                                     1998             1997
                                                 -------------    -------------

     Investments in subsidiaries                    $157,137         $136,562
     Property, Plant and Equipment - net               3,571                1
     Intercompany receivable                          35,304           50,795
     Other assets                                      1,217              180
                                                    --------         --------
                                                    $197,229         $187,538
                                                    ========         ========
LIABILITIES:
     Other liabilities                              $ 20,041         $  2,072
     Long Term Debt                                  100,000          100,000
                                                    --------         --------
                                                     120,041          102,072
                                                    --------         --------
STOCKHOLDERS' EQUITY:
     Common stock                                         99               99
     Additional paid-in capital                       37,395           37,629
     Retained earnings                                50,192           48,673
                                                    --------         --------
                                                      87,686           86,401
     Less treasury stock, at cost                    (10,498)            (935)
                                                    --------         --------
     Total stockholders' equity                       77,188           85,466
                                                    --------         --------
                                                    $197,229         $187,538
                                                    ========         ========

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                                (In Thousands)

                                                   September 27,    September 28,    September 29,
                                                       1998             1997             1996
                                                   -------------    -------------    -------------
Management fees charged to subsidiaries              $  3,427          $ 1,545           $1,030

Interest income/(expense)                             (10,250)          (5,125)             362

Other income/(expense), net                           (17,745)             151             (830)
                                                     --------          -------           ------
Income before income taxes and equity in
   undistributed earnings of subsidiaries             (24,568)          (3,429)             562

Income tax expense                                    (12,530)             695              229
                                                     --------          -------           ------
Income before equity in undistributed earnings
   of subsidiaries                                    (12,038)          (4,124)             333

Equity in undistributed earnings of subsidiaries       14,718           17,228              851

Cumulative effect of change in accounting for
  systems development costs - net of related tax
  benefit of $823                                      (1,161)
                                                     --------          -------           ------
Net income                                           $  1,519          $13,104           $1,184
                                                     ========          =======           ======

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          Year Ended
                                                        -----------------------------------------------
                                                        September 27,    September 28,    September 29,
                                                            1998             1997             1996
                                                        -------------    -------------    -------------
OPERATING ACTIVITIES:
Net income                                                  $ 1,519         $ 13,104         $  1,184
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiaries        (14,718)          17,228             (851)

    Changes in assets and liabilities:
      Other assets                                           (1,037)              78             (258)
      Other liabilities                                      17,969              793              781
      Income tax payable                                                                         (910)
      Intercompany payable                                    9,634           11,925           22,450
                                                            -------         --------         --------
        Net cash provided by (used in) operating
          activities                                         13,367           43,128           22,396
                                                            -------         --------         --------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                           (3,570)         (42,154)         (27,617)
                                                            -------         --------         --------
        Net cash (used in) investing activities              (3,570)         (42,154)         (27,617)
                                                            -------         --------         --------
FINANCING ACTIVITIES:
Purchase of treasury stock                                   (9,563)          (1,147)          (9,469)
Other                                                          (234)
                                                            -------         --------         --------
        Net cash (used in) provided by financing
          activities                                         (9,797)          (1,147)          (9,469)
                                                            -------         --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  0             (173)         (14,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      0              173           14,863
                                                            -------         --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $     0         $      0         $    173
                                                            =======         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Income taxes                                             $ 4,765         $    695         $    229
                                                            =======         ========         ========
   Interest                                                 $10,250         $  5,125
                                                            =======         ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisitions                                                         $ 14,600
                                                                                             ========
Common stock issued under employee savings plan                             $    830         $    589
                                                                            ========         ========

           SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                       BWAY CORPORATION AND SUBSIDIARIES
                                (In Thousands)

                                                      Additions
                                         Balance at   Charged to                 Balance
                                         Beginning    Costs and                  at End
Description                              of Period     Expenses    Deductions   of Period
---------------------------------        ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended September 29, 1996                 386          188          184 (1)      390

Year ended September 28, 1997                 390          350          160 (1)      580

Year ended September 27, 1998                 580           33           80 (1)      533

                                                      Additions
                                         Balance at   Charged to                 Balance
                                         Beginning    Costs and                  at End
Description                              of Period     Expenses    Deductions   of Period
---------------------------------        ----------   ----------   ----------   ---------
Restructuring Reserve:

Year ended September 29, 1996                   0       12,860       12,860 (2)        0

Year ended September 28, 1997                   0                                      0

Year ended September 27, 1998                   0       11,532        8,822 (3)    2,710

                                                      Additions
                                         Balance at   Charged to                 Balance
                                         Beginning    Costs and                  at End
Description                              of Period     Expenses    Deductions   of Period
---------------------------------        ----------   ----------   ----------   ---------
Reorganization Reserve:

Year ended September 29, 1996                 815        5,075        1,109        4,781

Year ended September 28, 1997               4,781        4,600        6,293        3,088

Year ended September 27, 1998               3,088                     1,184        1,904

____________
(1) Deductions from the allowance for doubtful accounts represent the net write-off of uncollectable accounts receivable.

(2) P.P.&E and Accumulated Depreciation were the offset (no reserve was established)

(3)  $2,642,000 of this amount was offset to P.P.E. (no reserve was established)

                               INDEX TO EXHIBITS
               -------------------------------------------------


Exhibit                  Description of Document            Location of Document
  No.                                                           in Sequential
                                                             Numbering System  +

   3.1    Amended and Restated Certificate of Incorporation
          of the Company.                                                    (3)

   3.2    Amended and Restated By-laws of the Company                        (1)

   3.3    Rights Agreement dated as of June 9, 1995 between
          the Company and Harris Trust and Savings Bank, as
          Rights Agent                                                       (1)

   3.4    Amendments to Rights Agreement dated as of
          February 12, 1996 between the Company and Harris
          Trust and Savings Bank, as Rights Agent                            (3)

   3.5    Amendment No. 2 to Rights Agreement dated as of
          August 19, 1997 between the Company and Harris
          Trust and Savings Bank, as Rights Agent                            (9)

   3.6    Amendment No. 2 to Rights Agreement, dated as of
          November 26, 1997, between the Company and Harris
          Trust and Savings Bank.                                            (9)

   4.1    Form of certificate representing shares of Common
          Stock of the Company                                               (2)

   4.2    Credit Agreement dated June 17, 1996 by and among
          BWAY Corporation, Brockway Standard, Inc., Milton
          Can Company, Inc., the additional borrowers, BT
          Alex. Brown Incorporated (formerly known as Bankers
          Trust Company) and NationsBank, N.A.                               (4)

   4.3    Third Amendment To Credit Agreement dated November
          2, 1998 among BWAY Corporation, its subsidiaries,
          Bankers Trust Company and Nationsbank, N.A.

   4.4    Master Assignment and Consent Agreement and First
          Amendment to Credit Agreement dated as of August 15,
          1996, and Second Amendment to Credit Agreement dated
          as of October 15, 1997 between BWAY Corporation,
          Brockway Standard, Inc., Milton Can Company, Inc.,
          the additional borrowers, BT Alex. Brown Incorporated
          (formerly known as Bankers Trust Company), and
          NationsBank, N.A.                                                 (11)

   4.5    Indenture dated as of April 11, 1997 among the
          Company, the subsidiary guarantors named therein and
          Harris Savings and Trust Company, as trustee                       (6)

   4.6    Forms of Series A and Series B 10 1/4% Senior
          Subordinated Notes (contained in Exhibit 4.3 as
          Exhibit A and B thereto, respectively)                             (6)

   4.7    Form of Guarantee (contained in Exhibit 4.3 as
          Exhibit F thereto)                                                 (6)

   4.8    Registration Rights Agreement dated as of April 11,
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

  10.1    Asset Purchase Agreement dated December 19, 1988
          between BS Holdings Corporation, BW Plastics, Inc.,
          BW-Morrow Plastics, Inc. and Owens-Illinois Group,
          Inc.                                                               (1)

  10.2    Registration Agreement dated as of January 30, 1989
          between BS Holdings Corporation and certain
          stockholders                                                       (1)

  10.3    Acquisition Agreement dated as of March 4, 1993
          between Ellisco Inc. and BSI                                       (1)

  10.4    Stock Purchase Agreement dated April 27, 1993 among
          Armstrong Industries, Inc., its stockholders,
          Armstrong Containers, Inc. and BSI                                 (1)

  10.5    Asset Purchase Agreement dated May 26, 1993 among
          DK Containers, Inc., Dennis Dyck, Robert Vrhel,
          Mohan Patel and BSI                                                (1)

  10.6    Employment Agreement between the Company and Warren
          J. Hayford, dated as of June 1, 1995 *                             (1)

  10.7    Employment Agreement between the Company and John T.
          Stirrup, dated as of June 1, 1995 *                                (1)

  10.8    Memorandum of Agreement dated October 11, 1993
          between The Folgers Company and BSI **                             (1)

  10.9    Contract and Lease dated September 3, 1968, between
          the City of Picayune, Mississippi and Standard
          Container Company                                                  (1)

  10.10   Lease dated February 24, 1995 between Tab Warehouse
          Fontana II and BSI                                                 (1)

  10.11   Garland, Texas Industrial Net Lease dated January
          14, 1985 between MRM Associates and Armstrong
          Containers, Inc.                                                   (1)

  10.12   Gross Lease Agreement dated August 10, 1990 between
          Colonel Estates Joint Venture and BSI                              (1)

  10.13   Lease dated February 11, 1991 between Curto Reynolds
          Oelerich Inc. and Armstrong Containers, Inc.                       (1)

  10.14   Lease Agreement dated November 16, 1996 between                   (11)
          Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996.

  10.15   Lease dated August 9, 1991 between DK Containers,
          Inc. and Smith Barney Birtcher Institutional Fund-I
          Limited Partnership and the First Amendment thereto                (1)

  10.16   Lease dated September 2, 1994 between Division Street
          Partners, L.P. and BSNJ                                            (8)

  10.17   Employee Stock Purchase Agreement dated March 4, 1994
          among BS Holdings Corporation, Perry Schwartz, Mid-
          America Group, Ltd., Warren J. Hayford and Daniel P.
          Casey *                                                            (1)

  10.18   Agreement, dated May 15, 1995, between BSI and Owens-
          Illinois, Inc. Pursuant to (S) 9.9 (d) of the
          December 19, 1988 Stock Purchase Agreement                         (1)

  10.19   Settlement Agreement, dated June 30, 1997 between
          BWAY Corporation and Owens-Illinois Group, Inc.                   (11)

  10.20   Brockway Standard Holdings Corporation Formula Plan
          for Non-Employee Directors *                                       (1)

  10.21   Cooperation Agreement between Ball Corporation and
          BWAY Corporation, dated January 4, 1996.                           (3)

  10.22   Merger Agreement with Milton Can Company, Inc.,
          dated March 12, 1996.                                              (3)

  10.23   Amendment #1 to the Merger Agreement with Milton
          Can Company, Inc., dated April 30, 1996                            (3)

  10.24   Asset Purchase Agreement dated April 29, 1996,
          between Brockway Standard, Inc., BWAY Corporation,
          Van Dorn Company and Crown Cork & Seal Company, Inc.               (3)

  10.25   Employment Agreement between the Company and David
          P. Hayford, dated as of June 15, 1995 *                            (4)

  10.26   Employment Agreement between the Company and James
          W. Milton, dated as of May 28, 1996 *                              (4)

  10.27   Amended and Restated Registration Rights Agreement
          dated as of May 28, 1996, between BWAY Corporation
          and certain shareholders.                                          (4)

  10.28   Asset Purchase Agreement dated October 6, 1996,
          between Brockway Standard (New Jersey), Inc.
          (formerly known as Milton Can Company, Inc.), BWAY
          Corporation, Ball Metal Food Container Corp., and
          Ball Corporation                                                   (5)

  10.29   Amendment No. 1 to the Asset Purchase Agreement
          dated October 28, 1996 between Milton Can Company,
          Inc., BWAY Corporation, Ball Metal Food Container
          Corp., and Ball Corporation                                        (5)

  10.30   Purchase Agreement dated as of April 8, 1997 among
          the Company, the subsidiary guarantors named therein,
          BT Alex. Brown Incorporated (formerly known as
          Bankers Trust Company), Bear, Stearns & Co. Inc. and
          NationsBanc Capital Markets, Inc.                                  (6)

  10.31   Brockway Standard (Ohio), Inc. Bargaining Unit
          Savings Plan *                                                     (7)

  10.32   Employment Agreement between the Company and John M.
          Casey *                                                            (9)

  10.33   Employment Agreement between the Company and John T.
          Stirrup B Amendment No. 1 *                                       (10)

  10.34   Employment Agreement between the Company and David
          P. Hull *                                                         (10)

  10.35   BWAY Corporation Second Amended and Restated 1995
          Long-Term Incentive Plan                                          (10)

  10.36   Asset Purchase Agreement between BMAT, Inc. and the
          United States Can Company dated November 9, 1998.                 (12)

  21.2    Subsidiaries of the Company

  27.1    Financial Data Schedule

_________________
*    Management contract or compensatory plan or arrangement.
+ This information appears only in the manually signed original copies of this report.
**   Confidential treatment requested.

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

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 12, 1996 (File No. 0-26178).

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-26013).

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-39225).

(8) Incorporated by reference to the Company's Form 10-K for the fiscal year ending September 29, 1996 (File No. 0-26178).

(9) Incorporated by reference to the Company's Form 10-Q for the period ending December 28, 1997 (File No. 0-26178).

(10) Incorporated by reference to the Company's Form 10-Q for the period ending March 29, 1998 (File No. 0-26178).

(11) Incorporated by reference to the Company's Form 10-K for the fiscal year ending September 28, 1997 (File No. 0-26178).

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998 (File No. 0-26178).