Form 10-Q
period 1999-01-03
BWAY CORP
filed 1999-02-17
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 1999

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


                         8607 Roberts Drive, Suite 250
                          Atlanta, Georgia 30350-2322
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

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

Yes  X    No______
    ----

There were 9,318,818 shares of Common Stock ($.01 par value) outstanding as of February 8, 1999.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                JANUARY 3, 1999

                                     INDEX

                                                                            PAGE NUMBER
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets at January 3, 1999
             and September 27, 1998  (Unaudited)                                 3

            Consolidated Statements of Income for the three month
             periods ended January 3, 1999 and December 28, 1997
             (Unaudited)                                                         4

            Consolidated Statements of Cash Flows for the three
             month periods ended January 3, 1999 and December
             28, 1997 (Unaudited)                                                5-6

            Notes to Consolidated Financial Statements (Unaudited)               7-11

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           12-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                    17

Item 2.     Changes in Securities and Use of Proceeds                            17

Item 3.     Defaults upon Senior Securities                                      17

Item 4.     Submission of Matters to a Vote of Security Holders                  17

Item 5.     Other Information                                                    17

Item 6.     Exhibits and Reports on Form 8-K                                     17

PART I.     FINANCIAL INFORMATION
  ITEM 1.     FINANCIAL STATEMENTS

                               BWAY  CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------
                                                                                    JANUARY 3,        SEPTEMBER 27,
ASSETS                                                                                 1999                1998
   CURRENT ASSETS:
     Cash and cash equivalents                                                       $   1,109           $    2,303
     Accounts receivable, net of allowance of $555 at
         January 3, 1999 and $533 at September 27, 1998                                 46,582               35,574
     Inventories                                                                        48,636               39,723
     Defered tax asset                                                                   4,251                4,251
     Assets held for sale                                                               15,368                5,377
     Other current assets                                                                3,627                4,099
                                                                                      --------            ---------
        Total Current Assets                                                           119,573               91,327
                                                                                      --------            ---------

  PROPERTY, PLANT AND EQUIPMENT - Net                                                  141,971              133,960
                                                                                      --------            ---------

  OTHER ASSETS:
     Intangible assets, net                                                          $  94,114               82,279
     Deferred financing costs, net                                                       4,277                4,298
     Other assets                                                                        1,704                1,847
                                                                                      --------            ---------
         Total Other Assets                                                            100,095               88,424
                                                                                      --------            ---------
                                                                                     $ 361,639           $  313,711
                                                                                      ========            =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable                                                               $  49,844           $   57,095
      Accrued salaries and wages                                                         7,585                9,740
      Other current liabilities                                                         19,981               17,124
      Accrued rebates                                                                    8,207                5,959
      Current maturities of long-term debt                                                 465                  672
                                                                                      --------            ---------
          Total Current Liabilities                                                     86,082               90,590
                                                                                      --------            ---------

  LONG-TERM DEBT                                                                       173,400              121,600
                                                                                      --------            ---------

LONG-TERM LIABILITIES:
      Deferred income taxes                                                             15,118               15,118
      Other long-term liabilities                                                        9,248                9,215
                                                                                      --------            ---------
          Total Long Term Liabilities                                                   24,366               24,333
                                                                                      --------            ---------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000,000 shares,                           0                    0
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 (January 3, 1999 and
       September 27, 1998)                                                                  99                   99
     Additional paid-in capital                                                         37,298               37,395
     Retained earnings                                                                  51,599               50,192
                                                                                      --------            ---------
                                                                                        88,996               87,686
     Less treasury stock, at cost, 540,184 and 490,384
       (January 3, 1999 and September 27, 1998)                                        (11,205)             (10,498)
                                                                                      --------            ---------
         Total Stockholders' Equity                                                     77,791               77,188
                                                                                      --------            ---------
                                                                                     $ 361,639           $  313,711
                                                                                      ========            =========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                        JANUARY 3,  DECEMBER 28,
                                                                                          1999         1997
NET SALES                                                                               $ 104,986         $ 92,114

COSTS, EXPENSES AND OTHER:

  Cost of products sold (excluding depreciation and amortization)                          89,301           76,632

  Depreciation and amortization                                                             4,601            3,527

  Selling and administrative expense                                                        4,869            4,799

  Interest expense, net                                                                     3,684            3,496

  Other, net                                                                                   82              (62)
                                                                                         --------          -------

       Total costs, expenses and other                                                    102,537           88,392
                                                                                         --------          -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING                                                                        2,449            3,722

PROVISION FOR INCOME TAXES                                                                  1,042            1,526
                                                                                         --------          -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                     1,407            2,196

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR SYSTEMS
DEVELOPMENT COSTS - NET OF RELATED TAX BENEFIT OF $823                                                      (1,161)
                                                                                         --------          -------
NET INCOME
                                                                                        $   1,407         $  1,035
                                                                                         ========          =======

EARNINGS PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:
-------------------------------------------------------

Basic Earnings Per Common Share                                                         $    0.15         $   0.23
                                                                                         ========          =======
Weighted Average Basic Common Shares Outstanding                                            9,332            9,755
                                                                                         ========          =======
Diluted Earnings Per Common Share
                                                                                        $    0.15         $   0.22
                                                                                         ========          =======
Weighted Average Diluted Common Shares Outstanding                                          9,571           10,183
                                                                                         ========          =======
EARNINGS PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:
------------------------------------------------------

Basic Earnings Per Common Share                                                         $    0.15         $   0.11
                                                                                           ======           ======
Weighted Average Basic Common Shares Outstanding                                            9,332            9,755
                                                                                           ======           ======
Diluted Earnings Per Common Share
                                                                                        $    0.15         $   0.10
                                                                                           ======           ======
Weighted Average Diluted Common Shares Outstanding
                                                                                            9,571           10,183
                                                                                           ======           ======

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                -------------------------------------
                                                                                    JANUARY 3,          DECEMBER 28,
                                                                                      1999                  1997
OPERATING ACTIVITIES:
  Net Income                                                                          $  1,407              $  1,035
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation                                                                           3,689                 2,529
  Amortization                                                                           1,095                 1,175
  Cumulative effect of change in accounting principle (net)                                                    1,161
  Provisions for doubtful accounts                                                          22                   128
  (Gain) / Loss on disposition of property, plant and equipment                             47                   (77)
  Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable                                                                    446                 2,664
    Inventories                                                                         (4,503)               (9,401)
    Other assets                                                                         2,685                (1,271)
    Accounts payable                                                                    (2,094)               (4,611)
    Accrued liabilities                                                                 (5,534)               (4,066)
    Income taxes, net                                                                    1,032                   383
                                                                                      --------              --------
       Net cash provided by (used in) operating activities                              (1,708)              (10,351)
                                                                                      --------              --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (8,816)               (8,956)
   Acquisitions, net of cash acquired                                                  (30,996)                   --
   Assets held for sale                                                                 (4,284)
   Other                                                                                   100                   365
                                                                                      --------              --------
       Net cash used in investing activities                                           (43,996)               (8,591)
                                                                                      --------              --------

FINANCING ACTIVITIES:
   Net  borrowings under bank credit agreement                                          51,800                29,300
   Repayments on long-term debt                                                           (207)                 (216)
   Decrease in unpresented bank drafts                                                  (6,117)               (2,942)
   Net purchases of treasury stock                                                        (804)               (7,336)
   Financing costs incurred                                                               (162)                 (100)
                                                                                      --------              --------
       Net cash provided by financing activities                                        44,510                18,706
                                                                                      --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,194)                 (236)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           2,303                 1,374
                                                                                      --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  1,109              $  1,138
                                                                                      ========              ========

                                                                                                         (Continued)

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                           ---------------------------------------------
                                                                                JANUARY 3,            DECEMBER 28,
                                                                                   1999                   1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                 $   6,156                    $5,814
                                                                               =========                    ======
      Income Taxes                                                             $      11                    $1,284
                                                                               =========                    ======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Amounts owed for capital expenditures                                          $   1,174                    $  612
                                                                               =========                    ======

Details of businesses acquired were as follows:
-----------------------------------------------
Fair value of assets acquired                                                  $  52,241
Liabilities assumed                                                            (  21,245)
                                                                               ---------
Net cash paid for acquisitions                                                 $  30,996
                                                                               =========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

1. GENERAL

   The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of January 3, 1999 and September 27, 1998 and for the three months ended January 3, 1999 and December 28, 1998 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended January 3, 1999 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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

2. INVENTORIES

   Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                    JANUARY 3,       SEPTEMBER 27,
                                       1999              1998
   Inventories at FIFO Cost:
     Raw materials                   $ 8,517            $ 6,555
     Work-in-process                  27,511             22,695
     Finished goods                   12,831             10,696
                                     -------            -------
                                     $48,859            $39,946
   Reduction to LIFO valuation          (223)              (223)
                                     -------            -------
                                     $48,636            $39,723
                                     =======            =======

3. EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Amended Plan (as defined below). Weighted average basic common shares outstanding for the first quarter of fiscal 1999 and 1998 were 9.3 million and 9.8 million, respectively. Weighted average diluted common shares outstanding for the first quarter of fiscal 1999 and 1998 were 9.6 million and 10.2 million, respectively.


4. ACQUISITIONS

   U.S. Can Metal Services Operations

   On November 9, 1998, BWAY acquired substantially all of the assets of the United States Can Company's metal services operations for approximately $31 million plus the assumption of certain liabilities, including trade payables, certain employee liabilities, and leases (the "U.S. Can Acquisition"). The purchase price was subject to an adjustment based upon the change in working capital from July 31, 1998 to November 9, 1998. The business includes three operating plants and one non-operating plant. The acquired facilities operate two distinct businesses, coating and lithography which is part of the Company's growth strategy, and tinplate metal services which is not a core business of the Company. Subsequent to the acquisition the Company signed a letter of intent to sell the tinplate services business. As the result of the pending sale and the Company's 3R initiative to rationalize, reengineer and recapitalize operations, the Company has announced plans to close two of the acquired facilities and re-commission the non-operating plant.

   The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at January 3, 1999, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for the U.S. Can Acquisition have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services business which is being sold as described below. The excess purchase price over fair market value of net identifiable assets acquired was in aggregate $13 million.

   On November 17, 1998, the Company signed a binding letter of intent to sell the acquired tinplate services business segment. The tinplate services business primarily purchases, processes and sells nonprime steel to third party customers. The Company expects to finalize the sale of the tinplate services business by the end of fiscal 1999. The Company has excluded from operations losses of $0.8 million, including interest expense of $0.2 million, from the results of operations for the quarter ended January 3, 1999. The net assets to be sold of $4.0 million are included in assets held for sale on the balance sheet. The net assets to be sold include $2.9 million in total estimated losses prior to closure before the end of fiscal 1999.

   Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchases, the Company established a reorganization liability of approximately $2.9 million which is classified in other current liabilities. The liability represents the direct costs expected to be incurred which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve. As of January 3, 1999, the Company had not charged any costs against the reorganization liability.

   The following pro forma results assume that the U.S. Can Acquisition occurred at the beginning of the fiscal year ended September 27, 1998 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.


                                   THREE MONTHS                                  THREE MONTHS
                                   ENDED                                         ENDED
                                   JANUARY 3, 1999                               DECEMBER 28, 1997
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------
Net sales                          $114,036                                      $100,783
Net income                            1,018                                           836
Earnings per common share:
        Net income - Basic         $   0.11                                      $   0.09
        Net income - Diluted       $   0.11                                      $   0.08
---------------------------------------------------------------------------------------------------------------

   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the acquisition date, nor is it necessarily indicative of future operating results.


5. LONG-TERM DEBT

   On November 2, 1998 the Company and its lenders executed an amendment to the Credit Agreement which modified certain restrictive financial covenants and provided greater flexibility with respect to certain investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million. As part of the November 2, 1998 amendment, the lenders waived the Company's financial covenant violation (interest coverage ratio) for the quarter ended September 27, 1998. The Credit Agreement currently provides that the Company and its subsidiaries can borrow up to $125 million, and gives the Company an option to increase its borrowing limit by an additional $25 million, provided certain conditions are met. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate as announced by NationsBank, N.A. from time to time or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including financial covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments.

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

   At January 3, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $10.1 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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


6. ACCOUNTING CHANGE

   On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus ruling which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million before tax of the previously capitalized costs associated with this project was expensed in the first fiscal quarter of 1998, as a change in accounting method. A one-time charge of $1.2 million after tax or $0.11 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced quarterly net earnings to $1.0 million or $0.10 per fully diluted share.


7. RESTRUCTURING AND IMPAIRMENT OF ASSETS

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

   In connection with the closure of the plants announced in 1998, $5.4 million of real property is held for sale. This property includes land of $0.8 million and $4.6 million of buildings, which are held for sale at January 3, 1999. Additionally, the Company has entered into negotiations and is considering options regarding a sale-leaseback transaction for its Cincinnati, Ohio facility. The Company plans to complete this transaction by the third quarter of fiscal 1999; therefore, the Company has reclassified the appraised value of $6.0 million for the land and building to assets held for sale.

   During fiscal 1998, the Company charged approximately $1.7 million against the restructuring reserve for severance benefits. In connection with the plant closures, the plan was for the termination of 210 employees. As of January 3, 1999, all employees have been terminated.

   During the first quarter of fiscal 1999, the Company charged approximately $0.5 million against the 1998 restructuring reserve for facility closure costs.


8. CONTINGENCIES

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

   The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. In addition, an environmental review undertaken after the acquisition identified certain environmental compliance issues relating to the facility. The foregoing matters could result in a requirement for the Company to investigate and remediate the facility or take other corrective action. To date, no agency has required such action and the cost of any investigation or remediation can not be reasonably estimated. BMFCC has agreed to indemnify the Company for liabilities associated with any such required investigation or remediation as follows: (i) BMFCC will bear the first $0.1 million of such liabilities relating to the environmental agency list matter discussed above and (ii) any liabilities in excess of such amount will be subject to the general environmental liability indemnification provisions of the agreement with BMFCC, which provide that BMFCC will bear 100% of the first $0.3 million of environmental liabilities, 80% of the next $3.0 million of environmental liabilities, and 65% of all environmental liabilities exceeding $3.3 million. The Company has initiated certain environmental indemnification claims against BMFCC and is in discussions with BMFCC regarding resolution of such claims.

   The current owner and former operator of the Company's recently acquired Trenton, New Jersey facility, U.S. Eagle Litho ("U.S. Eagle"), is required to investigate and remediate contamination at that location under the New Jersey Industrial Site Recovery Act ("IRSA"). U.S. Eagle, which owns the Trenton facility and leases it to the Company, became obligated to fully investigate and remediate areas of concern at the Trenton facility when it sold certain assets of its Trenton can manufacturing business in 1988. U.S. Eagle is currently conducting soil and groundwater remediation at several identified areas of concern at the site. Under ISRA, U.S. Eagle is fully responsible for investigation and remediation of the identified areas of concern. The Company is not responsible for any costs to investigate or clean-up past releases being addressed by U.S. Eagle. In addition, this matter is indemnified by U.S. Can subject to certain limitations.

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

   Sales of aerosol cans have historically comprised approximately 11% of the Company's annual general line sales. Federal and certain state environmental agencies have issued, and may in the future issue, environmental regulations which have the effect of requiring reformulation by consumer product manufacturers (the Company's customers) of aerosol propellants or aerosol-delivered consumer products to mitigate air quality impacts (principally related to lower atmosphere ozone formulation). Industry sources believe that aerosol product manufacturers can successfully achieve any required reformulation. There can be no assurance, however, that reformulation can be accomplished in all cases with satisfactory results. Failure by the Company's customers to successfully achieve such reformulation could affect the viability of aerosol cans as product delivery containers and thereby have a material adverse effect on the Company's sales of aerosol cans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Net sales increased 14.0% in the first quarter of fiscal 1999 to $105.0 million from $92.1 million in the first quarter of fiscal 1998. This increase was due to the incremental sales volume provided from the U.S. Can Acquisition and additional shipping days in the quarter compared to 1998.

Cost of products sold (excluding depreciation and amortization) increased 16.5% in the first quarter of fiscal 1999 to $89.3 million from $76.6 million in the same period of fiscal 1998. Cost of products sold as a percentage of net sales increased from 83.2% in the first quarter of fiscal 1998 to 85.1% in the first quarter of fiscal 1999. These increases are due to the impact of the U.S. Can Acquisition, start-up costs of new equipment and plant rationalization in the first quarter of fiscal 1999. The facilities acquired under the U.S. Can Acquisition have historically experienced significantly higher costs as a percentage of sales compared to the Company's existing facilities. The Company intends to rationalize, reengineer and recapitalize these acquired facilities as part of it's strategic 3-R program.

Depreciation and amortization expense increased $1.1 million in the first quarter of fiscal 1999 to $4.6 million from $3.5 million in the first quarter of fiscal 1998. The increase is due to additional depreciation and amortization on the assets acquired in the U.S. Can Acquisition and increased depreciation resulting from the Company's capital expenditure program.

Selling and administrative costs increased 1.5% to $4.9 million in the first quarter of fiscal 1999 from $4.8 million in the first quarter of fiscal 1998. Selling and administrative costs as a percentage of net sales decreased 0.6% to 4.6% in the first quarter of fiscal 1999 from 5.2% in the first quarter of fiscal 1998. The decrease as a percent of net sales is due to the impact of the incremental sales from the U.S. Can Acquisition and cost containment efforts of the Company.

Interest expense increased $0.2 million in the first quarter of fiscal 1999 to $3.7 million from $3.5 million in the first quarter of fiscal 1998. This increase is due to an increase in borrowing to fund the U.S. Can Acquisition.

Income before taxes and cumulative effect of change in accounting decreased $1.3 million to $2.4 million in the first quarter of fiscal 1999, from $3.7 million in the first quarter of fiscal 1998. This decrease is due to the factors discussed above.

Diluted earnings per share, excluding the effect of an accounting change, were $0.15 per share for the first quarter of fiscal 1999 compared to $0.22 per share for the same period of 1998. After giving effect to the $0.11 charge related to the cumulative accounting change recognized in the first quarter of 1998, diluted earnings per share were $0.10. There was no corresponding charge for the first quarter of fiscal 1999. The weighted average diluted shares outstanding were 9.6 million and 10.2 million for the respective quarters.

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

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for operations, capital expenditures and acquisitions during the quarter ending January 3, 1999 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At January 3, 1999, the Company had availability under the existing Credit Agreement to borrow an additional $51.6 million, plus an additional $25 million if certain conditions are met.

During the first quarter of fiscal 1999, net cash used in operating activities was $1.7 million compared to $10.4 million used during the first quarter of fiscal 1998. Net cash was provided by net income, depreciation, amortization and reductions of accounts receivable, other assets and income taxes receivable.
Net cash was used to reduce accounts payable and accrued liabilities and to increase inventories.

During the first quarter of fiscal 1999, net cash used in investing activities was $44.0 million compared to $8.6 million used in the first quarter of fiscal 1998. The Company used $31.0 million for the U. S. Can Acquisition and subsequently signed a binding letter of intent to sell the tinplate services business acquired in the U. S. Can Acquisition. Cash of $4.3 million used to fund working capital and operating losses of the acquired tinplate services business since the acquisition, is classified on the balance sheet as assets held for sale. Capital expenditures of $8.8 million in the first quarter of fiscal 1999 represent a decrease of $0.2 million from the first quarter of fiscal 1998. The Company intends to invest approximately $28 million on capital expenditures during fiscal 1999.

During the first quarter of fiscal 1999, net cash provided by financing activities $44.5 million compared to $18.7 million provided during the first quarter of fiscal 1998. Cash provided by financing activities included $51.8 million of borrowings under the Company's Credit Agreement. Unpresented bank drafts decreased $6.1 million during the first fiscal quarter of 1999. The Company repurchased $0.8 million of its common stock during the first quarter of fiscal 1999 under the Company's common stock repurchase program.

At January 3, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $10.1 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, payment for additional acquisitions, repurchase of common stock, and servicing debt.

Management believes that cash provided from borrowings available under the Credit Agreement and operations will provide it with sufficient liquidity to meet its operating needs and continue the Company's capital expenditure initiatives for the next twelve months. The Company continues to pursue growth strategies and acquisition opportunities in the container industry and in connection therewith may incur additional indebtedness.


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

The Company determined that it would be required to replace or modify significant portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 issue can be mitigated with regard to the Company's material business application software. However, if such modifications and conversions are not made, or are not timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

The Company is currently utilizing, and will continue to utilize, internal and external resources to implement, reprogram or replace, and test software and related assets affected by the Year 2000 issue. The Company intends to complete the majority of its efforts in this area by mid-year 1999, leaving adequate time to assess and correct any significant issues that may materialize. As of January 3, 1999, the Company has incurred approximately $17.3 million for ERP system upgrades and replacements related to the Year 2000 project. The total remaining cost of the ERP system and the Year 2000 project is estimated at $5 - 8 million and is being funded through operating cash flows. Of the total project cost, approximately $18 - 23 million is attributable to the purchase and implementation of the new hardware and software which will be capitalized. The remainder will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

The Company's Year 2000 Steering Committee is developing contingency plans intended to mitigate the possible disruptions that may result from the Year 2000 issue. The company's contingency plans may include the use of alternative suppliers, stock piling of raw materials, increased inventory levels and other
appropriate measures.   At present the Company has made reasonable efforts to
ensure key suppliers and customers have instituted some measure of readiness and has requested written response from each. In key operating areas, the Company has requested meetings with suppliers to review Year 2000 plans and contingency options. The contingency plans and the related cost estimates will be revised as additional information becomes available. The Company intends to complete the majority of its contingency planning by mid-year 1999.

The Company believes that the most reasonable and likely worst-case scenario for the Company with respect to the Year 2000 issue is the failure of a critical vendor, including but not limited to a utility or steel supplier, to provide required goods and/or services after December 31, 1999. Such a failure could result in temporary production outages and lost sales and profits. The Company believes that because of the geographic dispersion of its operations, it is unlikely an isolated third-party failure would have a material adverse effect on the Company's results of operations, financial condition, or cash flow. The Company also believes that the formulation of its contingency plans should provide reasonable measures to reduce the severity and length of any possible disruptions and losses. However, because the Company's Year 2000 issue compliance is dependent upon key third party readiness, there can be no assurance that the Company's Year 2000 issue compliance efforts will preclude a Year 2000 issue or a series of issues outside its direct control from adversely affecting its results of operations, financial condition, or cash flow. In addition, although not anticipated, any failure by the Company to correct critical internal computer systems before Year 2000 could also have such an adverse effect.

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

NOTE: THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS AS ENCOURAGED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS CONTAINED IN THIS DOCUMENT, OTHER THAN HISTORICAL INFORMATION, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGEMENT ON WHAT THE FUTURE HOLDS. A VARIETY OF FACTORS COULD CAUSE BUSINESS CONDITIONS AND THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPECTED BY THE COMPANY OR EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE WITHOUT LIMITATION, TIMING AND COST OF PLANT START-UP AND CLOSURE, THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND IMPLEMENT ITS 3R STRATEGIC INITIATIVES; LABOR UNREST; CHANGES IN MARKET PRICE OR MARKET DEMAND; CHANGES IN RAW MATERIAL COSTS OR AVAILABILITY; LOSS OF BUSINESS FROM CUSTOMERS; UNANTICIPATED EXPENSES; CHANGES IN FINANCIAL MARKETS; POTENTIAL EQUIPMENT MALFUNCTIONS; THE COMPANY'S ABILITY TO IDENTIFY AND REMEDY YEAR 2000 ISSUES; THE TIMING AND COSTS OF PLANT START-UP AND CLOSURES AND THE OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Credit Agreement permits the Company to borrow up to $125 million, plus an additional $25 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR plus 1.125% at the option of the Company. At January 3, 1999, the Company has borrowings under the Credit Agreement of $73.4 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $0.2 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company also filed a Current Report of Form 8-K dated November 9, 1998 to report the consummation of the U. S. Can Acquisition.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY  Corporation
                                         (Registrant)


Date:  February 16, 1999                      By: /s/ John M. Casey
                                                  --------------------
                                              John M. Casey
                                              Executive Vice President &
                                              Chief Financial Officer



Form 10-Q: For the quarterly period ending January 3, 1999.

                               INDEX TO EXHIBITS
           ---------------------------------------------------------


     EXHIBIT
        NO.                     DESCRIPTION OF DOCUMENT
     ---------           ---------------------------------------

      10.36 Asset purchase agreement between BMAT, Inc. and the United States Can Company dated November 9, 1998. Incorporated by Reference to the Company's Current Report of Form 8-K. (File No. 0-26178)



___________