Form 10-Q
period 1999-04-04
BWAY CORP
filed 1999-05-19
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 4, 1999

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

There were 9,323,318 shares of Common Stock ($.01 par value) outstanding as of May 12, 1999.

                               BWAY Corporation
                         QUARTERLY REPORT ON FORM 10-Q
                             For the quarter ended
                                 April 4, 1999

                                     INDEX
                                                                    Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at April 4, 1999
           and September 27, 1998  (Unaudited)                             3

         Consolidated Statements of Income for the three month
           and six month periods ended April 4, 1999 and
           March 29, 1998  (Unaudited)                                     4

         Consolidated Statements of Cash Flows for the six
           month periods ended April 4, 1999 and March 29, 1998
           (Unaudited)                                                     5-6

         Notes to Consolidated Financial Statements (Unaudited)            7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities and Use of Proceeds                         17

Item 3.  Defaults upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Part I.     Financial Information
    Item 1.     Financial Statements


                               BWAY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In Thousands, Except Share and per Share Data)

---------------------------------------------------------------------------------------------
                                                                   April 4,   September 27,
ASSETS                                                              1999         1998
  CURRENT ASSETS:
     Cash and cash equivalents                                   $   2,959    $   2,303
     Accounts receivable, net of allowance of $526 at
         April 4, 1999 and $533 at September 27, 1998               45,397       35,574
     Inventories                                                    52,409       39,723
     Deferred tax asset                                              8,865        4,251
     Assets held for sale                                           17,231        5,377
     Other current assets                                            1,590        4,099
                                                                 ---------    ---------
        Total Current Assets                                       128,451       91,327
                                                                 ---------    ---------
  PROPERTY, PLANT AND EQUIPMENT--Net                               144,258      133,960
                                                                 ---------    ---------
  OTHER ASSETS:
     Intangible assets, net                                         89,577       82,279
     Deferred financing costs, net                                   4,104        4,298
     Other assets                                                    1,615        1,847
                                                                 ---------    ---------
          Total Other Assets                                        95,296       88,424
                                                                 ---------    ---------
                                                                 $ 368,005    $ 313,711
                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                            $  62,123    $  57,095
     Accrued salaries & wages                                        6,830        9,740
     Other current liabilities                                      22,371       17,124
     Accrued rebates                                                 5,453        5,959
     Current maturities of long-term debt                              432          672
                                                                 ---------    ---------
           Total Current Liabilities                                97,209       90,590
                                                                 ---------    ---------
  LONG-TERM DEBT                                                   163,900      121,600

  LONG-TERM LIABILITIES:
     Deferred income taxes                                          16,408       15,118
     Other long-term liabilities                                     9,211        9,215
                                                                 ---------    ---------
           Total Long Term Liabilities                              25,619       24,333
                                                                 ---------    ---------
COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, authorized 5,000 shares           --          --
   Common stock, $.01 par value; authorized 24,000,000 shares,
     Issued 9,851,002                                                   99           99
   Additional paid-in capital                                       37,240       37,395
   Retained earnings                                                54,883       50,192
                                                                 ---------    ---------
                                                                    92,222       87,686
   Less treasury stock, at cost, 527,684 and 490,384
     (April 4, 1999 and September 27, 1998)                        (10,945)     (10,498)
                                                                 ---------    ---------
         Total Stockholders' Equity                                 81,277       77,188
                                                                 ---------    ---------
                                                                 $ 368,005    $ 313,711
                                                                 =========    =========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except per Share Data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended        Six Months Ended
                                                           -----------------------    --------------------
                                                             April 4,    March 29,     April 4,   March 29,
                                                              1999         1998         1999        1998
NET SALES                                                   $ 121,536    $ 101,165    $ 226,522    $ 193,279

COSTS, EXPENSES AND OTHER:

   Cost of products sold (excluding
     depreciation and amortization)                           102,504       83,819      191,805      160,451

   Depreciation and amortization                                4,623        3,358        9,224        6,885

   Selling and administrative expense                           5,459        5,117       10,328        9,916

   Interest expense, net                                        3,505        3,493        7,189        6,989

   Gain on curtailment of postretirement medical benefits        --         (1,547)        --         (1,547)

   Other, net                                                    (264)         148         (182)          86
                                                            ---------    ---------    ---------    ---------
         Total costs, expenses and other                      115,827       94,388      218,364      182,780
                                                            ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                                     5,709        6,777        8,158       10,499

PROVISION FOR INCOME TAXES                                      2,425        2,831        3,467        4,357
                                                            ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                                           3,284        3,946        4,691        6,142

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR SYSTEMS DEVELOPMENT
 COSTS--NET OF RELATED TAX BENEFIT OF $823                      --           --           --         (1,161)
                                                            ---------    ---------    ---------    ---------
NET INCOME                                                  $   3,284    $   3,946    $   4,691    $   4,981
                                                            =========    =========    =========    =========

EARNINGS PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:

Basic Earnings Per Common Share                             $    0.35    $    0.42    $    0.50    $    0.64
                                                            =========    =========    =========    =========
Weighted Average Basic Common Shares Outstanding                9,320        9,473        9,326        9,614
                                                            =========    =========    =========    =========

Diluted Earnings Per Common Share                           $    0.35    $    0.40    $    0.49    $    0.61
                                                            =========    =========    =========    =========
Weighted Average Diluted Common Shares Outstanding              9,435        9,968        9,503       10,076
                                                            =========    =========    =========    =========

EARNINGS PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:

Basic Earnings Per Common Share                             $    0.35    $    0.42    $    0.50    $    0.52
                                                            =========    =========    =========    =========
Weighted Average Basic Common Shares Outstanding                9,320        9,473        9,326        9,614
                                                            =========    =========    =========    =========
Diluted Earnings Per Common Share                           $    0.35    $    0.40    $    0.49    $    0.49
                                                            =========    =========    =========    =========
Weighted Average Diluted Common Shares Outstanding              9,435        9,968        9,503       10,076
                                                            =========    =========    =========    =========


See notes to consolidated financial statements



                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
______________________________________________________________________________________________________
                                                                                   Six Months Ended
                                                                                 ---------------------
                                                                                 April 4,    March 29,
                                                                                   1999        1998
OPERATING ACTIVITIES:
Net Income                                                                      $  4,691    $  4,981
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
  Depreciation                                                                     7,267       5,089
  Amortization of intangibles                                                      1,957       1,796
  Amortization of deferred financing costs                                           367         367
  Curtailment gain                                                                  --        (1,547)
  Cumulative effect of change in accounting principle (net)                         --         1,161
  Provisions for doubtful accounts                                                    (7)         78
  (Gain) / Loss on disposition of property, plant and equipment                     (186)         49
  Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable                                                              921      (2,484)
    Inventories                                                                   (8,216)     (6,347)
    Other assets                                                                   3,753      (1,146)
    Accounts payable                                                               9,832      (5,908)
    Accrued liabilities                                                           (5,150)     (3,898)
    Income taxes, net                                                              4,018         658
                                                                                --------    --------
        Net cash provided by (used in) operating activities                       19,247      (7,151)
                                                                                --------    --------
INVESTING ACTIVITIES:
   Capital expenditures                                                          (15,374)    (17,485)
   Proceeds from disposition of property, plant and equipment                      4,420         365
   Acquisitions, net of cash acquired                                            (30,187)       --
   Assets held for sale                                                          (10,916)       --
   Other                                                                            (128)       --
                                                                                --------    --------
       Net cash used in investing activities                                     (52,185)    (17,120)
                                                                                --------    --------
FINANCING ACTIVITIES:
   Net  borrowings under bank credit agreement                                    42,300      38,100
   Repayments on long-term debt                                                     (240)       (258)
   Increase (decrease) in unpresented bank drafts                                 (7,691)     (4,368)
   Net purchases of treasury stock                                                  (602)     (8,676)
   Financing costs incurred                                                         (173)       (100)
   Other                                                                            --           668
                                                                                --------    --------
      Net cash provided by financing activities                                   33,594      25,366
                                                                                --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            656       1,095

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,303       1,374
                                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  2,959    $  2,469
                                                                                ========    ========
                                                                                          (Continued)


                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)
______________________________________________________________________________________________________
                                                                                   Six Months Ended
                                                                                 ---------------------
                                                                                 April 4,    March 29,
                                                                                   1999        1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                  $  6,979    $  6,792
                                                                                ========    ========
      Income taxes                                                              $    403    $  3,840
                                                                                ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Amounts owed for capital expenditures                                        $ 1 ,431    $    650
                                                                                ========    ========
Details of businesses acquired were as follows:
Fair value of assets acquired                                                   $ 51,400
Liabilities assumed                                                              (21,213)
                                                                                --------
Net cash paid for acquisitions                                                  $ 30,187
                                                                                ========

See notes to consolidated financial statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. GENERAL

   The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of April 4, 1999 and September 27, 1998 and for the three and six month periods ended April 4, 1999 and March 29, 1998 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the six months ended April 4, 1999 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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


2. INVENTORIES

   Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:
                                              April 4,   September 27,
                                               1999          1998
   Inventories at FIFO Cost:
     Raw materials                           $ 10,793    $  6,555
     Work-in-process                           28,382      22,695
     Finished goods                            13,457      10,696
                                             --------    --------
                                             $ 52,632    $ 39,946
   Reserve for LIFO                              (223)       (223)
                                             --------    --------
                                             $ 52,409    $ 39,723
                                             ========    ========
3. EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Current Plan. Weighted average basic common shares outstanding for the second quarter of fiscal 1999 and 1998 were 9.3 million and 9.5 million, respectively. Weighted average diluted common shares outstanding for the second quarter of fiscal 1999 and 1998 were 9.4 million and 10.0 million, respectively.


4.  ACQUISITIONS

     U.S. Can Metal Services Operations

    On November 9, 1998, BWAY acquired substantially all of the assets of the United States Can Company's metal services operations for approximately $31 million plus the assumption of certain liabilities, including trade payables, certain employee liabilities, and leases (the "U.S. Can Acquisition"). The purchase price was subject to an adjustment based upon the change in working capital from July 31, 1998 to November 9, 1998. A portion of the working capital adjustment was settled during the second quarter of fiscal 1999. This adjustment totaled $1.5 million and was comprised substantially of uncollectable accounts receivable for which BWAY was reimbursed. The acquisition includes three operating plants and one non-operating plant. The acquired facilities operate two different businesses, coating and lithography which is part of the Company's growth strategy, and tinplate metal services which is not a core business of the Company. Subsequent to the acquisition, the Company signed a binding letter of intent to sell the tinplate services business. As the result of the pending sale and the Company's 3R initiative to rationalize, reengineer and recapitalize operations, the Company has announced plans to close two of the acquired facilities.

    The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at April 4, 1999, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for the U.S. Can Acquisition have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services business which is being sold as described below. The excess purchase price over fair market value of net identifiable assets acquired was in aggregate $9.2 million.

    On November 17, 1998, the Company signed a binding letter of intent to sell the acquired tinplate services business. The tinplate services business primarily purchases, processes and sells nonprime steel to third party customers. The Company expects to finalize the sale of the tinplate services business by the end of fiscal 1999. The Company has excluded from operations losses of $1.0 million, including interest expense of $0.2 million, from the results of operations for the quarter ended April 4, 1999. The net assets to be disposed of $10.2 million are included in assets held for sale on the balance sheet. The net assets to be sold include $1.3 million in total estimated losses prior to closure before the end of fiscal 1999.

    Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchases, the Company established a reorganization liability of approximately $2.9 million, which is classified in other current liabilities. The liability represents the direct costs expected to be incurred, which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve. As of April 4, 1999, the Company had not charged any costs against the reorganization liability.

    The following pro forma results assume that the U.S. Can Acquisition occurred at the beginning of the fiscal year ended September 27, 1998 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.




                                           Three Months Ended                        Six Months Ended
                                    April 4, 1999    March 29, 1998            April 4, 1999    March 29, 1998
                                                     (In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------
Net sales                         $   121,536         $   101,165               $   235,572        $   221,736
Net income                        $     3,284         $     3,946               $     4,329        $     5,007
Earnings per common share:
       Net income - Basic         $      0.35         $      0.42               $      0.46        $      0.52
       Net income - Diluted       $      0.35         $      0.40               $      0.46        $      0.50
--------------------------------------------------------------------------------------------------------------

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of fiscal 1998, nor is it necessarily indicative of future operating results.

5.  LONG-TERM DEBT

    On November 2, 1998, the Company and its lenders executed an amendment to the Credit Agreement, which modified certain restrictive financial covenants and provided greater flexibility with respect to certain investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million. The Credit Agreement currently provides that the Company and its subsidiaries can borrow up to $125 million, and gives the Company an option to increase its borrowing limit by an additional $25 million, provided certain conditions are met. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate as announced by Bank of America (formerly NationsBank, N.A.) from time to time or LIBOR, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including financial covenants, which require the

    Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments.

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

    At April 4, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $11.3 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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


6.  ACCOUNTING CHANGE

    On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus ruling, which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million before tax of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting method. A one-time charge of $1.2 million after tax or $0.11 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced first quarter of 1998 net earnings to $1.0 million or $0.10 per fully diluted share.


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

    The 1998 restructuring and impairment charge totaled $11.5 million and consisted of the following: $7.8 million related to the closure of the plants and transportation department and $3.7 million related to other asset impairments. The $7.8 million related to the plant and transportation department closure includes $2.1 million for severance costs, $2.2 million for other facility closure costs and $3.5 million for asset impairments related to the plant shut-downs. In connection with the closure of the plants announced in 1998, $1.2 million of real property is held for sale. (See Note 8.)

    During fiscal 1998, the Company charged approximately $1.7 million against the restructuring reserve for severance benefits. In connection with the plant closures, the plan was for the termination of 210 employees. As of January 3, 1999, all employees were terminated.

    During the second quarter of fiscal 1999, the Company charged approximately $0.4 million against the 1998 restructuring reserve for facility closure costs.

8.  ASSETS HELD FOR SALE

    In connection with the closure of the plants announced in 1998, $1.2 million of real property is held for sale. This property includes land of $0.2 million and $1.0 million of buildings, which are held for sale at April 4, 1999. On March 25, 1999, the Company sold the Solon, Ohio facility for $4.5 million resulting in a net gain of $0.2 million.

    Additionally, the Company has entered into negotiations and is considering options regarding a sale-leaseback transaction for its Cincinnati, Ohio facility. The Company plans to complete this transaction by the third quarter of fiscal 1999; therefore, the Company has reclassified the net book value of $6.0 million for the land and building to assets held for sale. These transactions are the result of the Company's 3R initiative to rationalize, reengineer and recapitalize operations.


9.  CONTINGENCIES

      Environmental

    The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There are no material capital expenditures relating to environmental compliance expected for fiscal 1999 or fiscal 2000.

    Pursuant to the terms of the Company"s 1989 acquisition of certain facilities from Owens-Illinois, its fiscal 1996 acquisition of facilities from Van Dorn Company ("Van Dorn"), the BSNJ Acquisition, the MCC Acquisition, and the November 9, 1998 U.S. Can Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnification's, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

    Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company"s 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. The Company and Owens-Illinois are currently finalizing a consent order with DNR, which would establish a schedule for completing such investigation (all but a small portion of such investigation to be completed and funded by Owens-Illinois). Management does not believe that the final resolution of this matter will have a material adverse effect on the results of operations or financial condition of the Company.

    The Cincinnati facility, which was acquired in the MCC Acquisition, is listed on environmental agency lists as a site that may require investigation for potential contamination. In addition, an environmental review undertaken after the acquisition identified certain environmental compliance issues relating to the facility. The foregoing matters could result in a requirement for the Company to investigate and remediate the facility or take other corrective action. To date, no agency has required such action and the cost of any investigation or remediation cannot be reasonably estimated. BMFCC has agreed to indemnify the Company for liabilities associated with any such required investigation or remediation as follows: (i) BMFCC will bear the first $0.1 million of such liabilities relating to the environmental agency list matter discussed above and (ii) any liabilities in excess of such amount will be subject to the general environmental liability indemnification provisions of the agreement with BMFCC, which provide that BMFCC will bear 100% of the first $0.3 million of environmental liabilities, 80% of the next $3.0 million of environmental liabilities, and 65% of all environmental liabilities exceeding $3.3 million. The Company has initiated certain environmental indemnification claims against BMFCC and is in discussions with BMFCC regarding resolution of such claims.

    The current owner and former operator of the Company"s recently acquired Trenton, New Jersey facility, U.S. Eagle

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Net sales increased 20.1% in the second quarter of fiscal 1999 to $121.5 million from $101.2 million in the second quarter of fiscal 1998. Net sales for the six months ended April 4, 1999 increased 17.2% to $226.5 million compared to $193.3 million for the six months ended March 29, 1998. This increase was largely due to a combination of incremental sales volume provided from the U.S. Can Acquisition and by moderate improvement in general line sales.

Cost of products sold (excluding depreciation and amortization) increased 22.3% in the second quarter of fiscal 1999 to $102.5 million from $83.8 million in the same period of fiscal 1998. The increase is attributable primarily to the incremental sales volume provided from the U.S. Can Acquisition and by moderate improvement in general line sales; and to a lessor extent, start-up costs of new equipment and plant rationalization costs. Cost of products sold for the six months ended April 4, 1999 increased 19.5% to $191.8 million compared to $160.5 million for the six months ended March 29, 1998. Cost of products sold as a percentage of net sales increased from 82.9% in the second quarter of fiscal 1998 to 84.3% in the second quarter of fiscal 1999. This increase results primarily from incremental sales of the U.S. Can Acquisition which historically had significantly higher associated cost of sales.

Depreciation and amortization expense increased $1.2 million in the second quarter of fiscal 1999 to $4.6 million from $3.4 million in the second quarter of fiscal 1998. Depreciation and amortization expense for the six months ended April 4, 1999 increased 33.9% to $9.2 million compared to $6.9 million for the six months ended March 29, 1998. The increase is primarily due the U.S. Can Acquisition and the Company's capital expenditure program.

Selling and administrative costs increased $0.3 million to $5.4 million in the second quarter of fiscal 1999 from $5.1 million in the second quarter of fiscal 1998. Selling and administrative costs for the six months ended April 4, 1999 increased 4.2% to $10.3 million compared to $9.9 million for the six months ended March 29, 1998. Selling and administrative costs as a percentage of net sales decreased 0.6% to 4.5% in the second quarter of fiscal 1999 from 5.1% in the second quarter of fiscal 1998. The decrease as a percent of net sales is due primarily to the impact of the incremental sales volume from the U.S. Can Acquisition.

Interest expense for the second quarter of fiscal 1999 and fiscal 1998 were essentially the same at $3.5 million. Interest expense for the six months ended April 4, 1999 increased 2.9% to $7.1 million compared to $6.9 million for the six months ended March 29, 1998. Interest expense as a percentage of net sales decreased 0.6% to 2.9% in the second quarter of fiscal 1999 from 3.5% in the second quarter of fiscal 1998.

Income before income taxes and cumulative effect of change in accounting decreased $1.1 million to $5.7 million in the second quarter of fiscal 1999, from $6.8 million in the second quarter of fiscal 1998. This decrease is due primarily to the gain on curtailment of post retirement medical benefits recorded in the second quarter of fiscal 1998.

Diluted earnings per share, excluding the effect of an accounting change, were $0.35 per share for the second quarter of fiscal 1999 compared to $0.40 per share for the same period of 1998. The weighted average diluted shares outstanding were 9.4 million and 10.0 million for the respective quarters.

On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus, which affects the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF ruling, a portion of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting method. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities was recorded in the first quarter of fiscal 1998. There was no corresponding charge for the first or second quarter of fiscal 1999.

                        Liquidity and Capital Resources

The Company's cash requirements for operations, capital expenditures and acquisitions during the six months ending April 4, 1999 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At April 4, 1999, the Company had availability under the existing Credit Agreement to borrow an additional $61.1 million, plus an additional $25 million if certain conditions are met.

During the first six months of fiscal 1999, net cash provided by operating activities was $19.2 million compared to $7.2 million used during the first six months of fiscal 1998. Net cash was provided by net income, reductions of accounts receivable, other assets and income taxes receivable, and increases in accounts payable.

During the first six months of fiscal 1999, net cash used in investing activities was $52.0 million compared to $17.1 million used in the first six months of fiscal 1998. Capital expenditures during the first half of fiscal 1999 totaled $15.4 million of which $6.6 was spent during the second quarter of fiscal 1999. The Company intends to invest approximately $30 million on capital expenditures during fiscal 1999. During the second quarter of fiscal 1999, the Company received $4.5 million from the sale of its Solon, Ohio plant which was shut down late in fiscal 1998. During the first quarter of 1999, the Company used $31.0 million for the U.S. Can Acquisition.

Net cash provided by financing activities during the first six months of fiscal 1999 was $33.6 million compared to $25.4 million provided during the first six months of fiscal 1998. Cash provided by financing activities for the first six months of fiscal 1999 included $42.3 million of borrowings under the Company's Credit Agreement. Unpresented bank drafts decreased $7.7 million during the first six months of 1999. The Company repurchased $0.6 million of its common stock during the first six months of fiscal 1999 under the Company's common stock repurchase program.

At April 4, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $11.3 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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

During 1998, the Company initiated the implementation of Enterprise Resource Planning (ERP) software to replace the Company's core business applications, which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected to add functionality and efficiency in the business processes of the Company in the normal course of upgrading its systems to address its business needs. In addition, the Company established a Year 2000 Steering Committee in May 1998 to analyze and assess the remainder of its business not addressed by the ERP software. The Steering Committee has executive officers of the Company as its members. The Steering Committee is responsible for the formulation of the Company's Year 2000 project.

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

The Company is currently utilizing, and will continue to utilize, internal and external resources to implement, reprogram or replace, and test software and related assets affected by the Year 2000 issue. The Company intends to complete the majority of its efforts in this area by mid-year 1999, leaving adequate time to assess and correct any significant issues that may materialize. As of April 4, 1999, the Company has incurred approximately $18.8 million for ERP system upgrades and replacements related to the Year 2000 project. The total remaining cost of the ERP system and the Year 2000 project is estimated at $5 - 8 million and is being funded through operating cash flows. Of the total project cost, approximately $18 - 23 million is attributable to the purchase and implementation of the new hardware and software, which will be capitalized. The remainder will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

The Company's Year 2000 Steering Committee is developing contingency plans intended to mitigate the possible disruptions that may result from the Year 2000 issue. The company's contingency plans may include the use of alternative suppliers, stock piling of raw materials, increased inventory levels and other appropriate measures. At present, the Company has made reasonable efforts to ensure key suppliers and customers have instituted some measure of readiness and has requested written response from each. In key operating areas, the Company has requested meetings with suppliers to review Year 2000 plans and contingency options. The contingency plans and the related cost estimates will be revised as additional information becomes available. The Company intends to complete the majority of its contingency planning by mid-year 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's Credit Agreement permits the Company to borrow up to $125 million, plus an additional $25 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR plus 1.125% at the option of the Company. At April 4, 1999, the Company has borrowings under the Credit Agreement of $63.9 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $0.2 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on February 19, 1999. See
Exhibit 22.1 for a report of the voting on the matters considered at the meeting.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

See Index of Exhibits

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BWAY  Corporation
                                                  (Registrant)


Date:    May 19, 1999                             By: /s/ John M. Casey
                                                      -----------------
                                                  John M. Casey
                                                  Executive Vice President &
                                                  Chief Financial Officer























Form 10-Q: For the quarterly period ending April 4, 1999.

                               INDEX TO EXHIBITS


Exhibit
   No.                       Description of Document
-------              -----------------------------------------------------
  22.1               Certificate and Report of Inspector of Elections for
                     the Annual Meeting for the Stockholders of BWAY
                     Corporation dated February 19, 1999.








___________