Form 10-Q
period 1999-07-04
BWAY CORP
filed 1999-08-18
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 4, 1999


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
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)



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


There were 9,315,318 shares of Common Stock ($.01 par value) outstanding as of August 11, 1999.

                               BWAY Corporation
                         QUARTERLY REPORT ON FORM 10-Q
                             For the quarter ended
                                 July 4, 1999



                                     INDEX

                                                               Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at July 4, 1999
          and September 27, 1998  (Unaudited)                        3

         Consolidated Statements of Income for the three month
          and nine month periods ended July 4, 1999 and
          June 28, 1998  (Unaudited)                                 4

         Consolidated Statements of Cash Flows for the nine
          month periods ended July 4, 1999 and June 28, 1998
          (Unaudited)                                                5-6

         Notes to Consolidated Financial Statements (Unaudited)      7-11


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       12-16


Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                               17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          18

Item 2.  Changes in Securities and Use of Proceeds                  18

Item 3.  Defaults upon Senior Securities                            18

Item 4.  Submission of Matters to a Vote of Security Holders        18

Item 5.  Other Information                                          18

Item 6.  Exhibits and Reports on Form 8-K                           18

Part I.     Financial Information
  Item 1.     Financial Statements

                               BWAY  CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and per Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                                                       July 4,       September 27,
ASSETS                                                                                  1999             1998
                                                                                     (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents                                                        $  4,185           $  2,303
     Accounts receivable, net of allowance of $586 at
        July 4, 1999 and $533 at September 27, 1998                                     55,764             35,574
     Inventories                                                                        49,628             39,723
     Deferred tax asset                                                                  8,865              4,251
     Assets held for sale                                                               10,462              5,377
     Other current assets                                                                2,716              4,099
                                                                                      --------           --------
          Total Current Assets                                                         131,620             91,327
                                                                                      --------           --------

  PROPERTY, PLANT AND EQUIPMENT --  Net                                                144,117            133,960
                                                                                      --------           --------

  OTHER ASSETS:
     Intangible assets, net                                                             88,827             82,279
     Deferred financing costs, net                                                       3,917              4,298
     Other assets                                                                          400              1,847
                                                                                      --------           --------
          Total Other Assets                                                            93,144             88,424
                                                                                      --------           --------
                                                                                      $368,881           $313,711
                                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                                 $ 58,133           $ 57,095
     Accrued salaries & wages                                                            7,994              9,740
     Other current liabilities                                                          18,951             17,124
     Accrued rebates                                                                     6,543              5,959
     Current maturities of long-term debt                                                   34                672
                                                                                      --------           --------
          Total Current Liabilities                                                     91,655             90,590
                                                                                      --------           --------

  LONG-TERM DEBT                                                                       168,300            121,600

  LONG-TERM LIABILITIES:
     Deferred income taxes                                                              16,408             15,118
     Other long-term liabilities                                                         9,474              9,215
                                                                                      --------           --------
          Total Long Term Liabilities                                                   25,882             24,333
                                                                                      --------           --------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000,000 shares                           --                 --
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 (July 4, 1999 and
       September 27, 1998)                                                                  99                 99
     Additional paid-in capital                                                         37,240             37,395
     Retained earnings                                                                  56,759             50,192
                                                                                      --------           --------
                                                                                        94,098             87,686
     Less treasury stock, at cost, 535,684 and 490,384
       (July 4, 1999 and September 27, 1998)                                           (11,054)           (10,498)
                                                                                      --------           --------
          Total Stockholders' Equity                                                    83,044             77,188
                                                                                      --------           --------
                                                                                      $368,881           $313,711
                                                                                      ========           ========

   See notes to consolidated financial statements.

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except per Share Data)

--------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended      Nine Months Ended
                                                              ----------------------    ------------------
                                                               July 4,     June 28,    July 4,    June 28,
                                                                1999         1998       1999       1998

NET SALES                                                      $123,109    $107,010    $349,631   $300,289

COSTS, EXPENSES AND OTHER:

  Cost of products sold (excluding
    depreciation and amortization)                              106,857      87,696     298,662    248,147

  Depreciation and amortization                                   4,456       3,983      13,680     10,868

  Selling and administrative expense                              5,053       6,774      15,381     16,690

  Interest expense, net                                           3,549       3,323      10,738     10,312

  Gain on curtailment of postretirement medical benefits             --          --          --     (1,547)

  Provision for restructuring                                        --      11,532          --     11,532

  Other, net                                                        (69)        (31)       (251)        55
                                                               --------    --------    --------   --------

     Total costs, expenses and other                            119,846     113,277     338,210    296,057
                                                               --------    --------    --------   --------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                       3,263      (6,267)     11,421      4,232

PROVISION (BENEFIT) FOR INCOME TAXES                              1,387      (2,241)      4,854      2,116
                                                               --------    --------    --------   --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                                         1,876      (4,026)      6,567      2,116

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR SYSTEMS DEVELOPMENT
  COSTS-NET OF RELATED TAX BENEFIT OF $823                           --          --          --     (1,161)
                                                               --------    --------    --------   --------

NET INCOME (LOSS)                                              $  1,876    $ (4,026)   $  6,567   $    955
                                                               ========    ========    ========   ========

EARNINGS PER SHARE BEFORE CUMULATIVE ACCOUNTING CHANGE:
-------------------------------------------------------

Basic Earnings (Loss) Per Common Share                         $   0.20    $  (0.42)   $   0.70   $   0.22
                                                               ========    ========    ========   ========
Weighted Average Basic Common Shares Outstanding                  9,325       9,474       9,325      9,567
                                                               ========    ========    ========   ========

Diluted Earnings (Loss) Per Common Share                       $   0.20    $  (0.40)   $   0.69   $   0.21
                                                               ========    ========    ========   ========
Weighted Average Diluted Common Shares Outstanding                9,476       9,969       9,494     10,040
                                                               ========    ========    ========   ========

EARNINGS PER SHARE AFTER CUMULATIVE ACCOUNTING CHANGE:
------------------------------------------------------

Basic Earnings (Loss) Per Common Share                         $   0.20    $ ( 0.42)   $   0.70   $   0.10
                                                               ========    ========    ========   ========
Weighted Average Basic Common Shares Outstanding                  9,325       9,474       9,325      9,567
                                                               ========    ========    ========   ========

Diluted Earnings (Loss) Per Common Share                       $   0.20    $  (0.40)   $   0.69   $   0.10
                                                               ========    ========    ========   ========
Weighted Average Diluted Common Shares Outstanding                9,476       9,969       9,494     10,040
                                                               ========    ========    ========   ========

See notes to consolidated financial statements.

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                        ----------------------------------
                                                                                        July 4,                   June 28,
                                                                                         1999                       1998
OPERATING ACTIVITIES:
Net income                                                                             $  6,567                  $    955
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
  Depreciation                                                                           10,777                     8,166
  Amortization of intangibles                                                             2,903                     2,702
  Amortization of deferred financing costs                                                  558                       551
  Curtailment gain                                                                           --                    (1,547)
  Cumulative effect of change in accounting principle (net)                                  --                     1,161
  Restructuring charge                                                                       --                    11,532
  Provision for doubtful accounts                                                            40                         4
  (Gain) / Loss on disposition of property, plant and equipment                            (186)                       90
  Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable                                                                  (9,493)                   (4,990)
    Inventories                                                                          (5,524)                   (5,070)
    Other assets                                                                          3,774                      (205)
    Accounts payable                                                                      9,377                    (6,290)
    Accrued liabilities                                                                  (6,273)                   (6,109)
    Income taxes, net                                                                     5,293                    (2,299)
                                                                                       --------                  --------
        Net cash provided by (used in) operating activities                              17,813                    (1,349)
                                                                                       --------                  --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (21,744)                  (27,255)
   Proceeds from disposition of property, plant and equipment                             4,420                       382
   Acquisitions, net of cash acquired                                                   (30,187)                       --
   Assets held for sale                                                                  (4,020)                       --
   Other                                                                                      -                       756
                                                                                       --------                  --------
       Net cash used in investing activities                                            (51,531)                  (26,117)
                                                                                       --------                  --------

FINANCING ACTIVITIES:
   Net borrowings under bank credit agreement                                            46,700                    33,400
   Repayments on long-term debt                                                            (638)                   (1,296)
   Increase (decrease) in unpresented bank drafts                                        (9,574)                    2,329
   Net purchases of treasury stock                                                         (711)                   (9,175)
   Financing costs incurred                                                                (177)                     (100)
   Other                                                                                     --                     1,284
                                                                                       --------                  --------
      Net cash provided by financing activities                                          35,600                    26,442
                                                                                       --------                  --------
                                                                                          1,882                    (1,024)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,303                     1,374
                                                                                       --------                  --------

                                                                                       $  4,185                  $    350
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               ========                  ========
                                                                                                               (Continued)

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                                Nine Months Ended
                                                                                      -----------------------------------
                                                                                       July 4,                   June 28,
                                                                                        1999                       1998
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                       $ 13,778                   $13,187
                                                                                      --------                   -------
       Income taxes                                                                   $   (437)                  $ 4,415
                                                                                      ========                   =======
   NONCASH INVESTING AND FINANCING ACTIVITIES:
     Amounts owed for capital expenditures
                                                                                      $      0                   $ 1,048
                                                                                      ========                   =======
   Details of businesses acquired were as follows:
   ----------------------------------------------
   Fair value of assets acquired                                                      $ 51,596
   Liabilities assumed                                                                 (21,409)
                                                                                      --------
   Net cash paid for acquisitions                                                     $ 30,187
                                                                                      --------


See notes to consolidated financial statements.

                                BWAY CORPORATION

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  GENERAL

 The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of July 4, 1999 and September 27, 1998 and for the three and nine month periods ended July 4, 1999 and June 28, 1998 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the nine months ended July 4, 1999 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these unaudited consolidated financial statements and the accompanying notes are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

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


2. INVENTORIES

 Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                              July 4,   September 27,
                               1999          1998
Inventories at FIFO Cost:
 Raw materials                $ 7,908         $ 6,555
 Work-in-process               31,605          22,695
 Finished goods                10,338          10,696
                              -------         -------
                              $49,851         $39,946
Reserve for LIFO                 (223)           (223)
                              -------         -------
                              $49,628         $39,723
                              =======         =======

3. EARNINGS PER COMMON SHARE

 Earnings per common share are based on the weighted average number of common shares outstanding during each period presented, including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Current Plan. Weighted average basic common shares outstanding for the third quarter of fiscal 1999 and 1998 were 9.3 million and 9.5 million, respectively. Weighted average diluted common shares outstanding for the third quarter of fiscal 1999 and 1998 were
 9.5 million and 10.0 million, respectively.


4.   ACQUISITIONS

  U.S. Can Metal Services Operations

 On November 9, 1998, BWAY acquired substantially all of the assets of the United States Can Company's metal services operations for approximately $31 million plus the assumption of certain liabilities, including trade payables, certain employee liabilities, and leases (the "U.S. Can Acquisition"). The purchase price was subject to an adjustment based upon the change in working capital from July 31, 1998 to November 9, 1998. A portion of the working capital adjustment was settled during the second quarter of fiscal 1999. This adjustment totaled $1.5 million and was comprised of uncollectable accounts
 receivable for which BWAY was reimbursed.   The acquisition included three
 operating plants and one non-operating plant. The acquired facilities operate two different businesses, coating and lithography which is part of the Company's growth strategy, and tinplate metal services which is not a core business of the Company. Subsequent to the acquisition, the Company signed a binding letter of intent to sell the tinplate services business. In anticipation of the sale, the Company closed a tinplate metal services facility in Brookfield, Ohio. As part of the Company's 3R initiative to rationalize, reengineer and recapitalize operations, the Company has announced plans to close an additional acquired facility.

 The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at July 4, 1999, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. The operating results for the U.S. Can Acquisition have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services business which is being sold as described below. At July 4, 1999, the excess purchase price over fair market value of net identifiable assets acquired was in aggregate $9.4 million.

 On November 17, 1998, the Company signed a binding letter of intent to sell the acquired tinplate services business. The tinplate services business primarily purchases, processes and sells nonprime steel to third party customers. The Company expects to finalize the sale of the tinplate services business by the end of fiscal 1999. The Company has excluded from operations losses of $1.1 million, including interest expense of $0.2 million, from the results of operations for the quarter ended July 4, 1999. The net assets to be disposed of $1.9 million are included in assets held for sale on the balance sheet.

 Management has committed to a plan to exit certain activities of the acquired companies and integrate acquired assets and businesses with BWAY facilities. In connection with recording the purchase, the Company established a reorganization liability of approximately $2.9 million, which is classified in other current liabilities. The liability represents the direct costs expected to be incurred, which have no future economic benefit to the Company. These costs include charges relating to the closing of manufacturing facilities and severance costs. Finalization of the Company's integration plan may result in further adjustments to this reserve.

 The following pro forma results assume that the U.S. Can Acquisition, excluding tinplate services, occurred at the beginning of the fiscal year ended September 27, 1998 after giving effect to certain pro forma adjustments, including an adjustment to reflect the amortization of cost in excess of the net assets acquired, increased interest expense and the estimated related income tax effects.



                                               Three Months Ended                  Nine Months Ended
                                          July 4, 1999     June 28, 1998     July 4, 1999     June 28, 1998
                                                     (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------
Net sales                                      $132,159       $116,680            $358,681       $328,746
Net income (Loss)                              $  1,490       $ (3,764)           $  6,222       $  1,372
Earnings per common share:
       Net income (Loss) - Basic               $   0.16       $ ( 0.40)           $   0.67       $   0.14
       Net income (Loss)- Diluted              $   0.16       $ ( 0.38)           $   0.66       $   0.14
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

 At July 4, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $12.2 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the

Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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

The 1998 restructuring and impairment charge totaled $11.5 million and consisted of the following: $7.8 million related to the closure of the plants and transportation department and $3.7 million related to other asset impairments. The $7.8 million related to the plant and transportation department closure includes $2.1 million for severance costs, $2.2 million for other facility closure costs and $3.5 million for asset impairments related to the plant shut-downs. In connection with the closure of the plants announced in 1998, $1.2 million of real property is held for sale. (See Note 8. )

During fiscal 1998, the Company charged approximately $1.7 million against the restructuring reserve for severance benefits. In connection with the plant closures, the plan was for the termination of 210 employees. As of January 3, 1999, all employees were terminated.

Through the third quarter of fiscal 1999, the Company has charged approximately $0.4 million for facility closure costs and $1.9 million for asset impairments against the 1998 restructuring reserve.


8.  ASSETS HELD FOR SALE

In connection with the closure of the plants announced in 1998, $1.2 million of
real property is held for sale.   This property includes land of $0.2 million
and $1.0 million of buildings, which are held for sale at July 4, 1999.   During
the second quarter of fiscal 1999, the Company sold the Solon, Ohio facility for $4.5 million resulting in a net gain of $0.2 million.

Additionally, the Company has entered into negotiations and is considering its options regarding a sale-leaseback transaction for its Cincinnati, Ohio facility. The Company plans to complete this transaction in the fourth quarter of fiscal 1999; therefore, the Company has reclassified the net book value of approximately $6.0 million for the land and building to assets held for sale.


9.   CONTINGENCIES

  Environmental

The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There are no material capital expenditures relating to environmental expected for fiscal 1999 or fiscal 2000.

Pursuant to the terms of the Company's 1989 acquisition of certain facilities from Owens-Illinois, its fiscal 1996 acquisition of facilities from Van Dorn Company ("Van Dorn"), the its fiscal 1996 acquisition of the stock of Milton Can Company, Inc. (n/k/a Brockway Standard (New Jersey), Inc.) (the "BSNJ Acquisition"), its fiscal 1997 acquisition (the "MCC Acquisition") of the aerosol can business of Ball Metal Food Container Corporation ("BMFCC"), and the fiscal 1999 U.S. Can Acquisition, the sellers in each transaction are obligated, subject to certain limitations, to indemnify the Company for certain environmental matters related to the facilities or businesses they conveyed. Notwithstanding such indemnifications, the Company could bear liability in the first instance for indemnified environmental matters, subject to obtaining reimbursement. There can be no assurance that the Company will receive reimbursement with respect to the indemnified environmental matters.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations



Net sales increased 15.0% in the third quarter of fiscal 1999 to $123.1 million from $107.0 million in the third quarter of fiscal 1998. Net sales for the nine months ended July 4, 1999 increased 16.4% to $349.6 million compared to $300.3 million for the nine months ended June 28, 1998. This increase was largely due to incremental sales volume provided from the U.S. Can Acquisition, which more than offset lower general line sales.

Cost of products sold (excluding depreciation and amortization) increased 21.8% in the third quarter of fiscal 1999 to $106.9 million from $87.7 million in the same period of fiscal 1998. Cost of products sold for the nine months ended July 4, 1999 increased 20.3% to $298.7 million compared to $248.1 million for
the nine months ended June 28, 1998.   Cost of products sold as a percentage of
net sales increased from 82.0% in the third quarter of fiscal 1998 to 86.8% in the third quarter of fiscal 1999. This increase resulted primarily from incremental sales of the U.S. Can Acquisition which historically had significantly higher associated cost of sales, start-up costs of new equipment and plant rationalization costs at the Company's can assembly plants in the Northeast and Southwest. The rationalization process for the Company's Northeast and Southwest facilities is progressing at a slower rate than initially planned. Ongoing delays in construction, equipment relocations and the hiring and training of new employees has contributed to the increase in costs and is expected to continue through the first half of fiscal 2000. The Company is focused on rationalizing these facilities in the most cost effective manner possible; however, the aforementioned delays coupled with production startup and efficiencies have hampered this process.

Depreciation and amortization expense increased $0.5 million in the third quarter of fiscal 1999 to $4.5 million from $4.0 million in the third quarter of fiscal 1998. Depreciation and amortization expense for the nine months ended July 4, 1999 increased to $13.7 million compared to $10.9 million for the six months ended June 28, 1998. The increase is primarily due to the U.S. Can Acquisition and the Company's capital expenditure program.

Selling and administrative costs decreased $1.7 million to $5.1 million in the third quarter of fiscal 1999 from $6.8 million in the third quarter of fiscal 1998. The Company has committed to a plan of cost control initiatives for the fourth quarter of fiscal 1999 and for fiscal year 2000. Selling and administrative costs for the nine months ended July 4, 1999 decreased 7.8% to $15.4 million compared to $16.7 million for the nine months ended June 28, 1998. On a comparative basis, the primary decrease in the third quarter of fiscal 1999 and nine month period was primarily attributable to expenses in the third quarter of fiscal 1998 and nine month period for building infrastructure to support strategic growth. Selling and administrative costs as a percentage of net sales decreased 2.2% to 4.1% in the third quarter of fiscal 1999 from 6.3% in the third quarter of fiscal 1998. The decrease as a percent of net sales is due primarily to the impact of the incremental sales volume from the U.S. Can Acquisition.

Interest expense increased $0.2 million to $3.5 million in the third quarter of fiscal 1999 from $3.3 for the third quarter of fiscal 1998. Interest expense for the nine months ended July 4, 1999 increased $0.4 million to $10.7 million compared to $10.3 million for the nine months ended June 28, 1998. The increase in the third quarter and the nine month period is primarily attributable to increased borrowings to fund working capital, capital expenditure initiatives and the U.S. Can Acquisition.

Net income before income taxes and cumulative effect of change in accounting increased $9.6 million to $3.3 million in the third quarter of fiscal 1999, from a net loss of $6.3 million in the third quarter of fiscal 1998. This increase, in addition to the factors addressed above is due primarily to a restructuring charge of $11.5 million (pretax) in the third quarter of fiscal 1998 and to the other items noted above. The restructuring charge was related to the planned closure of three manufacturing facilities, the shift of the related production to other facilities and the elimination of an internal trucking fleet.

Diluted earnings per share were $0.20 per share for the third quarter of fiscal 1999 compared to a net loss of $0.40 per share for the same period of 1998. The weighted average diluted shares outstanding were 9.5 million and 10.0 million for the respective quarters.

                        Liquidity and Capital Resources


The Company's cash requirements for operations, capital expenditures and acquisitions during the nine months ended July 4, 1999 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At July 4, 1999, the Company had availability under the existing Credit Agreement to borrow an additional $56.7 million, plus an additional $25 million if certain conditions are met.

During the first nine months of fiscal 1999, net cash provided by operating activities was $17.8 million compared to $1.3 million used during the first nine months of fiscal 1998. The increase is primarily attributable to higher net income and depreciation, reduction in other current assets, increases in accounts payable and accrued income taxes, partially offset by increases in accounts receivable.

During the first nine months of fiscal 1999, net cash used in investing activities was $51.5 million compared to $26.1 million used in the first nine months of fiscal 1998. Capital expenditures during the first half of fiscal 1999 totaled $21.7 million of which $6.3 was spent during the third quarter of fiscal 1999. The Company intends to invest approximately $32 million on capital expenditures during fiscal 1999. During the second quarter of fiscal 1999, the Company received $4.5 million from the sale of its Solon, Ohio plant which was shut down late in fiscal 1998. During the first quarter of 1999, the Company used $30.2 million for the U.S. Can Acquisition.

Net cash provided by financing activities during the first nine months of fiscal 1999 was $35.6 million compared to $26.4 million provided during the first nine months of fiscal 1998. Cash provided by financing activities for the first nine months of fiscal 1999 included $46.7 million of borrowings under the Company's Credit Agreement. Unpresented bank drafts decreased $9.6 million during the first nine months of 1999. The Company issued and repurchased $0.7 million of its common stock during the first nine months of fiscal 1999 under the Company's common stock repurchase program.

At July 4, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $12.2 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

The Company has historically financed its operations through cash provided by operations and by borrowings under its credit agreements. BWAY's future principal uses of cash will be for payment of operating expenses, funding capital investments, repurchase of common stock, and servicing debt.

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

The Steering Committee identified those IT systems that were considered mission critical to the business. Of the identified mission critical systems, the Company is currently instituting remediation through a global ERP software implementation. All other systems are presently being replaced or upgraded to adequately address the Year 2000 issue. Approximately 74% of the mission critical systems have been remediated as of July 4, 1999. The Company anticipates that the remaining mission critical implementations, along with other non-compliant systems will be completed during the second half of calendar 1999. Testing of critical systems will be completed on an ongoing basis during the second half of calendar 1999.

During 1999, the Company has performed a comprehensive review and evaluation of embedded systems within its manufacturing facilities. This evaluation is ongoing and is intended to inventory and evaluate embedded systems and their
Year 2000 compliance and associated risk.   Upgrades and replacements will be
performed as needed and will be incurred as a part of normal maintenance programs. Associated costs are not expected to be significant. The Company cannot fully eliminate the potential impact on all embedded system non-compliance; however, at present the overall risk appears to be low.

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

The Company is currently utilizing, and will continue to utilize, internal and external resources to implement, reprogram or replace, and test software and related assets affected by the Year 2000 issue. The Company intends to complete the majority of its efforts in this area by the end of fiscal 1999, leaving adequate time to assess and correct any significant issues that may materialize. As of July 4, 1999, the Company has incurred approximately $20.3 million for ERP system upgrades and replacements related to the Year 2000 project. The total remaining cost of the ERP system and the Year 2000 project is estimated at $5--8 million and is being funded through operating cash flows. Of the total project cost, approximately $18--23 million is attributable to the purchase and implementation of the new hardware and software, which will be capitalized. The remainder will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

The Company's Year 2000 Steering Committee has developed contingency plans intended to mitigate the possible disruptions that may result from the Year 2000 issue. The company's contingency plans include the use of alternative suppliers, stock piling of raw materials, increased inventory levels and other
appropriate measures necessary to operate its factories.   At present, the
Company has made reasonable efforts to ensure key suppliers and customers have instituted some measure of readiness and has requested written response from each. In key operating areas, the Company has conducted meetings with suppliers
to review Year 2000 plans and contingency options.   Internal contingency plans
provide the necessary readiness to address most supply chain, manufacturing and delivery interruptions. The Company has instituted a formal communication network to handle all internal and external communications during January 2000. This network will provide on-call internal an external support to effect timely
remediation of Year 2000 issues.   The contingency plans and the related cost
estimates will be revised as additional information becomes available. The Company has completed the initial phase of its contingency planning, and will further refine the plan during the remainder of 1999.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's Credit Agreement permits the Company to borrow up to $125 million, plus an additional $25 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR plus 1.5% at the option of the Company. At July 4, 1999, the Company has borrowings under the Credit Agreement of $68.3 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $0.2 million per quarter.

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


                                         BWAY  Corporation
                                         (Registrant)



Date:     August 18, 1999
                                         By: /s/ John M. Casey
                                             -------------------
                                             John M. Casey
                                             Executive Vice President &
                                             Chief Financial Officer



Form 10-Q: For the quarterly period ending July 4, 1999.

                                   INDEX TO EXHIBITS
                                   -----------------



     Exhibit
       No.                          Description of Document
     -------      -------------------------------------------------------------

       10.1 Employment Agreement between the Company and John T. Stirrup--Amendment No. 2*




___________
*  Management contract or compensatory plan or arrangement.