Form 10-K405
period 1999-10-03
BWAY CORP
filed 1999-12-17
CIK 943897

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

        [ X ]   Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                   For the Fiscal Year Ended October 3, 1999
                                       or
        [   ] Transition Report pursuant to section 13 or 15 (d) of
                      The Securities Exchange Act of 1934
              for the transition period from __________to _________.

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

                       Yes         x          No
                            ----------------     ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of November 30, 1999, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $35,819,470.

As of November 30, 1999, there were 9,309,024 shares of BWAY Corporation's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 15, 2000 for the Annual Meeting of Stockholders to be held on February 25, 2000 are incorporated in Part III hereof by reference.

                                BWAY CORPORATION

                               TABLE OF CONTENTS


                                                                                                     Page
                                                                                               -----------------
PART I
Item 1.        Business                                                                                1
Item 2.        Properties                                                                              7
Item 3.        Legal Proceedings and Regulatory Matters                                                8
Item 4.        Submission of Matters to a Vote of Security Holders                                     8

PART II
Item 5.        Market for the Company's Common Equity and Related Stockholder Matters                  8
Item 6.        Selected Financial Data                                                                 9
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                           12
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                             18
Item 8.        Financial Statements and Supplementary Data                                            19
Item 9.        Changes in and Disagreements With Accountants on Accounting and
                 Financial  Disclosure                                                                19

PART III
Item 10.       Directors and Executive Officers of the Registrant                                     19
Item 11.       Executive Compensation                                                                 19
Item 12.       Security Ownership of Certain Beneficial Owners and Management                         19
Item 13.       Certain Relationships and Related Transactions                                         19

PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                                             19



                       BWAY CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1999


                                     PART I

Item 1.  Business
         --------

General

  BWAY Corporation ("BWAY") is a holding company whose significant subsidiaries, Brockway Standard, Inc. ("BSI"), Milton Can Company, Inc. ("MCC") and BMAT, Inc. ("BMAT"), (collectively the "Company") are leading developers, manufacturers, and marketers of steel containers for the general line category of the North
American container industry.   The Company also provides related material center
services (coating, lithography, and metal shearing) for its internal purposes and also external customers. On November 9, 1998 the Company acquired substantially all of the assets of United States Can Company's ("U.S. Can") metal services operations, making the Company a leading provider of material center services. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates which the Company believes to be reliable.

  In January 1989, BWAY and BSI were formed to purchase the metal container business of Owens-Illinois Corporation ("Owens-Illinois"). In June 1995, BWAY (formerly known as Brockway Standard Holdings Corporation) completed an initial public offering ("Initial Public Offering") of its common stock, par value $.01 per share (the "Common Stock"). The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30 and all other periods as the nearest month end, with the exception of pages F1 - F28.

  Metal containers are currently utilized for three product categories: beverage, food and general line (which includes containers for such products as aerosol, paint and varnish, and automotive products). Management estimates, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 1998 industry shipments totaled approximately 103 billion units to the beverage category, 32 billion units to the food category and 4 billion units to the general line category. Although the general line category constitutes approximately 3% of the unit volume of metal containers, management estimates that it represents approximately 10% of the metal can industry revenues. Few companies compete in all three product categories, and most of the companies which produce beverage and food cans do not compete in the general line product categories.

   The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee, vegetable oil and vegetable shortening) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes and provides material center services. The Company's products are typically coated on the inside to customer specifications based on intended use and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to customers located outside of the United States were less than 5 percent for both fiscal 1998 and fiscal 1999. Sales are made either by the Company's direct sales force, third party distributors or sales agents. Sales growth has been accomplished primarily through acquisitions in the general line and material center services categories and to a lesser extent, expanded market penetration in the sales of existing products and new product development.

Acquisitions

  The Company completed two strategic acquisitions during fiscal 1996, one strategic acquisition during fiscal 1997 and one strategic acquisition during fiscal 1999.

  The operating results for the following acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.

  Milton Can - On May 28, 1996, a subsidiary of BWAY ("BSNJ") acquired all of the outstanding stock of Milton Can Company, Inc. ("Milton Can") (the "BSNJ Acquisition"). This acquisition provided geographic expansion for the Company into the northeast United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities. The Company paid the shareholders of Milton Can approximately $29 million in approximately equal portions of cash and BWAY stock, and the Company assumed approximately $12.3 million of debt of the acquired company, which was retired by the Company at the time of acquisition. The transaction was accounted for using the purchase method of accounting. Subsequent to the acquisition, as part of the Company's 3R strategic initiatives to rationalize, re-engineer and re-capitalize, the Company closed one facility and announced plans to close a second facility in fiscal 1999, acquired in the BSNJ Acquisition. The Elizabeth, New Jersey (Northeast Tinplate) facility was closed in the second quarter of fiscal 1999.

  Davies Can - On June 17, 1996, a subsidiary of BWAY ("BSO") acquired substantially all of the assets of the Davies Can division of the Van Dorn Company, a wholly-owned subsidiary of Crown Cork & Seal Company, Inc. (the "BSO Acquisition"). This acquisition provided geographic expansion for the Company into the northeast and midwest United States, enabling the Company to provide expanded coverage for many of its products and to many of its customers. The acquired business had revenues of approximately $55 million for the year ended December 31, 1995, and operated three facilities. The Company paid
approximately $42 million in cash for the assets.   The transaction was
accounted for using the purchase method of accounting. Subsequent to the acquisition, as part of the Company's 3R strategic initiatives, the Company closed two of the facilities acquired in the BSO Acquisition.

   Ball Aerosol - On October 28, 1996, the Company acquired substantially all of the assets related to the metal aerosol can business from Ball Metal Food Container Corporation, a wholly owned subsidiary of Ball Corporation (the "Ball Aerosol Acquisition"). The assets consist of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distribution, selling, manufacturing, designing, and engineering of metal aerosol cans. The Company paid approximately $42.4 million for the acquired business. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was approximately $23 million.

  U.S. Can Metal Services Operations - On November 9, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations (the "U.S. Can Acquisition"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, coating and lithography, which is part of the Company's core business, and tinplate metal services which is not a business of the Company.

  The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed and an allocation of the purchase price was finalized at October 3, 1999. The operating results for the acquired business have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services
business, which was sold as described below.   As of October 3, 1999, the excess
aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was $10.8 million and is being amortized over 40 years.

  On November 17, 1998, the Company signed a binding letter of intent to sell the acquired tinplate services business. Anticipating the sale of the tinplate metal services business, the Company closed the Brookfield, Ohio location in March 1999 and closed the Chicago Metal operations in September 1999. The tinplate services business primarily purchases, processes, and sells nonprime steel to third party customers. The Company finalized the sale of the tinplate services business to Arbon Steel and Service Company in the fourth quarter of fiscal 1999. The Company excluded from results of operations tinplate metal services business losses of $4.4 million, including interest expense of $0.7 million, for the year ended October 3, 1999.

  Management has committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with BWAY facilities. In connection with the recording of the purchase, the Company established a reorganization liability of approximately $11 million. The reorganization liability includes $1.8 million in severance, $5.5 million in facility closing costs, and $3.7 million in equipment demolition costs. The reorganization liability represents the direct incremental costs expected to be incurred, which have no future economic benefit to the Company.

  During fiscal 1999, the Company has charged $0.4 million in severance, $2.9 million in facility closing costs and $1.5 million in demolition costs. In connection with the plant closures, the plan called for the termination of 308 employees. The Company has one remaining facility, the Chicago Service Division, scheduled to close in the fourth quarter of fiscal 2000.

  The operating results for the acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.


Products and Markets

  The Company participates in the container market and related material center services business and currently holds leading positions in the sale of most of its general line products, other than aerosol cans, and holds a strong position in the sale of coffee and vegetable oil cans. The Company does not sell beverage containers. The Company also manufactures steel ammunition boxes. On November 9, 1998, the Company acquired substantially all of the assets of U.S. Can's metal services operations, making the Company a leading provider of material center services.

  The following table sets forth the percentage of net sales of the Company contributed by the product lines indicated for fiscal 1999, 1998 and 1997. The Company's sales distribution by product line has been affected to some extent by the recent acquisitions.

Percentage of the Company's Net Sales
-------------------------------------

                                       Year Ended September 30,
                                       -----------------------
     Product                     1999             1998             1997
     -------                     ----             ----             ----
     General Line Containers      70%              80%              84%
     Food Cans                    11%              13%              13%
     Material Center Services     16%               2%               0%
     Ammunition Boxes              3%               5%               3%
                                 ----             ----             ----
          Total                  100%             100%             100%


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

  Paint Cans. The Company produces round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales.

  Oblong or "F" Style Cans. Oblong or "F" style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint related products, charcoal lighter fluid, waterproofing products, and vegetable oil. The Company produces oblong cans in sizes ranging from three ounces to one imperial gallon.

  Specialty Cans. Utility cans include small screw top cans, which typically have an applicator, or brush attached to a screw cap and is used for PVC pipe cleaner, PVC cement and rubber cement. Cone top cans are typically used for packaging specialty oils and automotive after-market products including brake fluid, gasoline additives and radiator flushes. The Company also produces various specialty containers.

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

  Food Products/Coffee Cans

  The Company produces cans for coffee and vegetable oil, with coffee accounting for the majority of sales. The Company produces coffee cans in sizes commonly referred to as 1 pound, 2 pound and 3 pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies. The Company does not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can.

  Materials Center Services

  The Company provides materials center services for its can assembly facilities and third party customers. To enhance its offering of materials center services, the Company has made significant capital investments in state-of-the-art lithography and coating equipment.

  Ammunition Boxes

  The Company manufactures a variety of ammunition boxes. These containers provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. The Company sells ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Customers

  The Company sells its products to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 42% of sales in fiscal 1999. During fiscal 1999, sales to any specific customer did not equal or exceed 10% of sales during the period.

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

  Various domestic and foreign steel producers supply the Company with tinplate steel. Procurement from suppliers depends on the suppliers' product offering, product quality, service and price. Because a significant number of reliable suppliers produce the steel used in the Company's process, management believes that it would be able to obtain adequate replacement supplies in the market should one of the current suppliers discontinue supplying the Company. The Company has historically worked with other companies to lower the overall cost of its steel purchases. The Company intends to pursue alternative strategies to lower raw material cost in fiscal 2000. During fiscal 1999, the Company increased its purchases of tinplate and cold rolled products from foreign sources, a practice the Company expects to continue during fiscal 2000. Tinplate consumers typically negotiate late in the calendar year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

  Steel prices have historically been adjusted as of January 1 of a calendar year. Most tinplate, blackplate and cold rolled steel products have announced price increases for January 1, 2000.

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

Environmental, Health and Safety Matters

  The Company is subject to a broad range of federal, state and local environmental and workplace health and safety requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the releases of hazardous substances. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements. In the course of its operations, the Company handles hazardous substances. As is the case with any industrial operation, if a release of hazardous substances occurs on or from the Company's facilities or at offsite waste disposal sites, the Company may be required to remedy such release. There were no material capital expenditures relating to environmental compliance in fiscal 1999, and, other than certain expenses at the Company's Homerville, Georgia facility discussed below, none are expected for fiscal 2000.

  Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. On August 25, 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. The consent order establishes a schedule for completing such investigation and remediation (all but a small portion of such investigation and remediation to be completed and funded by Owens-Illinois).

  In addition, at Homerville, the Company entered into a consent order with DNR on April 22, 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. The Company anticipates capital expenditures in the neighborhood of $200,000 in fiscal 2000 to comply with the consent order. Management does not believe that the final resolution of either matter at Homerville will have a material adverse effect on the results of operations or financial condition of the Company.

  The Company (and in some cases, predecessors to the Company) have from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (`CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.


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


Employees

  As of October 3, 1999, the Company employed approximately 1,693 hourly employees and 483 salaried employees. Of the 1,693 hourly employees, 1,029 are non-union and the remaining 664 are covered by eight separate collective bargaining agreements. During fiscal 1999, in connection with the US Can Acquisition, certain subsidiaries of the Company added 80 salaried employees and 308 hourly employees. Of the 308 hourly employees approximately 270 are covered by collective bargaining agreements with either the Graphic Communications Workers International Union or the United Steelworkers of America.

  During the second quarter of fiscal 1999, the Company ceased operations at the Brookfield, Ohio facility following the U.S. Can Acquisition. This closing resulted in the elimination of approximately 32 hourly positions and 14 salaried positions at this facility.

  On August 3, 1999, the Company reached an agreement with the International Brotherhood of Teamsters, Local 714 at its Franklin Park (Chicago), Illinois facility affecting approximately 60 employees at this facility. The contract is retroactive to June 8, 1999 and is effective through March 3, 2003. The Company also negotiated extensions of its agreement with Local 458-3M of the Graphic Communication Workers International Union through October 31, 1999, affecting approximately 15 employees at this facility. On November 22, 1999, the Company implemented its last, best, and final offer for a new collective bargaining agreement, and since then the Union has been working under the implemented terms. On November 24, 1999, the Union filed an administrative action with the National Labor Relations Board challenging the lawfulness of the Company's implementation of its last, best, and final offer. The Company and the Union continue to meet in an effort to reach a collective bargaining agreement.

  On August 11, 1999, the Company reached an agreement with United Steelworkers of America, Local 3911-11 with respect to the discontinuance of the Chicago Metal operations, effective September 30, 1999, at the Company's Chicago Service Division facility in Chicago, Illinois. The discontinued operations resulted in the elimination of approximately 56 hourly positions and 22 salaried positions
at this facility.   Subsequent to fiscal 1999, the Company negotiated an
agreement with the Graphics Communications Workers International Union, Local 458-3M concerning the discontinuance of the Chicago Litho operations at the Company's Chicago Service Division facility, which is scheduled for closing in the fourth quarter of fiscal 2000.

Item 2.  Properties
         ----------

  The following table sets forth certain information with respect to the Company's headquarters and significant manufacturing plants as of November 30, 1999.

                                                       General               Approximate
Location                                              Character             Square Footage         Type of Interest
--------                                              ---------             --------------         ----------------
Alsip, Illinois (1)                                 Manufacturing               102,000                  Owned
Atlanta, Georgia (Headquarters)                         Office                   24,000                  Leased
Brookfield, Ohio (1)                                Manufacturing               130,000                  Leased
Chicago, Illinois (Kilbourn)                        Manufacturing               141,000                  Owned
Chicago, Illinois (Chicago Service) (1)             Manufacturing               271,000                  Owned
Cincinnati, Ohio                                    Manufacturing               467,000                  Leased
Dallas, Texas (Thompson)                            Manufacturing               110,000                  Owned
Dallas, Texas (Southwestern)                        Manufacturing                88,000                  Owned
Elizabeth, New Jersey                               Manufacturing               157,000                  Leased
Elizabeth, New Jersey (Northeast Tinplate)          Manufacturing                42,000                  Leased
Fontana, California                                 Manufacturing                72,000                  Leased
Franklin Park, Illinois                             Manufacturing               115,000                  Leased
Garland, Texas                                      Manufacturing               108,000                  Leased
Homerville, Georgia                                 Manufacturing               395,000                  Owned
Memphis, Tennessee                                  Manufacturing                75,000                  Leased
Picayune, Mississippi                               Manufacturing                60,000                  Leased
Trenton, New Jersey (1)                             Manufacturing               105,000                  Leased
York, Pennsylvania                                  Manufacturing                97,000                  Owned

(1) On November 9, 1998 the Company acquired substantially all of the assets of U.S. Can Company's metal services operations. These properties were added as a result of that acquisition.

  In June 1998, management approved a restructuring plan to close three facilities as part of the Company's rationalization initiatives. The facility in Solon, Ohio was closed during the fourth quarter of fiscal 1998 and sold during the second quarter of fiscal 1999. The Elizabeth, New Jersey (Northeast Tinplate) facility was closed during the second quarter of fiscal 1999 and subleased for the remainder of the lease term. The Dallas, Texas (Thompson) facility is scheduled to close during the second quarter of fiscal 2000. The Company is actively marketing the Thompson facility for sale.

  Subsequent to the U.S. Can Acquisition in November 1998, the Company announced its plan to close the acquired Brookfield, Ohio facility. The Brookfield, Ohio plant was closed during the second quarter of fiscal 1999 and the Company is actively seeking to sublease that facility. The Company also announced plans to close the Chicago Metal and Chicago Litho operations at the Chicago Service Division facility in Chicago, Illinois, also acquired in the U.S. Can Acquisition, and is currently evaluating disposition alternatives. A third acquired facility located in Alsip, Illinois, which was not operating at the time of acquisition, is also being evaluated for disposition.

  On August 20, 1999, the Company sold and leased back its Cincinnati, Ohio manufacturing facility. The sales price was $10.4 million. After deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million, which will be amortized over the life of the lease. The amortization of the deferred gain recorded in earnings for the year ending October 3, 1999 was $13 thousand. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two 5-year renewal terms that run consecutively after the basic term. The lease is accounted for as an operating lease for financial reporting purposes.

  The Company believes its properties are generally in good condition, well maintained and suitable for their intended use.

Item 3.  Legal Proceedings
         -----------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders of the Company through the solicitation of proxies or otherwise.



                                    PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------

  As of December 3, 1999, there were 87 holders of record of the Common Stock. Because BWAY is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's Credit Agreement dated June 17, 1996, as amended (the "Credit Agreement"), among BWAY and certain subsidiaries, BT Alex.Brown (formerly Bankers Trust Company) and Bank of America (formerly NationsBank, N.A.) and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other restricted payments in an amount greater than $8.7 million, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. In addition, the Company's Indenture dated April 11, 1997 (the "Indenture") also restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Any future determination to pay dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements, indentures, business strategies and such other factors as the Board of Directors deems relevant at such time. The Company has not otherwise paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

  The Company repurchased $1.0 million of its common stock during fiscal 1999 under the Company's common stock repurchase program.

  The Company's Common Stock was traded on the Nasdaq National Market under the symbol "BWAY" through November 19, 1996. Since November 20, 1996, the Company's common stock has been traded on the New York Stock Exchange under the symbol "BY". The table below sets forth the high and low sales price information for the Common Stock for each quarter of fiscal 1998 and fiscal 1999.

  On August 19, 1997 the Company's Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a stock dividend which was paid on September 22, 1997 to stockholders of record on September 2, 1997. All price information set forth below has been adjusted to reflect the stock dividend.

            Fiscal Quarter                                       High                       Low
            --------------                                       ----                       ---
         First quarter, 1998                                    $25.63                     $18.75
         Second quarter, 1998                                   $26.25                     $20.13
         Third quarter, 1998                                    $26.94                     $19.00
         Fourth quarter, 1998                                   $23.13                     $12.38
         First quarter, 1999                                    $18.31                     $11.50
         Second quarter, 1999                                   $16.00                     $10.88
         Third quarter, 1999                                    $15.88                     $11.38
         Fourth quarter, 1999                                   $13.69                     $ 8.50


Item 6.  Selected Financial Data
         -----------------------

  The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 1999 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of acquisitions described under "Business-- Acquisitions" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the respective acquisitions. The selected consolidated financial data is qualified by, and should be read in conjunction with, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.

                                                                               Fiscal Year Ended September 30, (1)
                                                                   ------------------------------------------------------------
                                                                   1999 (2)       1998       1997 (3)     1996 (4)       1995
                                                                   --------     --------     --------     --------     --------
Income Statement Data:
NET SALES                                                          $467,099     $401,089     $402,150     $283,105     $247,480
                                                                   --------     --------     --------     --------     --------
COSTS, EXPENSES AND OTHER
  Cost of products sold (excluding depreciation
     and amortization)                                              404,492      336,588      341,406      236,741      208,091
  Depreciation and amortization                                      17,246       13,465       13,024        7,425        5,940
  Selling and administrative expense                                 19,678       22,748       19,651       14,589       10,335
  Restructuring and impairment Charge  (5) (6)                                    11,532                    12,860
  Interest expense, net                                              14,733       13,021       10,649        4,872        5,211
  Gain on curtailment of postretirement benefits                                  (1,861)      (5,828)
  AB Leasing fees, expenses and termination (7)                                                                           3,384
  Other, net                                                             33          127          998         (340)        (275)
                                                                   --------     --------     --------     --------     --------
   Total costs, expenses, and other                                 456,182      395,620      379,900      276,147      232,686


INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                         10,917        5,469       22,250        6,958       14,794

   Provision for income taxes                                         5,290        2,789        9,146        3,239        6,021
                                                                   --------     --------     --------     --------     --------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING                                     5,627        2,680       13,104        3,719        8,773
                                                                   --------     --------     --------     --------     --------


   Extraordinary loss resulting from the extinguishment
     of debt, net of tax benefit  of $1,683 (8)                                                             (2,535)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING                                                         5,627        2,680       13,104        1,184        8,773
                                                                   --------     --------     --------     --------     --------


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  SYSTEMS DEVELOPMENT COSTS -
  Net of related tax benefit of $823 (9)                                          (1,161)
                                                                   --------     --------     --------     --------     --------

NET INCOME                                                         $  5,627     $  1,519     $ 13,104     $  1,184     $  8,773
                                                                   ========     ========     ========     ========     ========
BASIC EARNINGS PER COMMON SHARE DATA:
  Income before extraordinary item and accounting change           $   0.60     $   0.28     $   1.33     $   0.40     $   1.24
  Extraordinary item                                                                                         (0.27)
  Cumulative effect of change in accounting                                        (0.12)
                                                                   --------     --------     --------     --------     --------
  Net income                                                       $   0.60     $   0.16     $   1.33     $   0.13     $   1.24
                                                                   ========     ========     ========     ========     ========

DILUTED EARNINGS PER COMMON SHARE DATA:
  Income before extraordinary item and accounting change           $   0.60     $   0.27     $   1.31     $   0.40     $   1.23
  Extraordinary item                                                                                         (0.27)
  Cumulative effect of change in accounting                                        (0.12)
                                                                   --------     --------     --------     --------     --------
  Net Income                                                       $   0.60     $   0.15     $   1.31     $   0.13     $   1.23
                                                                   ========     ========     ========     ========     ========

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                      9,323        9,527        9,817        9,373        7,097
                                                                   ========     ========     ========     ========     ========

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING                    9,453        9,959        9,983        9,407        7,104
                                                                   ========     ========     ========     ========     ========

                                                           Fiscal Year Ended September 30, (1)
                                                    ------------------------------------------------
                                                      1999      1998      1997      1996      1995
                                                    --------  --------  --------  --------  --------
Balance Sheet Data:
      Working capital                               $ 14,146  $    737  $  6,890  $ 22,280  $ 38,811
      Property, plant and equipment, net             144,716   133,960   123,617    94,800    67,668
      Total assets                                   362,023   313,711   316,377   245,133   167,958
      Long-term debt (including current              146,500   122,272   115,532    95,198    50,218
        Maturities)
      Stockholders' equity                            82,053    77,188    85,466    72,629    65,837

(1) The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30.

(2) The results of operations for the year ending September 30, 1999 include the results from the November 9, 1998 acquisition of substantially all of the assets of the material center service business of U.S. Can Company.

(3) The results of operations for the year ending September 30, 1997 include the results from the October 28, 1996 acquisition of substantially all of the assets of the aerosol can business of Ball Metal Food Container Corporation.

(4) The results of operations for the year ending September 30, 1996 include the results from the following acquisitions: On May 28, 1996, BWAY acquired all of the stock of Milton Can Company. On June 17, 1996, BSI acquired substantially all of the assets of the Davies Can Division of the Van Dorn Company.

(5) During the fourth quarter of fiscal 1996, the Company recorded a restructuring and impairment charge related to the write-off of fixed assets due to the consolidation of manufacturing processes related to the fiscal 1996 acquisitions.

(6) During the third quarter of fiscal 1998, the Company recorded a restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8.

(7) The Company was party to a management agreement (the ''Management Agreement'') with AB Leasing and Management, Inc. (''AB Leasing'') whereby the Company paid to AB Leasing an annual fee (the ''AB Leasing Fee'') based upon a formula, plus reimbursement for expenses. The Company and AB Leasing terminated the Management Agreement upon the consummation of the Initial Public Offering. Pursuant to the termination agreement the Company issued 199,500 shares of Common Stock to AB Leasing prior to the effectiveness of the Initial Public Offering. The Company recorded a non-recurring, non-cash, pre-tax charge to operations of $1,995,000 in connection therewith in the period in which such shares were issued.

(8) The Company recorded an extraordinary loss related to the prepayment of the $50 million principal amount of 8.35% Senior Secured Notes during the third quarter of fiscal 1996.

(9) On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company is involved in a business information systems and process reengineering project that is subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced 1998 year-to-date net earnings.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------


  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in Item 8 of this report.


General

  Industry

  The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants and related material center services. The packaging market in which the Company competes is generally mature and stable. Management believes that companies that have managed sustained growth in these markets have typically accomplished this growth primarily through acquisitions. Industry consolidation has occurred during recent years.

  Sales Growth

  The Company's net sales have grown from approximately $402.2 million in fiscal 1997 to approximately $467.1 million in fiscal 1999, primarily as a result of the U.S. Can Acquisition during this period. The U.S. Can Acquisition has strengthened and expanded the Company's position in key product and geographic markets and, through consolidation, have enabled the Company to achieve operating synergies.

  Raw Materials

  The largest component of cost of sales is tinplate steel, which is currently supplied by large, national manufacturers and, to a lesser extent, foreign manufacturers. Tinplate prices have historically been negotiated once per year, with changes effective January 1, and have typically remained stable for the subsequent one-year period. The Company has historically worked with other companies to lower the overall cost of its steel purchases. The Company intends to pursue alternative strategies to lower raw material cost in fiscal 2000. During fiscal 1999, the Company increased its purchases of tinplate and cold rolled products from foreign sources, a practice the Company expects to continue during fiscal 2000. Tinplate consumers typically negotiate late in the year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

  Steel prices have historically been adjusted as of January 1 of a calendar year. Most tinplate, blackplate and cold rolled steel producers have announced price increases effective January 1, 2000. The Company has historically arranged for raw material price increases which are lower than those publicly announced by its suppliers, although there can be no assurances that this practice will continue.

  Gross Profit Margins

  Continuous advances in manufacturing productivity and cost reduction have been critical to the industry and the Company's ability to improve gross profit margins. The Company's objective is to improve margins by maximizing synergies through employment of the Company's 3R strategic initiative to Rationalize, Reengineer and Recapitalize acquired businesses and by capital investments. The Company's gross profit margin as a percentage of net sales declined to 13.4% in fiscal 1999 from 16.1% in fiscal 1998. The decline resulted primarily from sales associated with the U.S. Can Acquisition where gross profit margins as a percentage of net sales has historically been lower than the Company's existing businesses, costs associated with the Company's rationalization initiatives and costs associated with capital project implementations.

Results of Operations

Year ended September 30, 1999 (fiscal 1999) compared to year ended September 30, 1998 (fiscal 1998).

  Net Sales. Net sales for fiscal 1999 were $467.1 million, an increase of $66.0
million or 16.5% from  $401.1 million in fiscal 1998.   The increase in net
sales was primarily attributable to the fiscal 1999 U.S. Can Acquisition. The Company's net sales for fiscal 1999, excluding the effect of the U.S. Can Acquisition, declined approximately 2.5% from fiscal 1998.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1999 was $404.5 million, an increase of $67.9 million, or 20.2%, from $336.6 million in fiscal 1998. The increase is primarily attributable to increased sales from the U.S. Can Acquisition, start-up costs of
new equipment and plant rationalization costs.   Cost of products sold as a
percent of sales increased to 86.6% in fiscal 1999 from 83.9% in fiscal 1998. The increase is primarily attributable to the incremental sales from the U.S. Can Acquisition where cost of products sold as a percent of sales has historically been higher than the Company's existing operations, to start-up costs for new equipment (particularly within the Company's material center business) and to costs associated with the Company's rationalization initiatives
at can assembly operations, primarily in the Northeast and Southwest.   The
rationalization process for the Company's Northeast and Southwest facilities is progressing at a slower rate than initially planned. Ongoing delays in construction, equipment relocations and the hiring and training of new employees has contributed to the increase in costs and is expected to continue through the first half of fiscal 2000. The Company is focused on rationalizing these facilities in the most cost effective manner possible; however, the aforementioned delays coupled with production startup and efficiencies have hampered this process. These additional costs more than offset realized savings resulting from the Company's purchasing initiatives.

  Income before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting. Income before income taxes, extraordinary item and cumulative effect of change in accounting for fiscal 1999 was $10.9 million, an increase of $5.4 million, from $5.5 million in fiscal 1998, when the Company recorded a restructuring charge of $11.5 million. Fiscal 1999 income before income taxes, extraordinary items and cumulative effect of change in accounting decreased by $6.1 million from fiscal 1998, excluding the effect of the fiscal 1998 restructuring charge. This decrease resulted primarily from higher costs of products sold (lower gross margins) as described above, higher interest expense, and higher depreciation and amortization, partially offset by lower selling and administrative expenses. Additionally, the Company recognized in fiscal 1998 a $1.9 million gain on curtailment of postretirement benefits. Depreciation and amortization increased from $13.5 million in fiscal 1998 to $17.2 million in fiscal 1999 due the U.S. Can Acquisition and as a result of capital spending. Selling and administrative expense of $19.7 million for fiscal 1999 decreased from $22.7 million in fiscal 1998. Interest expense, net, increased to $14.7 million in fiscal 1999 from $13.0 million in fiscal 1998 primarily due to increased borrowings under the Company's credit agreement to finance the U.S. Can Acquisition and fund the Company's capital expenditure program. (See Liquidity and Capital Resources).

  Net Income. Net Income for fiscal 1999 was $5.6 million, an increase of $4.1 million from fiscal 1998. The change results from the factors discussed above.


Year ended September 30, 1998 (fiscal 1998) compared to year ended September 30, 1997 (fiscal 1997).

  Net Sales. Net sales for fiscal 1998 were $401.1 million, a decrease of $1.1
million or 0.3% from $402.2 million in fiscal 1997.   The Company's sales were
adversely affected during fiscal 1998 by a generally weaker paint and related products season.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1998 was $336.6 million, a decrease of $4.8 million, or 1.4%, from $341.4 million in fiscal 1997. The decrease is primarily attributable to lower unit volume combined with lower operating costs. Cost of products sold as a percent of net sales decreased to 83.9% in fiscal 1998 from 84.9% in fiscal 1997. The decrease is primarily attributable to the Company's strategic initiative to lower operating costs and improve margins, and from a more favorable pricing environment. Although certain employee termination costs in connection with plant rationalizations, administrative workforce reductions, and other plant exit costs associated with acquisitions were accrued for through purchase accounting adjustments, the Company incurred during fiscal 1997 and fiscal 1998 other non-recurring costs which, in accordance with current accounting pronouncements, were charged against operating income.

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

  Income before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting. Income before income taxes, extraordinary items and cumulative effect of change in accounting for fiscal 1998 was $5.5 million, a decrease of $16.8 million, or 75%, from $22.3 million in fiscal 1997, due primarily to the Company recording a restructuring charge of $11.5 million (before taxes). Depreciation and amortization increased from $13.0 million in fiscal 1997 to $13.5 million in fiscal 1998 as a result of increased capital spending. Selling and administrative expense of $19.7 million for fiscal 1997 increased $3.1 million in fiscal 1998, primarily due to building corporate infrastructure to support acquisitions and continued execution of growth plans. Interest expense, net, increased to $13.0 million in fiscal 1998 from $10.6 million in fiscal 1997 due to interest on borrowings for ongoing working capital and a higher effective interest rate associated with the Company's issuance in the third quarter of fiscal 1997 of $100 million of unsecured senior subordinated notes (see Liquidity and Capital Resources).

  Net Income. Net Income for fiscal 1998 was $1.5 million, a decrease of $11.6 million from fiscal 1997. The decline resulted from the factors mentioned above.

Seasonality

  Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year.

Liquidity and Capital Resources

  On November 2, 1998 the Company and its lenders executed an amendment to the Company's Credit Agreement, which modified certain restrictive financial covenants and provided greater flexibility with respect to certain investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million. As part of the November 2, 1998 amendment, the lenders waived the Company's financial covenant violation (interest coverage ratio) for the quarter ended September 27, 1998. The Credit Agreement currently provides that the Company and its subsidiaries can borrow up to $125 million, and gives the Company an option to increase its borrowing limit by an additional $25 million, provided certain conditions are met. Interest rates under the Credit Agreement are based on rate margins ("Rate Margin") for either the prime rate as announced by Bank of America (formerly NationsBank, N.A.) from time to time or LIBOR plus an applicable rate spread, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. Loans under the Credit Agreement are unsecured and can be repaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including financial covenants which require the Company to maintain a certain minimum level of net worth and certain leverage ratios. In addition, the Company is restricted in its ability to pay dividends and make other restricted payments. The Credit Agreement expires June 17, 2002.

  Subsequent to fiscal 1999 year end, the Company and its lenders executed an amendment to the Company's credit agreement which modifies the interest coverage ratio. The Company is in compliance with all of the Credit Agreement covenants at fiscal 1999 year end.

  During the third quarter of fiscal 1997, the Company issued $100 million of 10 1/4% Senior Subordinated Notes due 2007. The notes have an interest rate of 101/4%, payable semi-annually on April 15 and October 15. Net proceeds of approximately $96 million from the issuance of the notes were used to reduce borrowings on the

Company's Credit Agreement. The Company completed the registration of its 101/4% Senior Subordinated Notes due 2007, Series B under the Securities Act in February 1998 and consummated its offer to exchange these Series B notes for all outstanding Series A notes in March 1998.

  During fiscal 1999, net cash provided by operating activities was $24.5 million which was comprised primarily of net income ($5.6 million), depreciation and amortization ($17.3 million) and deferred income taxes ($7.1 million). Changes in assets and liabilities reduced net cash provided by operating activities by $6.1 million.

  During fiscal 1998, net cash provided by operating activities was $25.6 million which was comprised primarily of net income ($1.5 million), depreciation and amortization ($13.5 million), and a restructuring and impairment charge ($11.5 million). Changes in assets and liabilities reduced net cash provided by operating activities by $1.9 million.

  During fiscal 1999, the Company used $46.5 million for investing activities. The Company made $33.2 million of capital expenditures primarily for equipment to improve manufacturing processes, new coating and lithography equipment to support growth, and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems. The Company used $27.7 million for the U.S. Can Acquisition.

  During fiscal 1998, the Company used $32.9 million for investing activities. The Company made $33.8 million of capital expenditures primarily for equipment to improve manufacturing processes, new coating and lithography equipment to support growth, and hardware and software to address the Year 2000 issue and improve administrative and manufacturing systems.

  During fiscal 1999, net cash provided by financing activities was $20.4 million. Net borrowings under the Company's Credit Agreement were $24.9 million. Net purchases of treasury stock were $.8 million. Additionally, unpresented bank drafts increased $2.9 million.

  During fiscal 1998, net cash provided by financing activities was $8.2 million. Net borrowings under the Company's Credit Agreement were $8.1 million. The Company purchased $11.1 million of treasury stock during fiscal 1998, and issued $1.0 million of treasury stock for options exercised. Additionally, unpresented bank drafts increased $11.6 million.

  Cash and cash equivalents were $2.3 million at the beginning of fiscal 1999, and were $.7 million at the end of fiscal 1999.

  Cash and cash equivalents were $1.4 million at the beginning of fiscal 1998, and were $2.3 million at the end of fiscal 1998.

  At October 3, 1999, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $8.7 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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

  The Steering Committee identified those IT systems that were considered mission critical to the business. Of the identified mission critical systems, the Company is currently instituting remediation through a global ERP software implementation. All other systems are presently being replaced or upgraded to adequately address the Year 2000 issue. Approximately 99% of the mission critical systems have been remediated as of December 1, 1999. The Company anticipates that the remaining mission critical implementations, along with other non-compliant systems will be completed by December 31, 1999. Critical systems have been tested on an ongoing basis during the second half of calendar 1999 to ensure Year 2000 Compliance.

  During 1999, the Company has performed a comprehensive review and evaluation of embedded systems within its manufacturing facilities. This evaluation is ongoing and is intended to inventory and evaluate embedded systems and their
Year 2000 compliance and associated risk.   Upgrades and replacements have been
performed as needed and incurred as a part of normal maintenance programs. Associated costs were not significant. The Company cannot fully eliminate the potential impact on all embedded system non-compliance; however, at present the overall risk appears to be low.

  The Company has communicated with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

  The Company is currently utilizing, and will continue to utilize, internal and external resources to implement, reprogram or replace, and test software and related assets affected by the Year 2000 issue. The Company completed the majority of its efforts in this area by the end of fiscal 1999, leaving adequate time to assess and correct any significant issues that may materialize. As of the end of fiscal 1999, the Company has incurred approximately $22 million for ERP system upgrades and replacements related to the Year 2000 project. The total remaining cost of the ERP system and the Year 2000 project is estimated at $3 - 5 million and is being funded through operating cash flows. Of the total project cost, approximately $23 - 25 million is attributable to the purchase and implementation of the new hardware and software, which will be capitalized. The remainder will be expensed as incurred and is not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

  The Company's Year 2000 Steering Committee has developed contingency plans intended to mitigate the possible disruptions that may result from the Year 2000 issue. The company's contingency plans include the use of alternative suppliers and other appropriate measures necessary to operate its factories. The Company has made reasonable efforts to ensure key suppliers and customers have instituted some measure of readiness and has requested and received written response from each. In key operating areas, the Company has conducted meetings with suppliers to review Year 2000 plans and contingency options. Based on the Company's evaluation of supplier readiness, the Company does not believe stock piling of raw materials or increases in inventory levels is necessary. Internal contingency plans provide the necessary readiness to address most supply chain, manufacturing and delivery interruptions. The Company has instituted a formal communication network to handle all internal and external communications during January 2000. This network will provide on-call internal and external support
to effect timely remediation of Year 2000 issues.   The contingency plans and
the related cost estimates will be revised as additional information becomes available or additional needs arise.

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

Recent Accounting Pronouncements

  In fiscal 1999, the Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires public companies to report financial and descriptive information about their reportable operating segments. The Company determined that it has a single reportable segment.

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" This statement, effective for the Company's quarter beginning October 2, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to discuss the impact that adoption of SFAS 133 will have on its financial position and results of operations when the standard is adopted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     The Company's Credit Agreement permits the Company to borrow up to $150 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR plus an applicable spread percentage at the option of the Company. The interest rate spread over LIBOR is determined each quarter based on the ratio of EBITDA to total debt. At October 3, 1999 the applicable spread was 1.5%. At October 3, 1999, the Company had borrowings under the Credit Agreement of $46.5 million that were subject to interest rate risk. Each 1.0% increase in interest rates would impact pretax earnings by $0.5 million at the $46.5 million debt level of October 3, 1999.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


  See the attached Consolidated Financial Statements pages F-1 through F-28.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------


  Inapplicable.


                                    PART III

Item 10.  Directors and Executive Officers
          --------------------------------

  Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.


Item 11.  Executive Compensation
          ----------------------


  Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

  Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------


  The following documents are filed as a part of this report:

     (a)   (1)  The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-28.
           (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
           (3)  The exhibits listed in the Index to Exhibits.

     (b)  Reports on Form 8 - K.

  The Company did not file any Reports on Form 8 - K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BWAY CORPORATION


                           By           /s/ Warren J. Hayford
                              -------------------------------------------------
                                            Warren J. Hayford
                              Chairman of the Board and Chief Executive Officer

                        Date:  December 17, 1999
                              --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 16, 1999.



Signatures                                       Title
----------                                       -----

     /s/ Warren J. Hayford                       Chairman of the Board, Chief Executive Officer and Director
------------------------------------             (Principal Executive Officer)
         Warren J. Hayford

      /s/ John T. Stirrup                        President, Chief Operating Officer and Director
------------------------------------
          John T. Stirrup

     /s/ James W. Milton                         Executive Vice President and Director
------------------------------------
         James W. Milton

      /s/ John M. Casey                          Executive Vice President and Chief Financial Officer
------------------------------------             (Principal Financial Officer)
          John M. Casey

       /s/ Kevin C. Kern                         Vice President and Corporate Controller
------------------------------------             (Principal Accounting Officer)
           Kevin C. Kern

    /s/ Jean-Pierre Ergas                        Non-executive Vice Chairman and Director
------------------------------------
        Jean-Pierre Ergas

    /s/ Thomas A. Donahoe                        Director
------------------------------------
        Thomas A. Donahoe

    /s/ Alexander P. Dyer                        Director
------------------------------------
        Alexander P. Dyer

     /s/ John E. Jones                           Director
------------------------------------
         John E. Jones

      /s/ John W. Puth                           Director
------------------------------------
          John W. Puth

INDEPENDENT AUDITORS' REPORT

Board of Directors of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of October 3, 1999 and September 27, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 3, 1999.
Our audits also included the financial statement schedules listed in the Index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 1999 and September 27, 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 3, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


Atlanta, Georgia
November 24, 1999

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

-----------------------------------------------------------------------------------------------


                                                                     October 3,    September 27,
ASSETS                                                                  1999           1998

CURRENT ASSETS:

  Cash and cash equivalents                                           $    696       $  2,303

  Accounts receivable, net of allowance for doubtful accounts
  of $506 and $533                                                      52,868         35,574

  Inventories, net                                                      49,031         39,723

  Current income taxes receivable                                        3,598          2,387

  Deferred tax asset                                                     4,612          4,251

  Assets held for sale                                                   4,818          5,377

  Other current assets                                                   2,803          1,712
                                                                      --------       --------

    Total current assets                                               118,426         91,327

PROPERTY, PLANT, AND EQUIPMENT - Net                                   144,716        133,960

OTHER ASSETS:

  Goodwill, net of accumulated amortization of $9,852 and $7,514        79,366         70,234

  Intangible assets, net                                                10,774         12,045

  Deferred financing costs, net of accumulated amortization
    of $1,995 and $1,247                                                 3,727          4,298

  Other assets                                                           5,014          1,847
                                                                      --------       --------

    Total other assets                                                  98,881         88,424
                                                                      --------       --------

                                                                      $362,023       $313,711
                                                                      ========       ========

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

----------------------------------------------------------------------------------------------


                                                                   October 3,    September 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999           1998

CURRENT LIABILITIES:
  Accounts payable                                                  $ 65,377       $ 57,095
  Accrued salaries and wages                                           9,104          9,740
  Accrued interest                                                     5,171          4,798
  Accrued rebates                                                      8,753          5,959
  Current maturities of long-term debt                                                  672
  Other current liabilities                                           15,875         12,326
                                                                    --------       --------

  Total current liabilities                                          104,280         90,590

LONG-TERM DEBT                                                       146,500        121,600

LONG-TERM LIABILITIES:
  Deferred income taxes                                               17,667         15,118
  Other                                                               11,523          9,215
                                                                    --------       --------

    Total long-term liabilities                                       29,190         24,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 5,000,000 shares
  Common stock, $.01  par value; authorized 24,000,000 shares,
  issued 9,851,002 shares                                                 99             99
  Additional paid-in capital                                          37,202         37,395
  Retained earnings                                                   55,819         50,192
                                                                    --------       --------
                                                                      93,120         87,686
  Less treasury stock, at cost, 541,978 and 490,384 shares            11,067         10,498
                                                                    --------       --------

    Total stockholders' equity                                        82,053         77,188
                                                                    --------       --------

                                                                    $362,023       $313,711
                                                                    ========       ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

------------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended
                                                                     ---------------------------------------------
                                                                       October 3,    September 27,   September 28,
                                                                          1999           1998            1997


NET SALES                                                            $  467,099      $  401,089      $  402,150

COSTS, EXPENSES, AND OTHER:
  Cost of products sold (excluding depreciation and amortization)       404,492         336,588         341,406
  Depreciation and amortization                                          17,246          13,465          13,024
  Selling and administrative expense                                     19,678          22,748          19,651
  Restructuring and impairment charge                                                    11,532
  Interest expense, net                                                  14,733          13,021          10,649
  Gain on curtailment of postretirement benefits                                         (1,861)         (5,828)
  Other, net                                                                 33             127             998
                                                                     ----------      ----------      ----------

    Total costs, expenses, and other                                    456,182         395,620         379,900
                                                                     ----------      ----------      ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING                                         10,917           5,469          22,250

PROVISION FOR INCOME TAXES                                                5,290           2,789           9,146
                                                                     ----------      ----------      ----------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                                                     5,627           2,680          13,104

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR SYSTEMS DEVELOPMENT COSTS - Net of related tax
  benefit of $823                                                                        (1,161)
                                                                     ----------      ----------      ----------

NET INCOME                                                           $    5,627      $    1,519      $   13,104
                                                                     ==========      ==========      ==========

BASIC EARNINGS PER COMMON SHARE:
  Income before cumulative effect of change in accounting            $     0.60      $     0.28      $     1.33
  Cumulative effect of change in accounting                                               (0.12)
                                                                     ----------      ----------      ----------

    Net income                                                       $     0.60      $     0.16      $     1.33
                                                                     ==========      ==========      ==========

DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effect of change in accounting            $     0.60      $     0.27      $     1.31
  Cumulative effect of change in accounting                                               (0.12)
                                                                     ----------      ----------      ----------

    Net income                                                       $     0.60      $     0.15      $     1.31
                                                                     ==========      ==========      ==========

WEIGHTED AVERAGE BASIC COMMON SHARES
  OUTSTANDING                                                         9,322,738       9,527,120       9,817,323
                                                                     ==========      ==========      ==========

WEIGHTED AVERAGE DILUTED COMMON SHARES
  OUTSTANDING                                                         9,452,757       9,958,537       9,982,574
                                                                     ==========      ==========      ==========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                 Number of
                                                                   Shares
                                                             -------------------            Additional
                                                             Common     Treasury    Common    Paid-In   Retained   Treasury
                                                              Stock       Stock      Stock    Capital   Earnings    Stock     Total

BALANCE - September 29, 1996                                  6,565         (33)   $  66   $ 37,612   $ 35,569   $   (618)  $72,629
  Net income                                                                                            13,104               13,104
  Issuance of common stock for 3-for-2 stock split            3,283         (17)      33        (33)
  Issuance of treasury stock under employee
  savings plan                                                               43                                       830       830
  Purchase of treasury stock, net                                           (45)                                   (1,147)   (1,147)
  Stock options exercised                                         3                              50                              50
                                                              -----        ----    -----   --------   --------   --------   -------
BALANCE - September 28, 1997                                  9,851         (52)      99     37,629     48,673       (935)   85,466
  Net income                                                                                             1,519                1,519
  Purchase of treasury stock, net                                          (507)                                  (11,117)  (11,117)
  Issuance of treasury stock for stock options exercised                     69                (505)                1,554     1,049
  Tax benefit of stock options exercised                                                        271                             271
                                                              -----        ----    -----   --------   --------   --------   -------

BALANCE - September 27, 1998                                  9,851        (490)      99     37,395     50,192    (10,498)   77,188
  Net income                                                                                             5,627                5,627
  Purchase of treasury stock, net                                           (56)               (156)                 (662)     (818)
  Issuance of treasury stock for stock options exercised                      4                 (37)                   93        56
                                                              -----        ----    -----   --------   --------   --------   -------

BALANCE - October 3, 1999                                     9,851        (542)   $  99   $ 37,202   $ 55,819   $(11,067) $ 82,053
                                                              =====        ====    =====   ========   ========  =========  ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Year Ended
                                                                                   --------------------------------------------
                                                                                   October 3,     September 27,   September 28,
                                                                                     1999            1998            1997

OPERATING ACTIVITIES:
  Net income                                                                       $  5,627        $  1,519        $ 13,104
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                                      13,355           9,880           8,860
   Amortization of goodwill and other intangibles                                     3,891           3,585           4,164
   Amortization of deferred financing costs                                             748             706             458
   Gain on curtailment of postretirement benefits                                                    (1,861)         (5,828)
   Cumulative effect of change in accounting principle (net)                                          1,161
   Provision for doubtful accounts                                                      (27)            (47)            190
   Restructuring and impairment charge                                                               11,532
   Loss (gain) on disposition of property, plant, and equipment                        (103)            (23)          1,397
   Deferred income taxes                                                              7,094           1,009           2,996
   Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable                                                              (5,484)          6,279           2,953
    Inventories                                                                      (5,098)          6,892          (1,088)
    Other assets                                                                     (1,553)          2,569           1,268
    Accounts payable                                                                  8,041          (9,051)         13,539
    Accrued liabilities                                                                (826)         (5,958)            249
    Income taxes, net                                                                (1,213)         (2,631)          2,851
                                                                                   --------        --------        --------

      Net cash provided by operating activities                                      24,452          25,561          45,113

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                (27,892)            463         (41,619)
  Capital expenditures                                                              (33,230)        (33,826)        (22,961)
  Proceeds from disposition of property, plant, and equipment                        14,626             484
  Other                                                                                                                 302
                                                                                   --------        --------        --------

      Net cash used in investing activities                                         (46,495)        (32,879)        (64,278)

                                                                                                                   (Continued)

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                       Year Ended
                                                                        -------------------------------------------
                                                                         October 3,   September 27,   September 28,
                                                                            1999           1998            1997

FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank revolving credit agreement      $ 24,900        $  8,100        $(80,293)
  Proceeds from issuance of Notes                                                                         100,000
  Repayments on long-term debt                                               (672)         (1,181)           (165)
  Increase (decrease) in unpresented bank drafts                           (2,853)         11,556           4,208
  Purchases of treasury stock, net                                           (818)        (11,117)         (1,147)
  Financing costs incurred                                                   (177)           (160)         (3,966)
  Issuance of treasury stock for options exercised                             56           1,049              50
                                                                         --------        --------        --------

    Net cash provided by financing activities                              20,436           8,247          18,687
                                                                         --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,607)            929            (478)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                         2,303           1,374           1,852
                                                                         --------        --------        --------

  End of year                                                            $    696        $  2,303        $  1,374
                                                                         ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the year for:
   Interest                                                              $ 14,961        $ 13,981        $  5,666
                                                                         ========        ========        ========

   Income taxes                                                          $   (591)       $  4,412        $  4,774
                                                                         ========        ========        ========

  Details of businesses acquired were as follows:
   Fair value of assets acquired                                         $ 47,861        $               $ 61,259
   Liabilities assumed                                                    (19,969)                        (18,890)
   Long-term note issued                                                                                     (750)
   Working capital adjustments                                                                463
                                                                         --------        --------        --------

     Net cash paid for acquisitions                                      $ 27,892        $    463        $ 41,619
                                                                         ========        ========        ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Amounts owed for capital expenditures                                  $    929        $  2,393        $  4,140
                                                                         ========        ========        ========

  Note receivable from sale of assets                                    $  2,440
                                                                         ========







  Common stock issued under employee savings plan                                                        $    830
                                                                                                         ========

See notes to consolidated financial statements.

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 3, 1999 AND SEPTEMBER 27, 1998 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
OCTOBER 3, 1999
--------------------------------------------------------------------------------

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

   Common Stock - On September 22, 1997, the Company increased the number of shares of common stock outstanding through a 3-for-2 stock split, effected in the form of a common stock dividend on the Company's issued and outstanding shares. Accordingly, per share and share data have been adjusted to give retroactive effect to the stock split for all periods presented.

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

   Property, Plant, and Equipment - Property, plant, and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis for financial reporting purposes. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to income as incurred. When property items are retired or otherwise disposed of, amounts applicable to such units are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are as follows:


               Buildings and improvements          10-30 years
               Machinery and equipment              5-15 years
               Furniture and fixtures                5-7 years
               Computer systems                      1-7 years

   Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 1999,1998, and 1997, $0.6 million, $1.5 million, and $.3 million of interest cost was capitalized, respectively.

   Computer Information Systems - Costs directly associated with the initial purchase, development, and implementation of computer information systems are capitalized and included in property, plant, and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five to seven years. Ongoing maintenance costs of computer information systems are expensed as incurred.

   Intangible Assets - Intangible assets consist of identifiable intangibles (trademarks, customer lists, and covenants not-to-compete) and goodwill. Identifiable intangibles are amortized over the term of the agreement (5 to 7 years) or estimated useful life (2 to 17 years). Goodwill is amortized on a straight-line basis over the estimated useful life (20 to 40 years).

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

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of - The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of an impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as Assets Held for Sale on the Consolidated Balance Sheet.

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

     Long-Term Debt - The fair value of the variable rate Credit Agreement borrowings approximates the carrying amount since the currently effective rates reflect market rates. The fair value of publicly traded fixed rate subordinated notes payable is based on the quoted market price.

   Accounting Change - On November 20, 1997, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company was involved in a business information systems and process reengineering project that was subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998 as a change in accounting.

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

   Segments - In fiscal 1999, the Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information. This statement requires public companies to report financial and descriptive information about their reportable operating segments. The Company determined that it has a single reportable segment.

   New Accounting Pronouncement - In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for the Company's quarter beginning October 2, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to discuss the impact that adoption of SFAS 133 will have on its financial position and results of operations when the standard is adopted.

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

2. ACQUISITIONS

   Ball Aerosol - On October 28, 1996, the Company acquired substantially all of the assets related to the metal aerosol can business from Ball Metal Food Container Corporation, a wholly owned subsidiary of Ball Corporation. The assets consist of a facility in Cincinnati which includes a material center and substantially all the assets used in connection with the marketing, distribution, selling, manufacturing, designing, and engineering of metal aerosol cans. The Company paid approximately $42.4 million for the acquired business. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was approximately $23 million.

   U. S. Can Metal Services Operations - On November 9, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations ("U.S. Can Metal Services"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, coating and lithography which is part of the Company's core business, and tinplate metal services which is not a business of the Company. On November 17, 1998, the Company signed a binding letter of intent to sell the tinplate services business. Anticipating the sale of the tinplate metal services business, the Company closed the Brookfield, Ohio location in March, 1999 and closed the Chicago Metal location in September, 1999

   The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed, and an allocation of the purchase price was finalized at October 3, 1999. The operating results for U.S. Can Metal Services have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services business which was sold as described below. As of October 3, 1999, the excess aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was $10.8 million and is being amortized over 40 years.

   The Company completed the sale of the tinplate services business in the fourth quarter of fiscal 1999. In connection with the sale, the Company received a note receivable recorded at $2.4 million. No gain was recognized. The tinplate services business primarily purchased, processed and sold nonprime steel to third party customers. The Company excluded tinplate metal services business losses of $4.4 million, including interest expense of $0.7 million, from results of operations for the year ended October 3, 1999.

   Management committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with BWAY facilities. In connection with the recording of the purchase, the Company established a reorganization liability of approximately $11 million. The reorganization liability includes $1.8 million in severance, $5.5 million in facility closing costs, and $3.7 million in equipment demolition costs. The reorganization liability represents the direct incremental costs expected to be incurred, which have no future economic benefit to the Company.

   During fiscal 1999, the Company has charged $0.4 million in severance, $2.9 million in facility closing costs and $1.5 million in demolition costs. In connection with the plant closures, the plan called for the termination of 308 employees. As of October 3, 1999, 191 employees have been terminated. The Company has one remaining facility scheduled to close in the fourth quarter of fiscal 2000.

   The reorganization liability, which is included in other current liabilities, at October 3, 1999 includes the following (in thousands):

   Facility closure costs                                  $2.6
   Severance and benefits costs                             1.3
   Demolition costs                                         2.3
                                                           ----
                                                           $6.2
                                                           ====

   The operating results for the U. S. Can Metal Services and Ball Aerosol acquisitions have been included in the Company's consolidated financial statements since the dates of acquisition.

   The following unaudited pro forma results assume the acquisitions of U.S. Can Metal Services, excluding tinplate services, and Ball Aerosol occurred at the beginning of the fiscal year ended October 3, 1999 and September 28, 1997, after giving affect to certain pro forma adjustments. The adjustments were made to reflect the goodwill amortization cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects

(In thousands, except per share amounts)
                                                     Year Ended
                                   ---------------------------------------------
                                       October 3,   September 27,  September 28,
                                         1999           1998           1997
                                   (U. S. Can Metal
                                       Services)                  (Ball Aerosol)

Net sales                              $476,149       $401,089       $406,476
Net income                                5,374          1,519         13,202
Basic earnings per common share            0.58           0.16           1.34
Diluted earnings per common share          0.57           0.15           1.32


   The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the period presented, nor is it necessarily indicative of future operating results.

3. INVENTORIES

   Inventories consist of the following (in thousands):

                                         October 3,    September 27,
                                           1999            1998

Inventories at FIFO cost:
  Raw materials                           $ 7,950         $ 6,555
  Work-in-progress                         30,543          22,695
  Finished goods                           10,538          10,696
                                          -------         -------
                                           49,031          39,946
LIFO reserve                                  546            (223)
Market reserve                               (546)
                                          -------         -------
Inventories, net                          $49,031         $39,723
                                          =======         =======

4. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consist of the following (in thousands):


                                                     October 3,    September 27,
                                                       1999            1998

Land                                                 $  1,649        $  2,979
Building and improvements                              12,631          16,202
Machinery and equipment                               131,283         107,041
Furniture, fixtures, and information technology        26,114          11,022
Construction-in-progress                               17,041          30,259
                                                     --------        --------
                                                      188,718         167,503
Less accumulated depreciation                         (44,002)        (33,543)
                                                     --------        --------

  Property, plant, and equipment - net               $144,716        $133,960
                                                     ========        ========


5. INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):

                                                     October 3,    September 27,
                                                        1999           1998

Customer lists                                        $ 7,753         $ 7,486
Tradename                                               4,704           4,704
Noncompete agreements                                   4,509           4,494
                                                      -------         -------
                                                       16,966          16,684
Less accumulated amortization                          (6,192)         (4,639)
                                                      -------         -------

Intangible assets, net                                $10,774         $12,045
                                                      =======         =======

6. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

   Included in accounts payable and accrued salaries and wages at October 3, 1999 and September 27, 1998 are bank drafts issued and outstanding for which no rights of offset exist to cash and cash equivalents, as follows (in thousands):

                                                    October 3,    September 27,
                                                       1999           1998

Bank drafts issued and outstanding included in:
  Accounts payable                                    $20,464        $22,027
  Accrued salaries and wages                            1,136          2,426
                                                      -------        -------

Bank drafts                                           $21,600        $24,453
                                                      =======        =======

7. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                   October 3,  September 27,
                                                                     1999         1998
     Senior Subordinated Notes                                     $100,000       $100,000
     Credit Agreement                                                46,500         21,600
     Other borrowings                                                                  672
                                                                   --------       --------
                                                                    146,500        122,272
     Less current maturities of long-term debt                                         672
                                                                   --------       --------

     Long-term debt                                                $146,500       $121,600
                                                                   ========       ========


   Senior Subordinated Notes

   On April 11, 1997, the Company received the net proceeds of approximately $96 million from a private placement of $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes").

   Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness. The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15,
   2005). In addition, until April 15, 2000, the Company may, at its option, redeem up to 33 1/3% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 110 1/4% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public or private sales of common stock of the Company, subject to certain provisions of the indenture. Upon the occurrence of a Change in Control, as defined in the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. Under the Notes' convenants, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $8.7 million at October 3, 1999.

   During fiscal 1998, the Company filed a registration statement and exchanged the Notes for the Company's 10 1/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"). BWAY is a holding company with no independent operations, although it incurs expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for four subsidiaries that are, individually and in the aggregate, inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined that they would not be material to investors.

   Credit Agreement

   In October 1997, the Company amended its Credit Agreement with Deutsche Bank (formerly Bankers Trust Company) and Bank of America (formerly NationsBank, N.A.) (the "Credit Agreement"). The amendment lowered the borrowing limit from $150 million to $100 million. The amendment provides the Company with lower interest rate margins and greater flexibility with regard to investments in acquisitions, joint ventures and other subsidiaries. The amendment also provides the Company with a second option to increase the borrowing limit by another $25 million for a maximum borrowing limit of $150 million, provided certain conditions are met and provided that only one $25 million increase occur in any twelve-month period. The amendment also extends the expiration of the Credit Agreement one year to June 17, 2002.

   On November 2, 1998, the Company and its lenders executed another amendment to the Credit Agreement which modified certain restrictive covenants and provided greater flexibility with respect to investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million from $100 million. The Credit Agreement currently allows the Company to borrow up to $125 million or $150 million if certain conditions are met. The interest rates under the Credit Agreement are based on rate margins for either prime rate as announced by Bank of America from time to time ("Prime") or LIBOR plus an applicable rate spread, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's borrowing rate is 7.2% at October 3, 1999, and 7.0% atSeptember 27, 1998. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage indebtedness. Under this agreement, BWAY is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than approximately $8.7 million at October 3, 1999 and to incur additional indebtedness. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

   Scheduled maturities of long-term debt as of October 3, 1999 are as follows (in thousands):


     Fiscal Year

     2002                                                       $ 46,500
     Thereafter                                                  100,000
                                                                --------
                                                                $146,500
                                                                ========

   The fair value of long-term debt at October 3, 1999 and September 27, 1998 was estimated at $148.1 million and $126.6 million, respectively.

8. STOCKHOLDERS' EQUITY

   Earnings Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before the cumulative effect of change in accounting:


   (In thousands, except share and per share amounts)
                                                                         Year Ended
                                                         -------------------------------------------
                                                          October 3,  September 27,  September 28,
                                                             1999         1998           1997

   Numerator for Basic and Diluted Earnings per Share:
   Income before Cumulative Effect of
     Change in Accounting                                  $    5,627     $    2,680     $   13,104
                                                           ==========     ==========     ==========
   Denominator:
   Denominator for basic earnings per share for
     income available to common stockholders                9,322,738      9,527,120      9,817,323
   Effect of Dilutive Stock Options                           130,019        431,417        165,251
                                                           ----------     ----------     ----------
   Denominator for diluted earnings per share for
     income available to common stockholders                9,452,757      9,958,537      9,982,574
                                                           ==========     ==========     ==========
   Earnings per Common Share:
   Basic                                                   $     0.60     $     0.28     $     1.33
                                                           ==========     ==========     ==========

   Diluted                                                 $     0.60     $     0.27     $     1.31
                                                           ==========     ==========     ==========


   Stock Option Plans

   In June 1995, the Company adopted the Company's 1995 Long-Term Incentive Plan and the Formula Plan for Non-Employee Directors (the "Formula Plan") for certain directors, officers, employees, and consultants of the Company and its subsidiaries. In February 1997, the Company i) adopted the Amended and Restated 1995 Long-Term Incentive Plan which increased the aggregate number of shares of common stock authorized for issuance thereunder from 735,000 to 1,125,000, and ii) froze the Formula Plan with only 45,000 of the available 150,000 shares of common stock being granted thereunder. In February 1998, the Company adopted the Second Amended and Restated 1995 Long-Term Incentive Plan (the "Amended Plan") which further increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,125,000 to 1,425,000. In February 1998, the Company adopted the third amendment and restatement of the Amended Plan (as so amended and restated, the "Current Plan") which further increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,425,000 to 1,825,000.The options generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Current Plan will terminate on May 31, 2005 unless sooner terminated by the Board. Termination of the Current Plan will not affect grants made prior to termination. The Current Plan authorizes grants of stock options to participants from time to time as determined by the Management Resources, Nominating and Compensation Committee of the Board. Options granted under the Current Plan may be incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options, or a combination thereof.

   As of October 3, 1999, September 27, 1998, and September 28, 1997, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividends of 0.0%, expected volatility 52.33% in 1999, 37.67% in 1998, and 30% in 1997, risk-free interest of 6.58%, and expected lives of 6.0 years.

   A summary of the status of the Company's two stock option plans as of October 3, 1999 and changes during fiscal 1997, 1998, and 1999 is presented below:


                                                                             Weighted
                                                                              Average
                                                                             Exercise
    Fixed Options                                                  Shares      Price

    Outstanding at September 29, 1996                               892,800    $11.52
      Granted                                                        66,300     14.06
      Forfeited                                                     (12,600)    12.67
      Exercised                                                      (4,200)    11.87
                                                                 ----------

    Outstanding at September 28, 1997                               942,300     11.72
      Granted                                                       332,900     20.48
      Forfeited                                                     (14,800)    19.26
      Exercised                                                     (69,400)    12.16
                                                                 ----------

    Outstanding at September 27, 1998                             1,191,000     14.05
      Granted                                                       448,274     14.77
      Forfeited                                                     (36,752)    20.68
      Exercised                                                      (4,500)    12.67
                                                                 ----------

    Outstanding at October 3, 1999                                1,598,022     14.07
                                                                 ==========

    Exercisable at September 28, 1997                               368,100     10.99
                                                                 ==========

    Exercisable at September 27, 1998                               592,500     11.37
                                                                 ==========

    Exercisable at October 3, 1999                                  883,155     12.70
                                                                 ==========

    Weighted average grant date fair value of options granted
      during the year ended October 3, 1999                      $     8.51
                                                                 ==========

    Weighted average grant date fair value of options granted
      during the year ended September 27, 1998                   $    13.08
                                                                 ==========

    Weighted average grant date fair value of options granted
      during the year ended September 28, 1997                   $     6.15
                                                                 ==========


   The following table summarizes information about stock options outstanding at October 3, 1999:

                          Weighted
                           Number        Average    Weighted      Number
                       Outstanding at   Remaining   Average   Exercisable at
       Range of          October 3,    Contractual  Exercise    October 3,
    Exercise Prices         1999          Life       Price         1999

      $9.25 - 10.00         263,011          5.8    $ 9.67         259,344
      10.01 - 11.00          48,000          5.9     10.68          39,900
      11.01 - 12.00          26,700          7.0     11.67           2,100
      12.01 - 13.00         653,856          7.5     12.59         429,456
      13.01 - 14.00          14,042          9.5     13.26
      14.01 - 15.00          57,000          7.8     14.35          33,000
      16.01 - 17.00         233,072          9.1     16.50
      18.01 - 19.00          42,000          7.9     18.17          28,000
      19.01 - 20.00         215,100          7.2     19.38          72,376
      21.01 - 22.00          15,900          8.4     21.38           5,301
      26.01 - 26.50          29,341          6.9     26.50          13,678
                          ---------          ---    ------         -------

                          1,598,022          7.4    $14.07         883,155
                          =========          ===    ======         =======



   The fair value of options granted during the years ended October 3, 1999, September 27, 1998, and September 28, 1997 was $3.8 million, $4.4 million, and $.4 million, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for each of the three years in the period ended October 3, 1999 would have been reduced to the pro forma amounts indicated below:



                                                             1999      1998      1997
Net income (loss) to common shareholders (in thousands):
  As reported                                                $5,627   $1,519    $13,104
                                                             ======   ======    =======

  Pro forma                                                  $3,006   $ (289)   $12,316
                                                             ======   ======    =======

Net income per common and common equivalent share:
  Basic earnings per common share:
  As reported                                                $ 0.60   $ 0.16    $  1.33
                                                             ======   ======    =======
  Pro forma                                                  $ 0.32   $(0.03)   $  1.25
                                                             ======   ======    =======

  Diluted earnings per common share:
  As reported                                                $ 0.60   $ 0.15    $  1.31
                                                             ======   ======    =======
  Pro forma                                                  $ 0.32   $(0.03)   $  1.23
                                                             ======   ======    =======


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

   Components of net deferred tax liability are as follows (in thousands):


                                            October 3,   September 27,
                                               1999           1998
   Deferred tax liabilities:
     Property, plant, and equipment            $24,561         $20,243
     Inventory                                   1,249
     Intangible assets                           1,372             802
     Other                                         626             657
                                               -------         -------
                                                27,808          21,702
   Deferred tax assets:
     Restructuring reserves                      4,369           3,327
     Employee benefits                           6,005           4,732
     Customer claims/rebates                     1,854             891
     Inventory                                                     475
     Accounts receivable                           221             186
     Other                                       2,304           1,224
                                               -------         -------
                                                14,753          10,835
                                               -------         -------

     Net deferred tax liability                $13,055         $10,867
                                               =======         =======

   Net current deferred tax asset              $(4,612)        $(4,251)
   Net noncurrent deferred tax liability        17,667          15,118
                                               -------         -------

                                               $13,055         $10,867
                                               =======         =======

   The provision for income taxes is reconciled with the federal statutory rate as follows (dollars in thousands):


                                              1999            1998            1997
                                        -------------- --------------- -----------------
                                        Amount     %    Amount     %     Amount     %

Income tax at federal statutory rate     $3,821  35.0%   $1,914  35.0%   $7,788   35.0%
State income taxes, net of federal
  income tax benefit                        382   3.5%      275   5.0%      549    2.5%
Nondeductible amortization of
  intangibles                               734   6.7%      600  11.0%      754    3.4%
Other                                       353   3.2%                       55    0.2%
                                         ------  ----    ------  ----    ------   ----
                                         $5,290  48.4%   $2,789  51.0%   $9,146   41.1%
                                         ======  ====    ======  ====    ======   ====


   The components of the provision for income taxes are as follows (in thousands):


                                  October 3,     September 27,  September 28,
                                     1999            1998           1997

    Current:
      Federal                       $(1,640)         $1,473        $ 9,569
      State                            (164)            307          1,449
    Deferred                          7,094           1,009         (1,872)
                                    -------          ------        -------
                                    $ 5,290          $2,789        $ 9,146
                                    =======          ======        =======

   As of October 3, 1999, the Company has recognized deferred tax benefits of $1.1 million related to alternative minimum tax carryforwards which have no expiration date.


10. LEASE COMMITMENTS

   The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $4.5 million (1999), $3.4 million (1998), and $4.2 million
   (1997).

   On August 20, 1999, the Company sold and leased back its Cincinnati manufacturing facility. The sales price was $10.4 million. After deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million which will be amortized over the life of the lease. The amortization of the deferred gain recorded in earnings for the year ending October 3, 1999 was $13,000. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two 5 year renewal terms that run consecutively after the basic term. The lease is accounted for as an operating lease for financial reporting purposes.

   At October 3, 1999, future minimum rental payments under noncancelable operating leases are as follows (in thousands):


                                     Operating
    Fiscal Year                       Leases

    2000                               $ 5,339
    2001                                 4,822
    2002                                 4,187
    2003                                 3,127
    2004                                 2,929
    Thereafter                          18,289
                                       -------

      Total minimum lease payments     $38,693
                                       =======


11. PROFIT SHARING AND PENSION PLANS

    The Company has qualified profit sharing and savings plans for specified employees. These plans are contributory defined contribution plans which provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $1.3 million (1999), $.9 million (1998), and $.7 million (1997).

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

    Effective July 31, 1998, the Company amended the plan to terminate the plan on that date. All participants became fully vested in their accounts on July 31, 1998. On July 29, 1999 the Company received approval to distribute the assets in the plan to the participants. Substantially all assets were distributed in November, 1999.

    The periodic net expense (income) is comprised of the following:


                                                               Year Ended
                                                 ------------------------------------------
                                                  October 3,   September 27,   September 28,
                                                     1999           1998            1997

Service cost - benefits earned
  during the period                               $              $2,294,900       $  31,100
Interest cost on projected benefit obligation       307,500         284,100         191,300
Actual return on assets                            (158,400)       (261,400)       (399,800)
Net amortization and deferral                      (301,200)       (135,000)
                                                  ---------      ----------       ---------

  Net pension expense (income)                    $(152,100)     $2,182,600       $(177,400)
                                                  =========      ==========       =========

   The following table shows the plan's funded status and amounts recognized in the balance sheet:


                                                                      Year Ended
                                                              ---------------------------
                                                               October 3,   September 27,
                                                                 1999           1998

   Actuarial present value of benefit obligations - Vested    $ 3,754,200     $ 4,439,100
                                                              ===========     ===========

   Accumulated benefit obligation                             $ 3,754,200     $ 4,439,100
                                                              ===========     ===========

     Fair value of plan assets                                $ 4,357,700     $ 5,077,100
     Projected benefit obligation                              (3,754,200)     (4,439,100)
                                                              -----------     -----------

     Funded status                                                603,500         638,000

   Unrecognized net gain                                         (470,300)       (656,900)
   Unrecognized prior service cost

   Prepaid (accrued) pension expense                          $   133,200     $   (18,900)
                                                              ===========     ===========

   The actuarial assumptions used were:
     Discount rate                                                   7.75%           7.00%
                                                              ===========     ===========

     Rate of increase in compensation levels                         0.00%           0.00%
                                                              ===========     ===========

     Expected return on assets                                       9.00%           9.00%
                                                              ===========     ===========

   Most of BSNJ's union employees are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans are $.3 million for the year ended October 3, 1999, $.4 million for the year ended September 27, 1998, and $.7 million for the year ended September 28, 1997.

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

   In fiscal 1998, the Company reached new collective bargaining agreements with unions representing approximately 34% of the hourly employees at the Cincinnati, Ohio facility. The provisions of the new agreements substantially eliminate unvested postretirement medical benefits provided by the Company which resulted in the recording of curtailment gains of approximately $1.9 million.

   As of October 3, 1999, in accordance with the terms of two applicable collective bargaining agreements, the Company continues to offer postretirement medical coverage to certain union employees who retire from employment at MCC.

                                                               Year Ended
                                                      ----------------------------
                                                       October 3,    September 27,
                                                          1999            1998

   Change in benefit obligation
   Benefit obligation at beginning of year            $ 5,899,329       7,562,173
   Service cost                                            29,319          29,319
   Interest cost                                          392,493         412,028
   Actuarial gain                                        (948,165)         95,074
   Curtailment gain                                                    (1,860,771)
   Benefits paid                                         (207,870)       (338,494)
                                                      ---------------------------
   Benefit obligation at end of year                  $ 5,165,106     $ 5,899,329
                                                      ===========================
   Change in plan assets
   Fair value of plan assets at beginning of year               -               -
   Actual return on plan assets                                 -               -
   Employer contribution                                  207,870         338,494
   Benefits paid                                         (207,870)       (338,494)
                                                      ---------------------------
   Fair value of plan assets at end of year           $         -     $         -
                                                      ===========================

   Funded status                                       (5,165,106)     (5,899,329)
   Unrecognized net actuarial loss                       (853,091)         95,074
                                                      ---------------------------
   Prepaid (accrued) benefit cost                     $(6,018,197)    $(5,804,255)
                                                      ===========================

   Weighted-average assumptions as of year end

   Discount rate                                             7.50%           6.75%
                                                      ===========================



   For measurement purposes, a 10% annual rate of increase in the post 65 per capita cost of covered health care benefits and a 8.5% annual rate of increase in the pre 65 per capita cost of covered health care benefits were assumed for 1999 and 1998. The rates were assumed to decrease by .5% per year to 5% and remain at that level thereafter.

                                                                         Year Ended
                                                                  -------------------------
                                                                   October 3,  September 27,
                                                                      1999          1998

Components of net periodic benefit cost
Service cost on benefits earned                                     $ 29,319         29,319
Interest cost on accumulated postretirement benefit obligation       392,493        412,028
                                                                    -----------------------
Net periodic benefit cost                                            421,812        441,347
Curtailment gain                                                           -     (1,860,771)
                                                                    -----------------------
Net effect charged to results from continuing operations            $421,812    $(1,419,424)
                                                                    =======================

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              Year Ended
                                                        --------------------------
                                                        October 3,   September 27,
                                                           1999           1998

One-Percentage Point Increase:
Effect of Total Service and Interest Cost Components     $  56,215       $  62,974
Effect on postretirement benefit obligation                645,576         880,047

One-Percentage Point Decrease:
Effect of Total Service and Interest Cost Components       (32,313)        (51,175)
Effect on postretirement benefit obligation               (534,802)       (715,705)

12. RELATED PARTY TRANSACTIONS

    BSNJ leases its primary operating facility under an operating lease from a partnership in which certain members of the Company's management are partners. The lease, which is for a five-year period ended September 30, 1999 with renewal options and carried a monthly lease payment of $52,547. The Company exercised the first five year option through September 30, 2004 with a monthly lease payment of $56,391 beginning in fiscal year 2000.

13. RESTRUCTURING AND IMPAIRMENT CHARGE

    On June 3, 1998, the Board of Directors approved a restructuring plan to improve operating efficiencies. The plan involves the rationalization of three existing facilities, the shift of related production to other facilities, and the elimination of an internal transportation department. The facilities closed in fiscal 1999 were Solon (Ohio) and Northeast Tin Plate (New Jersey). The facility scheduled for closure in fiscal 2000 is Farmer's Branch (Texas).

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

    During fiscal 1998, the Company charged the restructuring reserve approximately $1.7 million for severance benefits, $6.6 million for other asset impairments and $.5 million for facility closing costs. In conjunction with the plant closures, the plan called for the termination of 234 employees. As of October 3, 1999, 210 employees have been terminated. During fiscal 1999, the Company charged $.3 million in severance and $1.9 million in facility closing costs. The remaining balance in the 1998 restructuring liability is $.5 million at October 3, 1999.

    In connection with the fiscal 1999 acquisition of U.S. Can Metal Services, the Company provided a reserve for costs to exit the tinplate services business. See Note 2.

14. ASSETS HELD FOR SALE

    In connection with the closure of the plants in 1998 and 1999, $3.4 million of real property is held for sale at October 3, 1999. This property includes $.6 million of land and $2.8 million of buildings. Additionally, the Company holds $1.4 million in equipment for sale at October 3, 1999.

    During the second quarter of fiscal 1999, the company sold the Solon, Ohio facility for $4.5 million resulting in a net gain of $.2 million.

    At September 27, 1998, $5.4 million of real property is held for sale. This property included land of $.8 million and buildings of $4.6 million.

    In connection with the fiscal 1999 acquisition of U.S. Can Metal Services, the Company provided a reserve for costs to exit the tinplate services business. See Note 2.

15. CONTINGENCIES

    Environmental

    The Company continues to monitor and evaluate on an ongoing and regular basis its compliance with applicable environmental laws and regulations. Liabilities for noncapital expenditures are recorded when environmental remediation is probable and the costs can be reasonably estimated. The Company believes that it is in substantial compliance with all material federal, state, and local environmental requirements.

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

    Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. On August 25, 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. The consent order establishes a schedule for completing such investigation and remediation by Owens-Illinois. Separately, the Company entered into a consent order with DNR on April 22, 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. The Company anticipates capital expenditures of approximately $200,000 in fiscal 2000 to comply with the consent order. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

    Letters of Credit

    At October 3, 1999, a bank had issued standby letters of credit on behalf of BWAY in the aggregate amount of $1.3 million in favor of BWAY's workers' compensation insurer.

16. CUSTOMERS

    The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 42% (1999), 36% (1998), and 38%
    (1997) of the Company's sales including sales to one customer of 8.5%
    (1999), 9.5% (1998), and 10% (1997).

    Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company.

    The Company sells its products and services primarily in North America. In fiscal 1999, 1998, and 1997, the Company's sales to customers located outside the United States were less than five percent of total net sales. The following is a summary of revenue for the Company's products and services:


                                               Year Ended
                                 -----------------------------------------
                                 October 3,    September 27,  September 28,
                                    1999           1998           1997

    General line containers       $326,970       $320,871       $337,806
    Food cans                       51,380         52,142         52,280
    Material center services        74,736          8,022
    Ammunition boxes                14,013         20,054         12,064
                                  --------       --------       --------

                                  $467,099       $401,089       $402,150
                                  ========       ========       ========

17. QUARTERLY INFORMATION (UNAUDITED) (In thousands, except per share data)


                                              First     Second      Third       Fourth
Fiscal Year 1999:                            Quarter    Quarter    Quarter     Quarter

Net sales                                    $104,986   $121,536   $123,109    $117,468
                                             ========   ========   ========    ========

Gross profit (exclusive of depreciation
 and amortization)                           $ 15,685   $ 19,032   $ 16,252    $ 11,638
                                             ========   ========   ========    ========

Net income (loss)                            $  1,407   $  3,284   $  1,876    $   (940)
                                             ========   ========   ========    ========

Basic earnings (loss) per common share       $   0.15   $   0.35   $   0.20    $  (0.10)
                                             ========   ========   ========    ========

Diluted earnings (loss) per common share     $   0.15   $   0.35   $   0.20    $  (0.10)
                                             ========   ========   ========    ========


Fiscal Year 1998:

Net sales                                    $ 92,114   $101,165   $107,010    $100,800
                                             ========   ========   ========    ========

Gross profit (exclusive of depreciation
 and amortization)                           $ 15,482   $ 17,346   $ 19,314    $ 12,359
                                             ========   ========   ========    ========

Net income (loss)                            $  1,035   $  3,946   $ (4,026)   $    564
                                             ========   ========   ========    ========

Basic earnings (loss) per common share       $   0.11   $   0.42   $  (0.42)   $   0.05
                                             ========   ========   ========    ========

Diluted earnings (loss) per common share     $   0.10   $   0.40   $  (0.40)   $   0.05
                                             ========   ========   ========    ========


                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule I    -    Condensed Financial Statements of BWAY Corporation. .   S-2

Schedule II    -   Condensed Valuation and Qualifying Accounts  BWAY
                     Corporation And Subsidiaries .  . . . . . . . . . .   S-6

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

ASSETS:                                        October 3,                    September 27,
                                                  1999                            1998
                                       ------------------------        -----------------------
     Investments in subsidiaries                       $199,813                       $157,137
     Property, Plant and Equipment -
      net                                                20,430                          3,571
     Intercompany receivable                                                            35,304
     Other assets                                        13,239                          1,217
                                       ------------------------        -----------------------
                                                       $233,482                       $197,229
                                       ========================        =======================

LIABILITIES:
     Intercompany payable                              $  9,517
     Other liabilities                                   41,912                       $ 20,041
     Long Term Debt                                     100,000                        100,000
                                       ------------------------        -----------------------
                                                        151,429                        120,041
                                       ------------------------        -----------------------

STOCKHOLDERS' EQUITY:
     Common stock                                            99                             99
     Additional paid-in capital                          37,202                         37,395
     Retained earnings                                   55,819                         50,192
                                       ------------------------        -----------------------
                                                         93,120                         87,686
     Less treasury stock, at cost                       (11,067)                       (10,498)
                                       ------------------------        -----------------------
     Total stockholders' equity                          82,053                         77,188
                                                       $233,482                       $197,229
                                       ========================        =======================

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)



                                                      October 3,           September          September 28,
                                                         1999                1998                 1997
                                                   ----------------       -------------      -----------------
Management fees charged to subsidiaries                    $      0            $  3,427                $ 1,545

Interest expense,net                                        (11,160)            (10,250)                (5,125)

Other income/(expense),net                                   (6,890)            (17,745)                   151
                                                   ----------------       -------------      -----------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries                   (18,050)            (24,568)                (3,429)

Income tax (expense)/benefit                                 (8,747)            (12,530)                   695
                                                   ----------------       -------------      -----------------

Income before equity in undistributed earnings
   of subsidiaries                                           (9,303)            (12,038)                (4,124)

Equity in undistributed earnings of subsidiaries             14,930              14,718                 17,228

Cumulative effect of change in accounting for
  systems development costs - net of related tax
  benefit of $823                                                                (1,161)
                                                   ----------------       -------------      -----------------
Net income                                                 $  5,627            $  1,519                $13,104
                                                   ================       =============      =================

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  Year Ended
                                                            ----------------------------------------------------------
                                                                   October 3,      September 27,        September 28,
                                                                      1999             1998                 1997
                                                            -----------------    ----------------     ----------------
OPERATING ACTIVITIES:
Net income                                                           $  5,627          $  1,519           $ 13,104
Adjustments to reconcile net income to net cash provided by
    operating activities:
          Equity in undistributed earnings of
            subsidiaries                                              (14,930)          (14,718)           (17,228)

           Changes in assets and liabilities:
              Other assets                                             (4,542)           (1,037)                78
              Other liabilities                                        16,095            17,969                793
               Income tax receivable                                   (1,211)
               Intercompany payable                                    44,816             9,634             46,381
                                                              ----------------    ---------------     ---------------
               Net cash provided by operating activities               45,855            13,367             43,128
                                                              ----------------    ---------------     ---------------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                    (27,746)           (3,570)           (42,154)
Capital Expenditures                                                  (16,859)
                                                              ----------------    ---------------     ---------------
               Net cash used in investing activities                  (44,605)           (3,570)           (42,154)
                                                              ----------------    ---------------     ---------------

FINANCING ACTIVITIES:
Purchase of treasury stock                                               (818)           (9,563)            (1,147)
Other                                                                      56              (234)
                                                              ----------------    ---------------     ---------------
               Net cash used in financing activities                     (762)           (9,797)            (1,147)
                                                              ----------------    ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          488                 0               (173)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                0                 0                173
                                                              ----------------    ---------------     ---------------


CASH AND CASH EQUIVALENTS, END OF YEAR                               $    488          $      0           $      0
                                                              ================    ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                               Year Ended
                                                            -----------------------------------------------------
                                                                 October 3,       September 28       September 28,
                                                                    1999              1998               1997
                                                            -----------------    -------------    ---------------
Cash paid (received) during the year for:
     Income taxes                                                     $(9,724)         $ 4,765             $  695
                                                            -----------------    -------------    ---------------

     Interest                                                         $11,033          $10,250             $5,125
                                                            -----------------    -------------    ---------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued under employee savings plan                                                      $  830
                                                                                                  ===============

           SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                       BWAY CORPORATION AND SUBSIDIARIES
                                 (In Thousands)


                                                                       Additions
                                                   Balance at          Charged to                                Balance at
                                                   Beginning           Costs and                                    End
Description                                        of Period           Expenses              Deductions          of Period
---------------------------------------         --------------      ---------------       ----------------     --------------
Allowance for doubtful accounts:

Year ended September 28, 1997                         $390                $350                  $160(1)              $580

Year ended September 27, 1998                          580                  33                    80(1)               533

Year ended October 3, 1999                             533                  (3)                   24(1)               506


                                                                       Additions
                                                   Balance at          Charged to                                Balance at
                                                   Beginning           Costs and                                    End
Description                                        of Period           Expenses              Deductions          of Period
---------------------------------------         --------------      ---------------       ----------------     --------------
Restructuring Reserve:

Year ended September 28, 1997                            0                                                              0

Year ended September 27, 1998                            0              11,532                 8,822                2,710

Year ended October 3, 1999                           2,710                 154                 2,394                  470


                                                                       Additions
                                                   Balance at          Charged to                                Balance at
                                                   Beginning           Costs and                                    End
Description                                        of Period           Expenses              Deductions          of Period
---------------------------------------         --------------      ---------------       ----------------     --------------
Reorganization Reserve:

Year ended September 28, 1997                        4,781               4,600                 6,293                3,088

Year ended September 27, 1998                        3,088                                     1,184                1,904

Year ended October 3, 1999                           1,904              11,037                 6,524                6,417
____________
(1)  Deductions from the allowance for doubtful accounts represent the net write-off of uncollectable accounts receivable.



                                       INDEX TO EXHIBITS
                       ------------------------------------------------
         Exhibit                 Description of Document
           No.
                    3.1  Amended and Restated Certificate of
                         Incorporation of the Company.                                          (3)

                    3.2  Amended and Restated By-laws of the Company                            (1)

                    3.3  Rights Agreement dated as of June 9, 1995
                         between the Company and Harris Trust and
                         Savings Bank, as Rights Agent                                          (1)

                    3.4  Amendments to Rights Agreement dated as of
                         February 12, 1996 between the Company and
                         Harris Trust and Savings Bank, as Rights Agent                         (3)

                    3.5  Amendment No. 2 to Rights Agreement dated as
                         of August 19, 1997 between the Company and
                         Harris Trust and Savings Bank, as Rights Agent                         (9)

                    3.6  Amendment No.2 to Rights Agreement, dated as
                         of November 26, 1997, between the Company and
                         Harris  Trust and Savings Bank.                                        (9)

                    4.1  Form of certificate representing shares of
                         Common Stock of the Company                                            (2)

                    4.2  Credit Agreement dated June 17, 1996 by and
                         among BWAY Corporation, Brockway Standard,
                         Inc., Milton Can Company, Inc., the
                         additional borrowers, BT Alex.Brown
                         Incorporated (formerly known as Bankers Trust
                         Company) and NationsBank, N.A.                                         (4)

                    4.3  Third Amendment To Credit Agreement dated
                         November 2, 1998 among BWAY Corporation, its
                         subsidiaries, Bankers Trust Company and
                         NationsBank, N.A.                                                     (14)

                    4.4  Master Assignment and Consent Agreement and
                         First Amendment to Credit Agreement dated as
                         of August 15, 1996, and Second Amendment to
                         Credit Agreement dated as of October 15, 1997
                         between BWAY Corporation, Brockway Standard,
                         Inc., Milton Can Company, Inc., the
                         additional borrowers, BT Alex.Brown
                         Incorporated (formerly known as Bankers Trust                         (11)
                         Company), and NationsBank, N.A.

                    4.5  Indenture dated as of April 11, 1997 among
                         the Company, the subsidiary guarantors named
                         therein and Harris Savings and Trust Company,
                         as trustee                                                             (6)

                    4.6  Forms of Series A and Series B 101/4% Senior
                         Subordinated Notes (contained in Exhibit 4.3
                         as Exhibit A and B thereto, respectively)                              (6)


                    4.7  Form of Guarantee (contained in Exhibit 4.3
                         as Exhibit F thereto)                                                  (6)

                    4.8  Registration Rights Agreement dated as of
                         April 11, 1997 among the Company, the
                         subsidiary guarantors named therein, BT
                         Alex.Brown Incorporated (formerly known as
                         Bankers Trust Company), Bear, Stearns & Co.                            (6)
                         Inc., and NationsBanc Capital Markets, Inc.

                    4.9  Fourth Amendment To Credit Agreement dated
                         December 16, 1999 among BWAY Corporation, its
                         subsidiaries, BT Alex.Brown Incorporated
                         (formerly known as Bankers Trust Company) and
                         Bank of America (formerly known as
                         NationsBank, N.A.)                                                    (14)

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

                   10.1  Asset Purchase Agreement dated December 19,
                         1988 between BS Holdings Corporation, BW
                         Plastics, Inc., BW-Morrow Plastics, Inc. and
                         Owens-Illinois Group, Inc.                                             (1)

                   10.2  Registration Agreement dated as of January
                         30, 1989 between BS Holdings Corporation and
                         certain stockholders                                                   (1)

                   10.3  Acquisition Agreement dated as of March 4,
                         1993 between Ellisco Inc. and BSI                                      (1)

                   10.4  Stock Purchase Agreement dated April 27, 1993
                         among Armstrong Industries, Inc., its
                         stockholders, Armstrong Containers, Inc. and                           (1)
                         BSI

                   10.5  Asset Purchase Agreement dated May 26, 1993
                         among DK Containers, Inc., Dennis Dyck,
                         Robert Vrhel, Mohan Patel and BSI                                      (1)

                   10.6  Employment Agreement between the Company and
                         Warren J. Hayford, dated as of June 1, 1995 *                          (1)

                   10.7  Employment Agreement between the Company and
                         John T. Stirrup, dated as of June 1, 1995 *                            (1)

                   10.8  Memorandum of Agreement dated October 11,
                         1993 between The Folgers Company and BSI **                            (1)

                   10.9  Contract and Lease dated September 3, 1968,
                         between the City of Picayune, Mississippi and
                         Standard Container Company                                             (1)


                  10.10  Lease dated February 24, 1995 between Tab
                         Warehouse Fontana II and BSI                                           (1)

                  10.11  Garland, Texas Industrial Net Lease dated
                         January 14, 1985 between MRM Associates and
                         Armstrong Containers, Inc.                                             (1)

                  10.12  Gross Lease Agreement dated August 10, 1990
                         between Colonel Estates Joint Venture and BSI                          (1)

                  10.13  Lease dated February 11, 1991 between Curto
                         Reynolds Oelerich Inc. and Armstrong
                         Containers, Inc.                                                       (1)

                  10.14  Lease Agreement dated November 16, 1996
                         between Shelby Distribution Park and Brockway
                         Standard, Inc., as amended December 26, 1996.                         (11)

                  10.15  Lease dated August 9, 1991 between DK
                         Containers, Inc. and Smith Barney Birtcher
                         Institutional Fund-I Limited Partnership and                           (1)
                         the First Amendment thereto

                  10.16  Lease dated September 2, 1994 between
                         Division Street Partners, L.P. and BSNJ                                (8)

                  10.17  Employee Stock Purchase Agreement dated March
                         4, 1994 among BS Holdings Corporation, Perry
                         Schwartz, Mid-America Group, Ltd., Warren J.
                         Hayford and Daniel P. Casey *                                          (1)

                  10.18  Agreement, dated May 15, 1995, between BSI
                         and Owens-Illinois, Inc. Pursuant to (S)  9.9
                         (d) of the December 19, 1988 Stock Purchase
                         Agreement                                                              (1)

                  10.19  Settlement Agreement, dated June 30, 1997
                         between BWAY Corporation and Owens-Illinois                           (11)
                         Group, Inc.

                  10.20  Brockway Standard Holdings Corporation
                         Formula Plan for Non-Employee Directors *                              (1)

                  10.21  Cooperation Agreement between Ball
                         Corporation and BWAY Corporation, dated
                         January 4, 1996.                                                      (3)

                  10.22  Merger Agreement with Milton Can Company,
                         Inc., dated March 12, 1996.                                            (3)

                  10.23  Amendment #1 to the Merger Agreement with
                         Milton Can Company, Inc., dated April 30, 1996                         (3)

                  10.24  Asset Purchase Agreement dated April 29,
                         1996, between Brockway Standard, Inc., BWAY
                         Corporation, Van Dorn Company and Crown Cork
                         & Seal Company, Inc.                                                   (3)

                  10.25  Employment Agreement between the Company and
                         David P. Hayford, dated as of June 15, 1995 *                          (4)


                  10.26  Employment Agreement between the Company and
                         James W. Milton, dated as of May 28, 1996 *                            (4)

                  10.27  Amended and Restated Registration Rights
                         Agreement dated as of May 28, 1996, between
                         BWAY Corporation and certain shareholders.                             (4)

                  10.28  Asset Purchase Agreement dated October 6,
                         1996, between Brockway Standard (New Jersey),
                         Inc. (formerly known as Milton Can Company,
                         Inc.), BWAY Corporation, Ball Metal Food
                         Container Corp., and Ball Corporation                                  (5)

                  10.29  Amendment No. 1 to the Asset Purchase
                         Agreement dated October 28, 1996 between
                         Milton Can Company, Inc., BWAY Corporation,
                         Ball Metal Food Container Corp., and Ball                              (5)
                         Corporation

                  10.30  Purchase Agreement dated as of April 8, 1997
                         among the Company, the subsidiary guarantors
                         named therein, BT Alex. Brown Incorporated
                         (formerly known as Bankers Trust Company),
                         Bear, Stearns & Co. Inc. and NationsBanc                               (6)
                         Capital Markets, Inc.

                  10.31  Brockway Standard (Ohio), Inc. Bargaining
                         Unit Savings Plan *                                                    (7)

                  10.32  Employment Agreement between the Company and
                         John M. Casey *                                                        (9)

                  10.33  Employment Agreement between the Company and
                         John T. Stirrup B Amendment No. 1 *                                   (10)

                  10.34  Employment Agreement between the Company and
                         David P. Hull *                                                       (10)

                  10.35  BWAY Corporation Second Amended and Restated
                         1995 Long-Term Incentive Plan                                         (10)

                  10.36  Asset Purchase Agreement between BMAT, Inc.
                         and the United States Can Company dated
                         November 9, 1998.                                                     (12)

                  10.37  Employment Agreement between the Company and
                         John T. Stirrup - Amendment No. 2*                                    (13)

                  10.38  Employment Agreement and Options Agreement
                         between the Company and Warren J. Hayford -
                         Omnibus Amendment*                                                    (14)

                  10.39  Employment Agreement between the Company and
                         Jean-Pierre M. Ergas, dated as of January 1,                          (14)
                         2000*

                  10.40  BWAY Corporation Third Amended and Restated
                         1995 Long-Term Incentive Plan                                         (14)


                  10.41  Lease Agreement dated August 20, 1999 between
                         CRICBW Anderson Trust and Milton Can Company                          (14)

                  10.42  Lease Agreement dated September 15, 1999
                         between Division Street Partners, L.P. and                            (14)
                         BSNJ

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

(9) Incorporated by reference to the Company's Form 10-Q for the period ending December 28, 1997 (File No. 0-26178).

(10) Incorporated by reference to the Company's Form 10-Q for the period ending March 29, 1998 (File No. 0-26178).

(11) Incorporated by reference to the Company's Form 10-K for the fiscal year ending September 28, 1997 (File No. 0-26178).

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998 (File No. 0-26178).

(13) Incorporated by reference to the Company's Form 10-Q for the period ending July 4, 1999 (File No. 0-26178).

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ending October 3, 1999 (File No. 0-26178).