Form 10-Q
period 2000-01-02
BWAY CORP
filed 2000-02-16
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 2, 2000


                        Commission File Number 0-26178


                               BWAY Corporation
            (Exact name of registrant as specified in its charter)


              DELAWARE                               36-3624491
     (State of incorporation)             (IRS Employer Identification No.)



                         8607 Roberts Drive, Suite 250
                          Atlanta, Georgia 30350-2230
                   (Address of principal executive offices)

                                (770) 645-4800
                        (Registrant's telephone number)



                              __________________



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    NO
   ______    ______

There were 9,252,824 shares of Common Stock ($.01 par value) outstanding as of February 9, 2000.

                               BWAY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     For the quarter ended January 2, 2000

                                     INDEX
                                                                  Page Number
                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at January 2, 2000
             and October 3, 1999  (Unaudited)                            3

          Consolidated Statements of Income for the Three Months
             Ended January 2, 2000 and January 3, 1999 (Unaudited)       4

          Consolidated Statements of Cash Flows for the Three
             Months Ended January 2, 2000 and January 3, 1999
             (Unaudited)                                                 5

          Notes to Consolidated Financial Statements (Unaudited)         7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                             13

Item 2.   Changes in Securities and Use of Proceeds                     13

Item 3.   Defaults upon Senior Securities                               13

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 5.   Other Information                                             13

Item 6.   Exhibits and Reports on Form 8-K                              13


                         Part I--Financial Information
Item 1.  Financial Statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)

                                                                                      January 2,      October 3,
                                                                                        2000            1999
ASSETS
     Cash and cash equivalents                                                        $  2,374        $     696
     Accounts receivable, net of allowance of $531 at
       January 2, 2000 and $506 at October 3, 1999                                      44,293           52,868
     Inventories                                                                        67,135           49,031
     Deferred tax asset                                                                  4,612            4,612
     Assets held for sale                                                                4,812            4,818
     Other current assets                                                                7,496            6,401
                                                                                      --------        ---------
         Total Current Assets                                                          130,722          118,426

  PROPERTY, PLANT AND EQUIPMENT - Net                                                  144,022          144,716

  OTHER ASSETS:
     Intangible assets, net                                                             89,147           90,140
     Deferred financing costs, net                                                       3,853            3,727
     Other assets                                                                        5,005            5,014
                                                                                      --------        ---------
         Total Other Assets                                                             98,005           98,881
                                                                                      --------        ---------
                                                                                      $372,749        $ 362,023
                                                                                      ========        =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                                 $ 56,831        $  65,377
     Accrued salaries and wages                                                          7,260            9,104
     Other current liabilities                                                          18,085           21,046
     Accrued rebates                                                                    10,060            8,753
                                                                                      --------        ---------
         Total Current Liabilities                                                      92,236          104,280

  LONG-TERM DEBT                                                                       170,100          146,500

  LONG-TERM LIABILITIES:
     Deferred income taxes                                                              17,667           17,667
     Other long-term liabilities                                                        11,707           11,523
                                                                                      --------        ---------
         Total Long Term Liabilities                                                    29,374           29,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000,000 shares,
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 shares (January 2, 2000 and
       October 3, 1999)                                                                     99               99
     Additional paid-in capital                                                         37,202           37,202
     Retained earnings                                                                  54,853           55,819
                                                                                      --------        ---------
                                                                                        92,154           93,120
     Less treasury stock, at cost, 547,978 and 541,978 shares
       (January 2, 2000 and October 3, 1999)                                           (11,115)         (11,067)
                                                                                      --------        ---------
         Total Stockholders' Equity                                                     81,039           82,053
                                                                                      --------        ---------
                                                                                      $372,749        $ 362,023
                                                                                      ========        =========
See notes to consolidated financial statements (unaudited)

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                       January 2,        January 3,
                                                                                          2000              1999

NET SALES                                                                                $106,739          $104,986

COSTS, EXPENSES AND OTHER:
  Cost of products sold (excluding depreciation and amortization)                          95,402            89,301
  Depreciation and amortization                                                             5,044             4,601
  Selling and administrative expense                                                        4,357             4,869
  Interest expense, net                                                                     3,890             3,684
  Other, net                                                                                 (181)               82
                                                                                         --------          --------
       Total costs, expenses and other                                                    108,512           102,537
                                                                                         --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                                                          (1,773)            2,449

PROVISION (BENEFIT) FOR INCOME TAXES                                                         (807)            1,042
                                                                                         --------          --------
NET INCOME (LOSS)                                                                        $   (966)         $  1,407
                                                                                         ========          ========
EARNINGS PER SHARE:

Basic Earnings (Loss) Per Common Share                                                   $   (.10)         $   0.15
                                                                                         ========          ========
Weighted Average Basic Common Shares Outstanding                                            9,303             9,332
                                                                                         ========          ========

Diluted Earnings (Loss) Per Common Share                                                 $   (.10)         $   0.15
                                                                                         ========          ========
Weighted Average Diluted Common Shares Outstanding                                          9,305             9,571
                                                                                         ========          ========

See notes to consolidated financial statements (unaudited)

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                          Three Months Ended
                                                                                     ------------------------------
                                                                                     January 2,          January 3,
                                                                                        2000                1999
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $   (966)            $  1,407
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation                                                                           4,052                3,689
  Amortization                                                                           1,180                1,095
  Provision for doubtful accounts                                                           25                   22
  (Gain) / loss on disposition of property, plant and equipment                            (29)                  47
  Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable                                                                  8,550                  446
    Inventories                                                                        (18,104)              (4,503)
    Other assets                                                                          (206)               2,685
    Accounts payable                                                                       (46)              (2,094)
    Accrued liabilities                                                                 (2,966)              (5,534)
    Income taxes, net                                                                     (816)               1,032
                                                                                      --------             --------
       Net cash used in operating activities                                            (9,326)              (1,708)
                                                                                      --------             --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (3,422)              (8,816)
   Acquisitions, net of cash acquired                                                                       (30,996)
   Assets held for sale                                                                                      (4,284)
   Other                                                                                                        100
                                                                                      --------             --------
       Net cash used in investing activities                                            (3,422)             (43,996)
                                                                                      --------             --------

FINANCING ACTIVITIES:
   Net borrowings under bank credit agreement                                           23,600               51,800
   Repayments on long-term debt                                                                                (207)
   Decrease in unpresented bank drafts                                                  (8,813)              (6,117)
   Net purchases of treasury stock                                                         (48)                (804)
   Financing costs incurred                                                               (313)                (162)
                                                                                      --------             --------
      Net cash provided by financing activities                                         14,426               44,510
                                                                                      --------             --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,678               (1,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             696                2,303
                                                                                      --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  2,374             $  1,109
                                                                                      ========             ========

                                                                                                         (Continued)

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                             Three Months Ended
                                                                                      --------------------------------
                                                                                      January 2,            January 3,
                                                                                        2000                  1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                          $6,356               $  6,156
                                                                                        ======               ========
      Income taxes                                                                      $    9               $     11
                                                                                        ======               ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Amounts owed for capital expenditures                                                   $  865               $  1,174
                                                                                        ======               ========
Details of businesses acquired were as follows:
-----------------------------------------------
Fair value of assets acquired                                                                                $ 52,241
Liabilities assumed                                                                                           (21,245)
                                                                                                             --------
Net cash paid for acquisitions                                                                               $ 30,996
                                                                                                             ========

See notes to consolidated financial statements (unaudited)



                               BWAY CORPORATION
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

    The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of January 2, 2000 and October 3, 1999 and for the three months ended January 2, 2000 and January 3, 1999 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended January 2, 2000 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 3, 1999.

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


2.  INVENTORIES

    Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                 January 2,   October 3,
                                       2000         1999
    Inventories at FIFO Cost:
     Raw materials                  $20,759      $ 7,950
     Work-in-process                 37,527       30,543
     Finished goods                   8,849       10,538
                                    -------      -------
                                     67,135       49,031
    LIFO reserve                        546          546
    Market reserve                     (546)        (546)
                                    -------      -------

    Inventories, net                $67,135      $49,031
                                    =======      =======

3.  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each year presented including vested and unvested shares issued under the Company's previous management stock purchase plan and the dilutive effect of the shares from the Company's current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 9.3 million in each of the first fiscal quarters of 2000 and 1999. Weighted average diluted common shares outstanding for the first quarter of fiscal 2000 and 1999 were 9.3 million and 9.6 million, respectively.


4.  ACQUISITIONS

    On November 9, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the United States Can Company's metal services operations (the "U. S. Can Acquisition"). As of January 3, 1999, the initial purchase price was approximately $31.0 million subject to working capital adjustments. The final working capital adjustment was settled during the 1999 fiscal year. As presented in the Consolidated Statement of Cash Flows for the year ended October 3, 1999, the net cash paid for acquisitions after the working capital adjustment was $27.9 million, of which $27.7 million related to the U. S. Can Acquisition.

5.  CREDIT AGREEMENT

    At January 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. Although the Company had only borrowed $70.1 million of the $125 million available, the Company was limited to additional borrowings of only $5.7 million due to certain restrictions. The Company's Credit Agreement expires June 2002.

    On December 16, 1999, the Company and its lenders executed an amendment to the Credit Agreement that modified interest coverage ratios.


6.  RESTRUCTURING

    The following table sets forth changes in the Company's restructuring liabilities from October 3, 1999 to January 2, 2000. The nature of the liabilities has not changed from what was reported on the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.


    Summary of Restructuring Liabilities
    (in thousands)

                                                     Balance                                            Balance
                                                    October 3,                                         January 2,
                    Plan (1)                          1999         New charges       Expenditures         2000
     --------------------------------------------------------------------------------------------------------------
     1996 Reorganization Liability related
      to Prior Acquisitions (2)                      $  160             --              $ (60)           $  100
     1998 Restructuring Liability (3)                   470             --               (103)              367
     1999 Reorganization Liability related
      to U. S. Can Metal Services Acquisition (4)     6,244             --               (537)            5,707
                                                     ------         ------              -----            ------
        Restructuring liabilities included in
         Other current liabilities                   $6,874             --              $(700)           $6,174
                                                     ======         ======              =====            ======

    _______________________________
    (1) See Form 10-K for the year ended October 3, 1999 for further detail of each plan.
    (2) Expenditures in the quarter ended January 2, 2000 and the remaining balance relate to equipment demolition costs.
    (3) Expenditures in the quarter ended January 2, 2000 were for plant closures. The remaining balance at January 2, 2000 includes $0.1 million for severance and $0.3 million for plant closures. In conjunction with the plant closures, the plan called for the termination of 234 employees. As of January 2, 2000, 231 employees have been terminated.
    (4) Expenditures in the quarter ended January 2, 2000 were $.3 million for severance and $.2 million for plant closures. The remaining balance at January 2, 2000 includes $1.0 million for severance, $2.4 million for plant closures, and $2.3 million related to equipment demolition. In conjunction with the plant closures, the plan called for the termination of 308 employees. As of January 2, 2000, 198 employees have been terminated.

7.   CONTINGENCIES

  Environmental

  The Company continues to monitor and evaluate on an ongoing and regular basis its compliance with applicable environmental laws and regulations. Liabilities for non-capital expenditures are recorded when environmental remediation is probable and the costs can be reasonably estimated. The Company believes that it is in substantial compliance with all material federal, state, and local environmental requirements.

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

  Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. On August 25, 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. The consent order establishes a schedule for completing such investigation and remediation by Owens-Illinois. Separately, the Company entered into a consent order with DNR on April 22, 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. The Company anticipates capital expenditures of approximately $200,000 in fiscal 2000 to comply with the consent order. As of January 2, 2000, the Company had not begun spending on the project. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased 1.7% in the first quarter of fiscal 2000 to $106.7 million from $105.0 million in the first quarter of fiscal 1999. The increase was primarily attributable to the inclusion of sales results from the U. S. Can Acquisition, which occurred during the first quarter of fiscal 1999, and increases in aerosol can sales for the entire first quarter of fiscal 2000.

Cost of products sold (excluding depreciation and amortization) increased 6.8% to $95.4 million in the first quarter of fiscal 2000 from $89.3 million in the same period of fiscal 1999. Cost of products sold as a percentage of net sales increased from 85.1% in the first quarter of fiscal 1999 to 89.4% in the first quarter of fiscal 2000. The increase in cost of products sold as a percentage of net sales is primarily attributable to the incremental sales from the U.S. Can Acquisition where cost of products sold as a percent of sales has historically been higher than the Company's existing operations, to start-up costs for new equipment (particularly within the Company's material center business) and to weak operating performance at certain of the Company's plants.

Depreciation and amortization expense increased $0.4 million to $5.0 million in the first quarter of fiscal 2000 from $4.6 million in the first quarter of fiscal 1999. The increase is primarily due to the U. S. Can Acquisition and the Company's capital expenditure program.

Selling and administrative costs decreased 10.5% to $4.4 million in the first quarter of fiscal 2000 from $4.9 million in the first quarter of fiscal 1999. Selling and administrative costs as a percentage of net sales decreased 0.5% to 4.1% in the first quarter of fiscal 2000 from 4.6% in the first quarter of fiscal 1999. The decrease is primarily a result of changes in the classification of certain operating expenses which management believes are more appropriately accounted for in cost of products sold for fiscal 2000.

Interest expense increased $0.2 million in the first quarter of fiscal 2000 to $3.9 million from $3.7 million in the first quarter of fiscal 1999. The increase in interest expense is primarily attributable to higher interest rates and, to a lesser extent, slightly higher average borrowings.

Income before taxes decreased $4.2 million to a loss of $1.8 million in the first quarter of fiscal 2000, from income of $2.4 million in the first quarter of fiscal 1999. This decrease is due to the factors discussed above.

Diluted loss per share was $0.10 for the first quarter of fiscal 2000 compared to diluted earnings per share of $0.15 for the same period of 1999. The weighted average diluted shares outstanding were 9.3 million and 9.6 million for the respective quarters.


Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the quarter ended January 2, 2000 were financed through borrowings under the Company's Credit Agreement and internally generated cash flows. At January 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. The Company is in compliance with all Credit Agreement covenants for the quarter ended January 2, 2000. Interest rates under the Credit Agreement are either prime (as determined by Bank of America) plus an applicable rate margin or at LIBOR plus an applicable rate margin, at the Company's option. Rate margins are reset quarterly based on financial performance during the preceding four quarters. Based on financial results for the past four quarters ended January 2, 2000, prime rate margin increased from .125% to 1.5%. LIBOR rate margins increased from 1.125% to 2.5%.

As of January 2, 2000, the Company had only borrowed $70.1 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of January 2, 2000, this covenant effectively limited the Company's available borrowings to an additional $5.7 million. The maximum leverage ratio was not affected by the December 16, 1999 Credit Agreement amendment.

During the first quarter of fiscal 2000, net cash used in operating activities was $9.3 million compared to $1.7 million used during the first quarter of fiscal 1999. During the first quarter of fiscal 2000, net cash was primarily provided by net income before depreciation and amortization, and from reductions of accounts receivable. Net cash was primarily used to reduce accrued liabilities and increase inventories. The increase in inventories was partially due to the Company pre-buying steel at calendar 1999 prices to protect against expected calendar 2000 price increases and partially due to typical seasonal build.

During the first quarter of fiscal 2000, net cash used in investing activities was $3.4 million compared to $44.0 million used in the first quarter of fiscal 1999. The Company used $3.4 million for capital expenditures in the first quarter of fiscal 2000 compared to $8.8 million in first quarter of fiscal 1999. During the first fiscal quarter of 1999, the Company used $31.0 million for the
U. S. Can Acquisition.

During the first quarter of fiscal 2000, net cash provided by financing activities was $14.4 million compared to $44.5 million provided during the first quarter of fiscal 1999. During the first quarter of fiscal 2000, net cash provided by financing activities included $23.6 million of borrowings under the Company's Credit Agreement offset by a decrease of $8.8 million in unpresented bank drafts.

At January 2, 2000, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $7.8 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

Management believes that cash provided from operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs.


Year 2000 Update

As described in the Company's Annual Report on Form 10-K for the year ended October 3, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant year 2000 related disruptions impacting its customers and vendors. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months, but it does not anticipate any significant impacts due to year 2000 exposures from its internal systems or from activities of its vendors and customers.

Costs incurred to achieve year 2000 readiness, which include costs to implement Enterprise Resource Planning (ERP) software, related hardware to replace the Company's core business applications, and internal resources dedicated to achieving year 2000 compliance, were approximately $24 million and were largely incurred prior to the current fiscal year. Of the total project cost, approximately $23 - 25 million is attributable to the purchase and implementation of the ERP software and related hardware that was capitalized. Other project costs were expensed as incurred. The Company anticipates spending approximately $3 - 5 million in additional capital expenditures to complete the ERP implementation.


Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, timing and costs of plant start-up and closure; the Company's ability to successfully integrate acquired businesses and implement its 3R strategic initiatives; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; the Company's ability to identify and remedy Year 2000 issues; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Agreement are variable subject to market changes and applicable rate margins based on the Company's financial performance. At January 2, 2000, the Company had borrowings under the Credit Agreement of $70.1 million that were subject to interest rate risk. Each 1.0% change in interest rates would impact quarterly pretax earnings by $0.2 million.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY Corporation
                                         (Registrant)


Date:  February 15, 1999                       By: /s/ Kevin C. Kern
                                                   ----------------------
                                               Kevin C. Kern
                                               Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)



Form 10-Q: For the quarterly period ended January 2, 2000.

                               INDEX TO EXHIBITS
                          ---------------------------


     Exhibit
       No.                                  Description of Document
    ---------                         ---------------------------------

       27                             Financial Data Schedule