Form 10-Q
period 2000-04-02
BWAY CORP
filed 2000-05-05
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 2000


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

Yes  X   No
    ---     ----

There were 9,291,718 shares of Common Stock ($.01 par value) outstanding as of April 28, 2000.

                               BWAY CORPORATION
                      For the quarter ended April 2, 2000
                         QUARTERLY REPORT ON FORM 10-Q

                                                      INDEX
                                          PART I--FINANCIAL INFORMATION                                Page Number
Item 1.       Financial Statements

              Consolidated Balance Sheets at April 2, 2000 and October 3, 1999                             3
              (Unaudited)

              Consolidated Statements of Income for the Three Month and Six Month                          4
              Periods Ended April 2, 2000 and April 4, 1999 (Unaudited)

              Consolidated Statements of Cash Flows for the Six Month Periods Ended                        5
              April 2, 2000 and April 4, 1999 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results                     10
              of Operations

Item 3.       Qualitative and Quantitative Disclosures About Market Risk                                  12

                                     PART II--OTHER INFORMATION

Item 1.       Legal Proceedings                                                                           13

Item 2.       Changes in Securities and Use of Proceeds                                                   13

Item 3.       Defaults upon Senior Securities                                                             13

Item 4.       Submission of Matters to a Vote of Security Holders                                         13

Item 5.       Other Information                                                                           13

Item 6.       Exhibits and Reports on Form 8-K                                                            13

                         Part I--Financial Information
Item 1.  Financial Statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                     April 2,          October 3,
                                                                                       2000               1999
                                                                                  -------------       ------------
ASSETS
     Cash and cash equivalents                                                        $    199          $    696
     Accounts receivable, net of allowance of $604 at
         April 2, 2000 and $506 at October 3, 1999                                      50,118            52,868
     Inventories                                                                        57,527            49,031
     Deferred tax asset                                                                  4,723             4,612
     Assets held for sale                                                                4,574             4,818
     Other current assets                                                                9,150             6,401
                                                                                      --------          --------
        Total Current Assets                                                           126,291           118,426

  PROPERTY, PLANT AND EQUIPMENT - Net                                                  139,835           144,716

  OTHER ASSETS:
     Intangible assets, net                                                             88,153            90,140
     Deferred financing costs, net                                                       3,626             3,727
     Other assets                                                                        3,544             5,014
                                                                                      --------          --------
         Total Other Assets                                                             95,323            98,881
                                                                                      --------          --------
                                                                                      $361,449          $362,023
                                                                                      ========          ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable                                                                $ 56,411          $ 65,377
      Accrued salaries and wages                                                         8,770             9,104
      Other current liabilities                                                         22,987            21,046
      Accrued rebates                                                                    4,824             8,753
                                                                                      --------          --------
          Total Current Liabilities                                                     92,992           104,280

  LONG-TERM DEBT                                                                       157,300           146,500

  LONG-TERM LIABILITIES:
      Deferred income taxes                                                             19,821            17,667
      Other long-term liabilities                                                       11,867            11,523
                                                                                      --------          --------
          Total Long-Term Liabilities                                                   31,688            29,190

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000,000 shares,
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 shares (April 2, 2000 and
       October 3, 1999)                                                                     99                99
     Additional paid-in capital                                                         37,202            37,202
     Retained earnings                                                                  53,530            55,819
                                                                                      --------          --------
                                                                                        90,831            93,120
     Less treasury stock, at cost, 598,178 and 541,978 shares
       (April 2, 2000 and October 3, 1999)                                             (11,362)          (11,067)
                                                                                      --------          --------
         Total Stockholders' Equity                                                     79,469            82,053
                                                                                      --------          --------
                                                                                      $361,449          $362,023
                                                                                      ========          ========
See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)
_______________________________________________________________________________

                                                           Three Months Ended                 Six Months Ended
                                                    ------------------------------    ------------------------------
                                                        April 2,         April 4,         April 2,         April 4,
                                                          2000             1999             2000             1999
                                                    -------------    -------------    -------------    -------------
NET SALES                                              $119,729          $121,536         $226,468         $226,522

COSTS, EXPENSES AND OTHER:
     Cost of products sold (excluding
      depreciation and amortization)                    102,361           102,504          197,763          191,805
     Depreciation and amortization                        5,275             4,623           10,319            9,224
     Selling and administrative expenses                  5,157             5,459            9,514           10,328
     Restructuring and impairment charge                  5,900                              5,900
     Interest expense, net                                4,327             3,505            8,217            7,189
     Other, net                                             (34)             (264)            (215)            (182)
                                                       --------          --------         --------         --------
          Total costs, expenses and other               122,986           115,827          231,498          218,364
                                                       --------          --------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES                        (3,257)            5,709           (5,030)           8,158

PROVISION (BENEFIT) FOR INCOME TAXES                     (1,934)            2,425           (2,741)           3,467
                                                       --------          --------         --------         --------
NET INCOME (LOSS)                                      $ (1,323)         $  3,284         $ (2,289)        $  4,691
                                                       ========          ========         ========         ========

EARNINGS PER SHARE:
-------------------
Basic Earnings (Loss) per Common Share                 $  (0.14)         $   0.35         $  (0.25)        $   0.50
                                                       ========          ========         ========         ========
Weighted Average Basic Common Shares Outstanding          9,258             9,320            9,281            9,326
                                                       ========          ========         ========         ========

Diluted Earnings (Loss) per Common Share               $  (0.14)         $   0.35         $  (0.25)        $   0.49
                                                       ========          ========         ========         ========
Weighted Average Diluted Common Shares
 Outstanding                                              9,280             9,435            9,293            9,503
                                                       ========          ========         ========         ========

See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
_______________________________________________________________________________

                                                                                              Six Months Ended
                                                                                       -------------------------------
                                                                                         April 2,           April 4,
                                                                                           2000               1999
                                                                                       -------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                  $      (2,289)     $       4,691
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation                                                                            8,333              7,267
     Amortization of goodwill and other intangibles                                          1,986              1,957
     Amortization of deferred financing costs                                                  414                367
     Provision for doubtful accounts                                                            98                 (7)
     Restructuring and impairment charge                                                     5,900
     Gain on disposition of property, plant and equipment                                       (8)              (186)
     Changes in assets and liabilities, net of effects of business acquisitions:
          Accounts receivable                                                                2,652                921
          Inventories                                                                       (8,496)            (8,216)
          Other assets                                                                       2,192              3,753
          Accounts payable                                                                  (8,600)             9,832
          Accrued liabilities                                                               (4,782)            (5,150)
          Income taxes, net                                                                 (1,428)             4,018
                                                                                     -------------      -------------
               Net cash provided by (used in) operating activities                          (4,028)            19,247
                                                                                     -------------      -------------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                                          (30,187)
  Capital expenditures                                                                      (6,896)           (15,374)
  Proceeds from disposition of property, plant and equipment                                                    4,420
  Assets held for sale                                                                                        (10,916)
  Other                                                                                         (5)              (128)
                                                                                     -------------      -------------
               Net cash used in investing activities                                        (6,901)           (52,185)
                                                                                     -------------      -------------

FINANCING ACTIVITES:
  Net borrowings under bank revolving credit agreement                                      10,800             42,300
  Repayments on long-term debt                                                                                   (240)
  Increase (decrease) in unpresented bank drafts                                               240             (7,691)
  Purchases of treasury stock, net                                                            (295)              (602)
  Financing costs incurred                                                                    (313)              (173)
                                                                                     -------------      -------------
               Net cash provided by financing activities                                    10,432             33,594
                                                                                     -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (497)               656

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                          696              2,303
                                                                                     -------------      -------------
  End of period                                                                      $         199      $       2,959
                                                                                     =============      =============

                                                                                                           (Continued)

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
_______________________________________________________________________________

                                                                                           Six Months Ended
                                                                                     --------------------------------
                                                                                         April 2,           April 4,
                                                                                           2000               1999
                                                                                     -------------      -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:

     Interest                                                                        $       7,839      $       6,979
                                                                                     =============      =============
     Income taxes                                                                    $      (1,313)     $         403
                                                                                     =============      =============

   Details of businesses acquired were as follows:
     Fair value of assets acquired                                                                      $      51,400
     Liabilities assumed                                                                                      (21,213)
                                                                                                        -------------
          Net cash paid for acquisitions                                                                $      30,187
                                                                                                        =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Amounts owed for capital expenditures                                              $         292      $       1,431
                                                                                     =============      =============


See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________________________

1.  GENERAL

    The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of April 2, 2000 and October 3, 1999 and for the three and six month periods ended April 2, 2000 and April 4, 1999 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the six months ended April 2, 2000 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 3, 1999.

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


2.  INVENTORIES

    Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                                                                     April 2,            October 3,
                                                                                       2000                1999
                                                                                 ---------------      ---------------
Inventories at FIFO Cost:

  Raw materials                                                                       $10,384              $ 7,950
  Work-in-process                                                                      36,272               30,543
  Finished goods                                                                       11,130               10,538
                                                                                      -------              -------
                                                                                       57,786               49,031
  LIFO reserve                                                                            287                  546
  Market reserve                                                                         (546)                (546)
                                                                                      -------              -------
          Inventories, net                                                            $57,527              $49,031
                                                                                      =======              =======


3.  STOCKHOLDERS' EQUITY

    Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each year presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 9.3 million in each of the second fiscal quarters of 2000 and 1999. Weighted average diluted common shares outstanding for the second quarter of fiscal 2000 and 1999 were 9.3 million and 9.4 million, respectively.

4.  CREDIT AGREEMENT

    At April 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. Although the Company had borrowed $57.3 million of the $125 million available, the Company was limited to $66.3 million due to certain restrictions. The Company's Credit Agreement expires June 2002.

5.  RESTRUCTURING AND IMPAIRMENT CHARGE AND PURCHASE ACCOUNTING LIABILITIES

    In February 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees and the write-down of equipment held for disposal. The restructuring and impairment charge totaled $5.9 million and consisted of the following: $1.1 million related to administrative office closings, $1.1 million related to severance, $0.7 million related to contracts and other miscellaneous costs and $3.0 million related to impairments of equipment held for disposal. Both administrative offices were closed and all 89 employees were terminated prior to April 2, 2000.

    In addition to the $5.9 million restructuring and impairment charge in fiscal 2000, the Company will record $2.5 million in additional depreciation related to the shortened useful lives of certain computer systems. Approximately $0.4 million of additional depreciation was included in the financial results of the current quarter. The additional depreciation expense increased the net loss per common share by $.02 for the quarter ended April 2, 2000. Additional depreciation expense of $2.1 million will be recognized in the remaining quarters of fiscal year 2000.

    The purchase accounting liabilities relate to the fiscal 1999 U. S. Can Acquisition. The liabilities relate to the costs associated with vacating and selling one idled manufacturing facility, satisfying the lease obligations on another idled manufacturing facility and ceasing the operations, vacating and selling one operating manufacturing facility. The operating facility is expected to cease production and terminate the remaining 104 employees before the end of fiscal 2000.

    The following table sets forth changes in the Company's restructuring liabilities from October 3, 2000 to April 2, 2000. Except as noted above for the February 2000 restructuring, the nature of the liabilities has not changed from those previously reported on the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.



(in millions)                                     Balance                                           Balance
                                                 October 3,          New                            April 2,
                                                    1999           Charges       Expenditures         2000
                                              ---------------   -------------   --------------    -------------
Purchase accounting liabilities:

  Equipment demolition costs                       $2.4              $ --           $  --             $2.4
  Severance costs                                   1.3                --            (0.5)             0.8
  Facility closure costs                            2.7                --            (0.7)             2.0
                                                   ----              ----            ----              ---
     Total purchase accounting liabilities          6.4                --            (1.2)             5.2
                                                   ----              ----            ----              ---

Restructuring liabilities:
  Severance costs                                   0.1               1.1            (0.6)             0.6
  Facility closure costs                            0.4               1.1            (0.2)             1.3
  Other                                              --               0.7              --              0.7
                                                   ----              ----            ----              ---
     Total restructuring liabilities                0.5               2.9            (0.8)             2.6
                                                   ----              ----            ----              ---

Total restructuring and purchase
 accounting liabilities included in other
 current liabilities                               $6.9              $2.9           $(2.0)            $7.8
                                                   ====              ====           =====             ====

6.    CONTINGENCIES

      Environmental

      The Company continues to monitor and evaluate on an ongoing and regular basis its compliance with applicable environmental laws and regulations. Liabilities for non-capital expenditures are recorded when environmental remediation is probable and the costs can be reasonably estimated. The Company believes that it is in substantial compliance with all material federal, state and local environmental requirements.

      The Company (and, in some cases, predecessors to the Company) has, from time to time, received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

      Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. On August 25, 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. The consent order establishes a schedule for completing such investigation and remediation by Owens-Illinois. Separately, the Company entered into a consent order with DNR on April 22, 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. As of April 2, 2000, the project related to the consent order was substantially complete with expenditures of approximately $200,000. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 1.5% in the second quarter of fiscal 2000 to $119.7 million from $121.5 million in the second quarter of fiscal 1999. Net sales were unchanged for the first six months of fiscal 2000 and 1999 at $226.5 million in each period.

Cost of products sold (excluding depreciation and amortization) decreased 0.1% to $102.4 million in the second quarter of fiscal 2000 from $102.5 million in the same period of fiscal 1999. Cost of products sold as a percentage of net sales increased from 84.3% in the second quarter of fiscal 1999 to 85.5% in the second quarter of fiscal 2000. Cost of products sold (excluding depreciation and amortization) for the six months ended April 2, 2000 increased 3.1% to $197.8 million from $191.8 million for the six months ended April 4, 1999. Cost of products sold as a percentage of net sales increased from 84.7% for the six month period ended April 4, 1999 to 87.3% for the six month period ended April 2, 2000. The increase in cost of products sold as a percentage of net sales is primarily attributable to weak operating performance at certain of the Company's plants during the first quarter. The operations showed improvement during the second quarter as the cost of products sold as a percentage of net sales decreased to 85.5% compared to 89.4% in the first quarter of fiscal 2000.

Depreciation and amortization expense increased $0.7 million to $5.3 million in the second quarter of fiscal 2000 from $4.6 million in the second quarter of fiscal 1999. Depreciation and amortization expense increased $1.1 million to $10.3 million for the six months ended April 2, 2000 from $9.2 million for the six months ended April 4, 1999. The quarterly and six-month increases are primarily due to the Company's capital expenditure program and additional depreciation associated with the current year restructuring. Approximately $0.4 million of additional depreciation due to the shortened useful lives of certain computer systems was included in the second fiscal quarter of 2000.

Selling and administrative expense decreased 5.5% to $5.2 million in the second quarter of fiscal 2000 from $5.5 million in the second quarter of fiscal 1999. Selling and administrative expense as a percentage of net sales decreased 0.2% to 4.3% for the second quarter of fiscal 2000 from 4.5% for the same quarter in fiscal 1999. Selling and administrative expense decreased 7.9% to $9.5 million for the six months ended April 2, 2000 from $10.3 million for the six months ended April 4, 1999. Selling and administrative expense as a percentage of net sales decreased 7.9% to 4.2% for the six-month period in fiscal 2000 from 4.6% for the same six-month period in fiscal 1999. The decrease in selling and administrative expense for the quarter ended April 2, 2000 was primarily the result of the elimination of costs related to the restructuring described above.

During the quarter ended April 2, 2000, the Company recorded a restructuring and impairment charge of $5.9 million related to the closing of two administrative offices, the termination of 89 employees and the write-down of material center equipment held for disposal. Both administrative offices were closed and all 89 employees were terminated before the end of the quarter.

Interest expense increased $0.8 million in the second quarter of fiscal 2000 to $4.3 million from $3.5 million in the second quarter of fiscal 1999. Interest expense increased $1.0 million for the six months ended April 2, 2000 to $8.2 million from $7.2 million for the six months ended April 4, 1999. The increase in interest expense is attributable to higher interest rates.

Income before taxes decreased $9.0 million to a loss of $3.3 million in the second quarter of fiscal 2000, from income of $5.7 million in the second quarter of fiscal 1999. Income before taxes decreased $13.2 million to a loss of $5.0 million for the six months ended April 2, 2000 from income of $8.2 million for the six months ended April 4, 1999. The decreases are due to the factors discussed above.

Income taxes decreased $4.4 million to a $1.9 million benefit in the second quarter of fiscal 2000 from a $2.4 million expense in the second quarter of fiscal 1999. The decreased expense relates primarily to the restructuring and impairment charge and the additional depreciation during the quarter, offset in part by an increase in the effective tax rate. The effective tax rate increased to 54.5% from 45.5% in the first quarter as a result of lower earnings and the non-deductible items becoming a larger percentage of pre-tax income.

Diluted loss per common share was $0.14 for the second quarter of fiscal 2000 compared to diluted earnings per common share of $0.35 for the same period of 1999. The weighted average diluted common shares outstanding were 9.3 million and 9.4 million for the respective quarters. Diluted loss per common share was $0.25 for the six months ended

April 2, 2000 compared to diluted earnings per common share of $0.50 for the six months ended April 4, 1999. The weighted average diluted common shares outstanding were 9.3 million and 9.5 million for the respective six-month periods.


Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the quarter ended April 2, 2000 were financed through borrowings under the Company's Credit Agreement. At April 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. The Company is in compliance with all Credit Agreement covenants for the quarter ended April 2, 2000. Interest rates under the Credit Agreement are either prime (as determined by Bank of America) plus an applicable rate margin or at LIBOR plus an applicable rate margin, at the Company's option. Rate margins are reset quarterly based on financial performance during the preceding four quarters. Based on financial results for the past four quarters ended April 2, 2000, prime rate margin was 1.5%, and LIBOR rate margin was 2.5%.

As of April 2, 2000, the Company had borrowed $57.3 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of April 2, 2000, this covenant effectively limited the Company's available borrowings to a total of $66.3 million.

During the first six months of fiscal 2000, net cash used in operating activities was $4.0 million compared to $19.2 million provided during the first six months of fiscal 1999. During the first six months of fiscal 2000, net cash was primarily provided by net income before depreciation, amortization and the restructuring and impairment charge, and reductions of accounts receivable and other assets. Net cash was primarily used to reduce accounts payable and accrued liabilities and to increase inventories. The increase in inventories was partially due to typical seasonal fluctuations.

During the first six months of fiscal 2000, net cash used in investing activities was $6.9 million compared to $52.2 million used in the first six months of fiscal 1999. The Company used $6.9 million for capital expenditures in the first six months of fiscal 2000 compared to $15.4 million in first six months of fiscal 1999. The Company expects capital expenditures to approximate $15 million in fiscal year 2000. During the first six months of fiscal 1999, the Company used $30.2 million for the U. S. Can Acquisition, and the Company received $4.3 million from the sale of its Solon, Ohio plant.

During the first six months of fiscal 2000, net cash provided by financing activities was $10.4 million compared to $33.6 million provided during the first six months of fiscal 1999. During the six-month periods, net cash provided by financing activities included $10.8 million of borrowings under the Company's Credit Agreement in fiscal 2000 compared to $42.3 million of borrowings under the Credit Agreement in fiscal 1999. There was a $7.7 million use of cash in fiscal 1999 related to a decrease in unpresented bank drafts.

At April 2, 2000, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $6.4 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

Management believes that cash provided from operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs.


Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, timing and costs of plant start-up and closure; the Company's ability to successfully integrate acquired businesses; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Agreement are variable subject to market changes and applicable rate margins based on the Company's financial performance. At April 2, 2000, the Company had borrowings under the Credit Agreement of $57.3 million that were subject to interest rate risk. Each 1.0% change in interest rates would impact quarterly pretax earnings by $0.1 million.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on February 25, 2000.  See
Exhibit 22 for a report of the voting on matters considered at the meeting.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended April 2, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY Corporation
                                         (Registrant)


Date: May 05, 2000                       By: /s/ Kevin C. Kern
                                             -----------------
                                                  Kevin C. Kern
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal Accounting Officer)



Form 10-Q: For the quarterly period ended April 2, 2000.

                               INDEX TO EXHIBITS
                               -----------------


     Exhibit
       No.                                          Description of Document
-----------------      -------------------------------------------------------------------------------
      10.1               Employment agreement between the Company and Paul Mangiafico, dated as of
                         March 1, 2000

      10.2               BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan

       22                Certificate and Report of Inspector of Elections for the Annual Meeting for
                         the Stockholders of BWAY Corporation dated February 25, 2000.

       27                Financial Data Schedule