Form 10-Q
period 2000-07-02
BWAY CORP
filed 2000-08-02
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000


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

Yes  X    No___
    ---

There were 9,277,818 shares of Common Stock ($.01 par value) outstanding as of July 24, 2000.

                                 BWAY CORPORATION
                       For the quarter ended July 2, 2000
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX
                                                                                                       Page Number
                             PART I--FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets at July 2, 2000 and October 3,
                     1999 (Unaudited)                                                                            3

                     Consolidated Statements of Income for the Three Month and
                     Nine Month Periods Ended July 2, 2000 and July 4, 1999
                     (Unaudited)                                                                                 4

                     Consolidated Statements of Cash Flows for the Nine Month
                     Periods Ended July 2, 2000 and July 4, 1999 (Unaudited)                                     5

                     Notes to Consolidated Financial Statements (Unaudited)                                      7

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                  10

Item 3.              Qualitative and Quantitative Disclosures About Market Risk                                 12


                                  PART II--OTHER INFORMATION

Item 1.              Legal Proceedings                                                                          13

Item 2.              Changes in Securities and Use of Proceeds                                                  13

Item 3.              Defaults upon Senior Securities                                                            13

Item 4.              Submission of Matters to a Vote of Security Holders                                        13

Item 5.              Other Information                                                                          13

Item 6.              Exhibits and Reports on Form 8-K                                                           13

                         PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                       July 2,                         October 3,
                                                                                        2000                             1999
                                                                                   -------------                     ------------
ASSETS
     Cash and cash equivalents                                                       $     341                        $     696
     Accounts receivable, net of allowance of $572 at
         July 2, 2000 and $506 at October 3, 1999                                       48,268                           52,868
     Inventories                                                                        53,744                           49,031
     Deferred tax asset                                                                  4,075                            4,612
     Assets held for sale                                                                4,507                            4,818
     Other current assets                                                                5,772                            6,401
                                                                                    ----------                        ---------
        Total Current Assets                                                           116,707                          118,426

  PROPERTY, PLANT AND EQUIPMENT -- Net                                                 136,738                          144,716

  OTHER ASSETS:
     Intangible assets, net                                                             87,161                           90,140
     Deferred financing costs, net                                                       3,407                            3,727
     Other assets                                                                        3,632                            5,014
                                                                                    ----------                        ---------
        Total Other Assets                                                              94,200                           98,881
                                                                                    ----------                        ---------
                                                                                     $ 347,645                        $ 362,023
                                                                                    ==========                        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                                                 $ 52,117                        $  65,377
     Accrued salaries and wages                                                          7,969                            9,104
     Other current liabilities                                                          17,340                           21,046
     Accrued rebates                                                                     4,255                            8,753
                                                                                    ----------                        ---------
        Total Current Liabilities                                                       81,681                          104,280


  LONG-TERM DEBT                                                                       155,500                          146,500


LONG-TERM LIABILITIES:
     Deferred income taxes                                                              17,130                           17,667
     Other long-term liabilities                                                        11,841                           11,523
                                                                                   -----------                        ---------
        Total Long-Term Liabilities                                                     28,971                           29,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized 5,000,000 shares,
     Common stock, $.01 par value; authorized 24,000,000 shares,
       Issued 9,851,002 shares (July 2, 2000 and
       October 3, 1999)                                                                     99                               99
     Additional paid-in capital                                                         36,760                           37,202
     Retained earnings                                                                  55,356                           55,819
                                                                                     ---------                        ---------
                                                                                        92,215                           93,120
     Less treasury stock, at cost, 573,184 and 541,978 shares at
       July 2, 2000 and October 3, 1999, respectively                                  (10,722)                         (11,067)
                                                                                     ---------                        ---------
        Total Stockholders' Equity                                                      81,493                           82,053
                                                                                     ---------                        ---------
                                                                                     $ 347,645                        $ 362,023
                                                                                     =========                        =========
See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)
------------------------------------------------------------------------------

                                                              Three Months Ended                     Nine Months Ended
                                                              ------------------                     ------------------
                                                              July 2,         July 4,                July 2,           July 4,
                                                               2000            1999                   2000              1999
                                                            ----------      ----------             -----------       ----------
NET SALES                                                  $  121,265       $   123,109            $347,733         $  349,631

COSTS, EXPENSES AND OTHER:

     Cost of products sold (excluding                         102,590           106,857             300,353             298,662
      depreciation and amortization)
     Depreciation and amortization                              6,412             4,456              16,731              13,680
     Selling and administrative expenses                        3,857             5,053              13,371              15,381
     Restructuring and impairment charge                                                              5,900
     Interest expense, net                                      4,363             3,549              12,580              10,738
     Other, net                                                    30               (69)               (185)               (251)
                                                           ----------       -----------            --------          ----------
          Total costs, expenses and other                     117,252           119,846             348,750             338,210
                                                           ----------       -----------            --------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                               4,013             3,263              (1,017)             11,421

PROVISION (BENEFIT) FOR INCOME TAXES                            2,187             1,387                (554)              4,854
                                                           ----------       -----------            --------          ----------
NET INCOME (LOSS)                                          $    1,826       $     1,876            $   (463)         $    6,567
                                                           ==========       ===========            ========          ==========

EARNINGS PER SHARE:
------------------
Basic Earnings (Loss) per Common Share                     $    0.20        $      0.20            $  (0.05)         $     0.70
                                                           =========        ===========            ========          ==========
Weighted Average Basic Common Shares Outstanding               9,278              9,325               9,280               9,325
                                                           =========        ===========            ========          ==========

Diluted Earnings (Loss) per Common Share                   $    0.20               0.20            $  (0.05)         $     0.69
                                                           =========        ===========            ========          ==========
Weighted Average Diluted Common Shares
     0utstanding                                               9,319              9,476               9,302               9,494
                                                           =========        ===========            ========          ==========

See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
------------------------------------------------------------------------------

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                              July 2,              July 4,
                                                                                               2000                 1999
                                                                                             ---------            ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                                        $   (463)              $    6,567
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                            13,752                   10,777
     Amortization of goodwill and other intangibles                                           2,979                    2,903
     Amortization of deferred financing costs                                                   633                      558
     Provision for doubtful accounts                                                             66                       40
     Restructuring and impairment charge                                                      5,900
     Loss (gain) on disposition of property, plant and equipment                                 19                     (186)
     Changes in assets and liabilities, net of effects of business acquisitions:
          Accounts receivable                                                                 4,507                   (9,493)
          Inventories                                                                        (4,713)                  (5,524)
          Other assets                                                                        1,529                    3,774
          Accounts payable                                                                   (8,468)                   9,377
          Accrued liabilities                                                               (10,959)                  (6,273)
          Income taxes, net                                                                     479                    5,293
                                                                                           --------               ----------
               Net cash provided by operating activities                                      5,261                   17,813
                                                                                           --------               ----------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                                                 (30,187)
  Capital expenditures                                                                       (9,588)                 (21,744)
  Proceeds from disposition of property, plant and equipment                                    107                    4,420
  Assets held for sale                                                                                                (4,020)
  Other                                                                                         (12)
                                                                                           --------               ----------
               Net cash used in investing activities                                         (9,493)                 (51,531)
                                                                                           --------               ----------

FINANCING ACTIVITIES:
  Net borrowings under bank revolving credit agreement                                        9,000                   46,700
  Repayments on long-term debt                                                                                          (638)
  Decrease in unpresented bank drafts                                                        (4,416)                  (9,574)
  Purchases of treasury stock, net                                                             (394)                    (711)
  Financing costs incurred                                                                     (313)                    (177)
                                                                                           --------               ----------
               Net cash provided by financing activities                                      3,877                   35,600
                                                                                           --------               ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (355)                   1,882

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                           696                    2,303
                                                                                           --------               ----------
  End of period                                                                            $    341               $    4,185
                                                                                           ========               ==========

                                                                    (Continued)

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)
------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                       July 2,           July 4,
                                                                                        2000              1999
                                                                                     ----------         ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (refunded) during the period for:

     Interest                                                                        $     14,689      $     13,778
                                                                                     ============      ============
     Income taxes                                                                    $     (1,034)     $       (437)
                                                                                     ============      ============

   Details of businesses acquired were as follows:
     Fair value of assets acquired                                                                     $     51,596
     Liabilities assumed                                                                                    (21,409)
                                                                                                       ------------
          Net cash paid for acquisitions                                                               $     30,187
                                                                                                       ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Amounts owed for capital expenditures                                              $        467
                                                                                     ============


See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1.    GENERAL

      The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements as of July 2, 2000 and October 3, 1999 and for the three and nine month periods ended July 2, 2000 and July 4, 1999 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the nine months ended July 2, 2000 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 3, 1999.

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


2.    INVENTORIES

      Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                                               July 2,         October 3,
                                                                2000             1999
                                                            ------------      ------------
      Inventories at FIFO Cost:
        Raw materials                                       $     7,734          $   7,950
        Work-in-process                                          36,809             30,543
        Finished goods                                            9,201             10,538
                                                            -----------          ---------
                                                                 53,744             49,031
        LIFO reserve                                              1,544                546
        Market reserve                                           (1,544)              (546)
                                                            -----------          ---------
                Inventories, net                            $    53,744          $  49,031
                                                            ===========          =========


3.    STOCKHOLDERS' EQUITY

      Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 9.3 million in each of the third fiscal quarters of 2000 and 1999. Weighted average diluted common shares outstanding were 9.3 million and 9.5 million in the third fiscal quarters of 2000 and 1999, respectively.


4.    CREDIT AGREEMENT

      At July 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. Due to certain Credit Agreement restrictions, $79.7 million of the $125 million was available to the Company. The Company had borrowed $55.5 million of available borrowings at July 2, 2000. The Company's Credit Agreement expires June 2002.

5.    RESTRUCTURING AND IMPAIRMENT CHARGE AND PURCHASE ACCOUNTING LIABILITIES

      In February 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees and the write-down of equipment held for disposal. The restructuring and impairment charge totaled $5.9 million and consisted of the following: $1.1 million related to administrative office closings, $1.1 million related to severance, $0.7 million related to contracts and other miscellaneous costs and $3.0 million related to impairments of equipment held for disposal. Both administrative offices were closed and all 89 employees were terminated in the second quarter.

      In addition to the $5.9 million restructuring and impairment charge in fiscal 2000, the Company will record $2.5 million in additional depreciation related to the shortened useful lives of certain computer systems. Approximately $1.1 million and $1.5 million of additional depreciation was included in the financial results of the quarter and nine-months ended July 2, 2000, respectively. The additional depreciation expense reduced net income per common share by $.05 and $.07 for the respective quarter and nine-month periods ended July 2, 2000. Additional depreciation expense of $1.0 million will be recognized in the fourth quarter of fiscal 2000.

      Purchase accounting liabilities relate to the fiscal 1999 U. S. Can Acquisition. The liabilities relate to the costs associated with vacating and selling one idled manufacturing facility, satisfying the lease obligations on another idled manufacturing facility and ceasing the operations, vacating and selling a third operating manufacturing facility. The third operating facility is expected to cease production and terminate the remaining 49 employees in the fourth quarter of fiscal 2000.

      The following table sets forth changes in the Company's purchase accounting and restructuring liabilities from October 3, 1999 to July 2, 2000. Except as noted above for the February 2000 restructuring, the nature of the liabilities has not changed from those previously reported on the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.


                                                                                   (in millions)

                                                          Balance
                                                        October 3,            New                                 July 2,
                                                           1999             Charges         Expenditures            2000
                                                        ----------          -------         ------------          --------
      Purchase accounting liabilities:
        Equipment demolition costs                      $      2.4           $   --         $         --          $    2.4
        Severance costs                                        1.3               --                 (0.5)              0.8
        Facility closure costs                                 2.7               --                 (0.9)              1.8
                                                        ----------           ------         ------------          --------
           Total purchase accounting
           liabilities                                         6.4               --                 (1.4)              5.0
                                                        ----------           ------         ------------          --------

      Restructuring liabilities:
        Severance costs                                        0.1              1.1                 (1.0)              0.2
        Facility closure costs                                 0.4              1.1                 (1.0)              0.5
        Other                                                   --              0.7                 (0.1)              0.6
                                                        ----------           ------         ------------          --------
           Total restructuring liabilities                     0.5              2.9                 (2.1)              1.3
                                                        ----------           ------         ------------          --------

      Total restructuring and purchase
        accounting liabilities included in other
        current liabilities                             $      6.9           $  2.9         $       (3.5)         $    6.3
                                                        ==========           ======         ============          ========

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

      Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. On August 25, 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. The consent order establishes a schedule for completing such investigation and remediation by Owens-Illinois. Separately, the Company entered into a consent order with DNR on July 22, 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. As of July 2, 2000, the project related to the consent order was substantially complete with expenditures to date of approximately $200,000. Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.


7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2000, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain derivative instruments and certain hedging activities. SFAS No. 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The statements are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the adoption of the standard will not have a material effect on its balance sheet. Management is currently assessing the details of the statements and is preparing an implementation plan.

      In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of the Accounting Principles Board Opinion No. 25) (the "Interpretation"). Among other issues, the Interpretation clarifies (a) the definition of employee for applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000, and the Company's financial statements were not impacted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 1.5% in the third quarter of fiscal 2000 to $121.3 million from $123.1 million in the third quarter of fiscal 1999. Net sales decreased 0.5% for the first nine months of fiscal 2000 to $347.7 million from $349.6 million for the first nine months of fiscal 1999.

Cost of products sold (excluding depreciation and amortization) decreased 4.0% to $102.6 million in the third quarter of fiscal 2000 from $106.9 million in the same period of fiscal 1999. Cost of products sold as a percentage of net sales decreased from 86.8% in the third quarter of fiscal 1999 to 84.6% in the third quarter of fiscal 2000. Cost of products sold (excluding depreciation and amortization) for the nine months ended July 2, 2000 increased 0.6% to $300.4 million from $298.7 million for the nine months ended July 4, 1999. Cost of products sold as a percentage of net sales increased from 85.4% for the nine month period ended July 4, 1999 to 86.4% for the nine month period ended July 2, 2000. This increase in cost of products sold as a percentage of net sales is primarily attributable to weak operating performance at certain of the Company's plants during the first quarter of fiscal 2000. During the third quarter, the operations continued the improvement that began during the second quarter as the cost of products sold as a percentage of net sales decreased to 84.6% compared to 85.5% in the second quarter and 89.4% in the first quarter of fiscal 2000.

Depreciation and amortization expense increased $2.0 million to $6.4 million in the third quarter of fiscal 2000 from $4.5 million in the third quarter of fiscal 1999. Depreciation and amortization expense increased $3.1 million to $16.7 million for the nine months ended July 2, 2000 from $13.7 million for the nine months ended July 4, 1999. The quarterly and nine-month increases are primarily due to the Company's capital expenditure program and additional depreciation related to the shorter useful lives of certain computer equipment. Approximately $1.1 million and $1.5 million of additional depreciation was included in the third fiscal quarter and the first nine months of 2000, respectively.

Selling and administrative expense decreased 23.7% to $3.9 million in the third quarter of fiscal 2000 from $5.1 million in the third quarter of fiscal 1999. Selling and administrative expense as a percentage of net sales decreased 0.9% to 3.2% for the third quarter of fiscal 2000 from 4.1% for the same quarter in fiscal 1999. Selling and administrative expense decreased 13.1% to $13.4 million for the nine months ended July 2, 2000 from $15.4 million for the nine months ended July 4, 1999. Selling and administrative expense as a percentage of net sales decreased 0.6% to 3.8% for the nine-month period in fiscal 2000 from 4.4% for the same nine-month period in fiscal 1999. The decrease in selling and administrative expense for the quarter ended July 2, 2000 was primarily the result of the elimination of overhead costs due to the Company's restructuring during the second quarter of fiscal 2000.

Interest expense increased $0.8 million in the third quarter of fiscal 2000 to $4.4 million from $3.5 million in the third quarter of fiscal 1999. Interest expense increased $1.8 million for the nine months ended July 2, 2000 to $12.6 million from $10.7 million for the nine months ended July 4, 1999. The increase in interest expense is primarily attributable to higher LIBOR based interest rates and higher rate margins under the Company's Credit Agreement.

Income before taxes increased $0.7 million to $4.0 million in the third quarter of fiscal 2000 from $3.3 million in the third quarter of fiscal 1999. Income before taxes decreased $12.4 million to a loss of $1.0 million for the nine months ended July 2, 2000 from income of $11.4 million for the nine months ended July 4, 1999. The fluctuations are due to the factors discussed above.

Income taxes increased $0.8 million to $2.2 million in the third quarter of fiscal 2000 from $1.4 million in the third quarter of fiscal 1999. The increase is due to higher earnings and a higher effective tax rate. The effective tax rate increased to 54.5% for fiscal 2000 from 42.5% for fiscal 1999 due to non-deductible items becoming a larger percentage of lower pre-tax income.

Diluted earnings per common share were $0.20 for both the third quarters of fiscal 2000 and 1999. The weighted average diluted common shares outstanding were 9.3 million and 9.5 million for the respective quarters. Diluted loss per common share was $0.05 for the nine months ended July 2, 2000 compared to diluted earnings per common share of $0.70 for the nine months ended July 4, 1999. The weighted average diluted common shares outstanding were 9.3 million and 9.5 million for the respective nine-month periods.

Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the quarter ended July 2, 2000 were primarily financed through internally generated cash flows. At July 2, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. The Company was in compliance with all Credit Agreement covenants for the quarter ended July 2, 2000. Interest rates under the Credit Agreement are either prime (as determined by Bank of America) plus an applicable rate margin or at LIBOR plus an applicable rate margin, at the Company's option. Rate margins are reset quarterly based on financial performance during the preceding four quarters. Based on financial results for the four quarters ended July 2, 2000, prime rate margin will be .5% in the fourth quarter, down from 1.5% in the third quarter, and LIBOR rate margin will be 1.5% in the fourth quarter, down from 2.5% in the third quarter.

As of July 2, 2000, the Company had borrowed $55.5 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of July 2, 2000, this covenant effectively limited the Company's available borrowings to a total of $79.7 million, an increase of $13.4 million from the second quarter.

During the first nine months of fiscal 2000, net cash provided by operating activities was $5.3 million compared to $17.8 million during the first nine months of fiscal 1999. During the first nine months of fiscal 2000, net cash was primarily provided by net income before depreciation, amortization and the restructuring and impairment charge, and reductions of accounts receivable and other assets. Net cash was primarily used to reduce accounts payable and accrued liabilities and to increase inventories. The increase in inventories was partially due to typical seasonal fluctuations.

During the first nine months of fiscal 2000, net cash used in investing activities was $9.5 million compared to $51.5 million used in the first nine months of fiscal 1999. The Company used $9.6 million for capital expenditures in the first nine months of fiscal 2000 compared to $21.7 million in first nine months of fiscal 1999. The Company expects capital expenditures to be approximately $13 million in fiscal year 2000. During the first nine months of fiscal 1999, the Company used $30.2 million for the U. S. Can Acquisition and received $4.4 million from the sale of its Solon, Ohio plant.

During the first nine months of fiscal 2000, net cash provided by financing activities was $3.9 million compared to $35.6 million provided during the first nine months of fiscal 1999. Net cash provided by financing activities included $9.0 million and $46.7 million of borrowings under the Company's Credit Agreement for the nine month periods ended July 2, 2000 and July 4, 1999, respectfully. Net cash provided by financing activities included a use of $4.4 million and $9.6 million related to decreases in unpresented bank drafts for the respective fiscal 2000 and fiscal 1999 periods.

At July 2, 2000, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $7.3 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Agreement are variable subject to market changes and applicable rate margins based on the Company's financial performance. At July 2, 2000, the Company had borrowings under the Credit Agreement of $55.5 million that were subject to interest rate risk. Each 1.0% change in interest rates would impact quarterly pretax earnings by $0.1 million.

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

Item 6.    Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended July 2, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BWAY Corporation
                                         (Registrant)


Date:  July 31, 2000                     By: /s/ Kevin C. Kern
                                             -----------------------------------
                                                  Kevin C. Kern
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal Accounting Officer)



Form 10-Q: For the quarterly period ended July 2, 2000.

                               INDEX TO EXHIBITS
                           -------------------------



    Exhibit
       No.                     Description of Document
-------------   ----------------------------------------------------------------

      10.1* Employment agreement between the Company and Paul Mangiafico, dated as of March 1, 2000

      10.2* BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan

      10.3 Employment agreement between the Company and Thomas Eagleson, dated as of July 1, 2000

      10.4 Amendment No. 1 dated as of July 1, 2000 to the Employment agreement between the Company and Paul Mangiafico, dated as of March 1, 2000

      22* Certificate and Report of Inspector of Elections for the Annual Meeting for the Stockholders of BWAY Corporation dated February 25, 2000.

      27        Financial Data Schedule



     * Previously filed.