Form 10-K405
period 2000-10-01
BWAY CORP
filed 2000-12-22
CIK 943897

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

        [ X ]   Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                   For the Fiscal Year Ended October 1, 2000
                                       or
        [   ]  Transition Report pursuant to section 13 or 15 (d) of
                      The Securities Exchange Act of 1934
             for the transition period from __________to _________.

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

                       Yes       x            No
                            -------------         -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of November 30, 2000, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $26,972,273.

As of November 30, 2000, there were 9,221,318 shares of BWAY Corporation's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 19, 2001 for the Annual Meeting of Stockholders to be held on February 21, 2001 are incorporated in Part III hereof by reference.

                                BWAY CORPORATION

                               TABLE OF CONTENTS


PART I                                                                                            Page
                                                                                               ----------
Item 1.        Business                                                                             1
Item 2.        Properties                                                                           6
Item 3.        Legal Proceedings                                                                    6
Item 4.        Submission of Matters to a Vote of Security Holders                                  6

PART II
Item 5.        Market for the Company's Common Equity and Related Stockholder Matters               7
Item 6.        Selected Financial Data                                                              7
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of          10
               Operations
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                          14
Item 8.        Financial Statements and Supplementary Data                                         14
Item 9.        Changes in and Disagreements With Accountants on Accounting and                     14
               Financial Disclosure

PART III
Item 10.       Directors and Executive Officers of the Registrant                                  14
Item 11.       Executive Compensation                                                              15
Item 12.       Security Ownership of Certain Beneficial Owners and Management                      15
Item 13.       Certain Relationships and Related Transactions                                      15

PART IV
Item 14.       Exhibits, Financial Statement Schedules, and Reports on                             15
               Form 8-K

                       BWAY CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000


                                     PART I

Item 1.  Business
         --------

General

  BWAY Corporation and its significant subsidiaries are leading developers, manufacturers, and marketers of steel containers for the general line category of the North American container industry. The Company also provides to external customers related material center services (coating, lithography, and metal shearing) which exceed internal needs. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates, which the Company believes to be reliable.

  BWAY Corporation ("BWAY") is a holding company whose significant subsidiaries are BWAY Manufacturing, Inc. ("BWAY Manufacturing") and Milton Can Company, Inc. ("MCC") (collectively the "Company"). Previously, BWAY's significant subsidiaries also included Brockway Standard, Inc. ("BSI") and BMAT, Inc. ("BMAT"). In the fourth fiscal quarter of 2000, the Company simplified its legal organizational structure and merged BSI and BMAT into Brockway Standard (New Jersey), Inc., which was then renamed BWAY Manufacturing, Inc.

  In January 1989, the Company was formed to purchase the metal container business of Owens-Illinois Corporation ("Owens-Illinois"). In June 1995, the Company completed an initial public offering ("Initial Public Offering") of its common stock, par value $.01 per share (the "Common Stock").

  The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30 and all other periods as the nearest month end, with the exception of pages F-1 through F-25.

  The metal container industry is currently divided into three product categories: beverage, food and general line. General line includes containers used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, and household and personal care aerosol products. Management estimates, based on 1999 industry data published by the Can Manufacturers Institute, that 1999 industry shipments totaled approximately 102 billion units to the beverage category, 32 billion units to the food category and 4 billion units to the general line category. Few companies compete in all three product categories, and most of the companies that produce beverage and food cans do not compete in the general line product categories.

   The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee and vegetable oil) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes and provides material center services. The Company's products are typically coated on the inside to customer specifications based on intended use and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to customers located outside of the United States were less than 5 percent for both fiscal 1999 and fiscal 2000. Sales are made either by the Company's direct sales force, third party distributors or sales agents. Sales growth has been accomplished primarily through acquisitions in the general line and material center services categories.

Recent Acquisition

  On November 9, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations (the "U.S. Can Acquisition"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, material center services, which are part of the Company's core business, and tinplate metal services, which are not a business of the Company.

  The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed and an allocation of the purchase price was finalized during fiscal 2000. Operating results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

  In November 1998, management committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with other Company facilities. In connection with the recording of the purchase, the Company established a reorganization liability of approximately $11 million.
For further information, see the "Acquisitions" note beginning on page F-9 in the Notes to the Consolidated Financial Statements.

  In November 1998, the Company signed a binding letter of intent to sell the acquired tinplate metal services business. The tinplate metal services business primarily purchases, processes, and sells nonprime steel to third party customers. Anticipating the sale of the tinplate metal services business, the Company closed the Brookfield, Ohio location in March 1999 and closed the Chicago Metal operations in September 1999. The Company finalized the sale of the tinplate services business to Arbon Steel and Service Company in the fourth quarter of fiscal 1999. The Company excluded from results of operations tinplate metal services business losses of $4.4 million, including interest expense of $0.7 million, for fiscal 1999.

  In the fourth quarter of fiscal 2000, the Company also closed the Chicago, Illinois material center services operation and transferred the work to other Company material center services facilities.

Products and Markets

  The Company participates in the general line container market and related material center services business and currently holds leading positions in the sale of most of its general line products, other than aerosol cans, and holds a strong position in the sale of coffee and vegetable oil cans. The Company does not sell beverage containers. The Company also manufactures steel ammunition boxes. In November 1998, the Company acquired substantially all of the assets of U.S. Can's metal services operations, making the Company a leading provider of material center services.

  The following table sets forth the Company's percentage of net sales by product lines for fiscal 2000, 1999, and 1998. The Company's sales distribution by product line has been affected to some extent by the U.S. Can Acquisition.

Percentage of the Company's Net Sales
-------------------------------------

                                        Year Ended September 30,
                                      ----------------------------
     Product                           2000       1999       1998
     -------                           ----       ----       ----

     General Line Containers            73%        70%        80%
     Food Cans                           8%        11%        13%
     Material Center Services           16%        16%         2%
     Ammunition Boxes                    3%         3%         5%
                                       ---        ---        ---
         Total                         100%       100%       100%

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

  Specialty Cans. Utility cans include small screw top cans, which typically have an applicator or brush attached to a screw cap, and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Cone top cans are typically used for packaging specialty oils and automotive after-market products, including brake fluid, gasoline additives and radiator flushes. The Company also produces various specialty containers.

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

  Materials Center Services

  The Company provides material center services (coating, lithography, and metal shearing) for its can assembly facilities and for third party customers.

  Ammunition Boxes

  The Company manufactures a variety of ammunition boxes. These containers provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. The Company sells ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Customers

  The Company sells its products to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 33% of sales in fiscal 2000. During fiscal 2000, sales to any specific customer did not equal or exceed 10% of sales during the period.

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

  Various domestic and foreign steel producers supply the Company with tinplate steel. Procurement from suppliers depends on the suppliers' product offering, product quality, service and price. Because a significant number of reliable suppliers produce the steel used in the Company's process, management believes that it would be able to obtain adequate replacement supplies in the market should one of the current suppliers discontinue supplying the Company. The Company increased its purchases of tinplate and cold rolled products from foreign sources from fiscal 1998 to fiscal 1999 and from fiscal 1999 to fiscal 2000. Tinplate consumers, such as the Company, typically negotiate late in the calendar year for the next calendar year on terms of volumes and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future.

  Steel prices have historically been adjusted annually on January 1. Most tinplate, blackplate and cold rolled steel producers have announced price increases effective January 1, 2001. Historically, the Company has generally been able to recover increased costs of raw materials through price increases for the Company's products, although there can be no assurances that this practice will continue.

  In addition to steel products, the Company purchases various coatings, inks, and compounds used in the manufacturing process. Management does not anticipate any future shortages or supply problems based on historical availability and the current number of suppliers.

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

  Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. In August 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. In January 2000, the Company and Owens-Illinois submitted to DNR a report containing the results of their investigation of the facility. The Company is awaiting a DNR review of the report.

  In addition, at Homerville, the Company entered into a consent order with DNR in April 1999, related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. The project related to the consent order is substantially complete with expenditures to date of approximately $0.2 million.

  The Company (and in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liability with respect to other sites.

  Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

Competition

  The markets for the Company's products are competitive and the Company faces competition from a number of sources in most of its product lines. Competition is based primarily on price, quality, service, and, to a lesser extent, product innovation. The Company believes that its high quality products, the geographic location of its facilities, which provide national coverage for most products to most customers, and its commitment to strong customer relationships enable it to compete effectively.

  Manufacturers of steel containers have historically faced competition from other materials, primarily plastic, glass, aluminum and composite materials. Steel containers offer a number of significant advantages over alternative materials, including fire safety (critical in many products packaged in paint, oblong and specialty cans), the capacity for vacuum packaging (important to coffee producers) and ability to contain aggressive products (primarily certain solvent-based products).

Employees

  As of October 1, 2000, the Company employed approximately 1,565 hourly employees and 389 salaried employees. Of the 1,565 hourly employees, 1,005 are non-union and the remaining 560 are covered by seven separate collective bargaining agreements. During fiscal 2000, total Company headcount decreased by 128 hourly and 94 salaried employees. During the second quarter of fiscal 2000, the Company terminated 89 employees and closed two administrative facilities. The terminated employees primarily consisted of salaried employees and terminations were generally completed by April 2000. During the third quarter of fiscal 2000, the Company ceased operations at the Chicago, Illinois lithography facility. This closing resulted in the elimination of approximately 69 hourly positions and 17 salaried positions at this facility.

  On August 31, 2000, the Company reached an agreement with the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers Local 729 at its Cincinnati, Ohio facility affecting approximately 140 employees. The contract is effective September 1, 2000 through August 31, 2003. On October 15, 2000, the Company also reached an agreement with Local 458-3M of the Graphic Communication Workers International Union at its Franklin Park, Illinois facility affecting approximately 15 employees. The new contract is effective October 1, 2000 through October 31, 2003.

  The Company has a collective bargaining agreement with Local 14-M of the Graphic Communication Workers International Union at its Trenton, New Jersey facility that expires on March 31, 2001. The agreement affects approximately 75 employees.

Item 2.  Properties
         ----------

  The following table sets forth certain information with respect to the Company's headquarters and significant manufacturing facilities as of November 30, 2000.

                                                       General               Approximate
Location                                              Character             Square Footage        Type of Interest
--------                                          ------------------  --------------------------  ----------------
Atlanta, Georgia (Headquarters)                         Office                   24,000                  Leased
Chicago, Illinois (Kilbourn)                        Manufacturing               141,000                  Owned
Chicago, Illinois (Material Center Services)        Held For Sale               271,000                  Owned
Cincinnati, Ohio                                    Manufacturing               467,000                  Leased
Dallas, Texas (Thompson)                            Held For Sale               110,000                  Owned
Dallas, Texas (Southwestern)                        Manufacturing                88,000                  Owned
Elizabeth, New Jersey                               Manufacturing               211,000                  Leased
Elizabeth, New Jersey (Northeast Tinplate)            Subleased                  42,000                  Leased
Fontana, California                                 Manufacturing                72,000                  Leased
Franklin Park, Illinois                             Manufacturing               115,000                  Leased
Garland, Texas                                      Manufacturing               108,000                  Leased
Homerville, Georgia                                 Manufacturing               395,000                  Owned
Memphis, Tennessee                                  Manufacturing                75,000                  Leased
Picayune, Mississippi                               Manufacturing                60,000                  Leased
Trenton, New Jersey                                 Manufacturing               105,000                  Leased
York, Pennsylvania                                  Manufacturing                97,000                  Owned

  A non-operating facility located in Alsip, Illinois, which was acquired from United States Can Company in fiscal 1999, was sold during the fourth quarter of fiscal 2000.

  The Chicago, Illinois material center services facility and the Dallas, Texas (Thompson) facility were closed during fiscal 2000. The Company is actively marketing these facilities for sale.

  The Company believes its properties are generally in good condition, well maintained and suitable for their intended use.


Item 3.  Legal Proceedings
         -----------------

  The Company is involved in certain proceedings relating to environmental matters as described under Item 1. "Business - Environmental, Health and Safety Matters."

  The Company is also involved in legal proceedings from time to time in the ordinary course of its business. No such currently pending proceedings are expected to have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------


  As of December 1, 2000, there were 86 holders of record of the Common Stock. Because BWAY is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its subsidiaries. The Company's Credit Agreement dated June 17, 1996, as amended (the "Credit Agreement"), among BWAY and certain subsidiaries, Deutsche Bank, Bank of America, N.A. and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other restricted payments in an amount greater than $3.9 million, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Additionally, the Company's Indenture dated April 11, 1997 (the "Indenture") also restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than certain specified indebtedness. Any future determination to pay dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements, indentures, business strategies and such other factors as the Board of Directors deems relevant at such time. The Company has not paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

  The Company repurchased $0.5 million of its common stock during fiscal 2000 under the Company's common stock repurchase program.

  The Company's common stock is traded on the New York Stock Exchange under the symbol "BY". The table below sets forth the high and low sales price information for the Common Stock for each quarter of fiscal 1999 and fiscal 2000.


         Fiscal Quarter                 High          Low
         --------------                ------        ------
         First quarter, 1999           $18.31        $11.50
         Second quarter, 1999          $16.00        $10.88
         Third quarter, 1999           $15.88        $11.38
         Fourth quarter, 1999          $13.69        $ 8.50
         First quarter, 2000           $ 9.69        $ 5.50
         Second quarter, 2000          $ 8.50        $ 3.81
         Third quarter, 2000           $ 8.44        $ 5.94
         Fourth quarter, 2000          $ 7.44        $ 4.38


Item 6.  Selected Financial Data
         -----------------------

  The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 2000 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of the U.S. Can Acquisition described under "Business--Recent Acquisition" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the acquisition. The selected consolidated financial data is qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.

                                                                                Fiscal Year Ended September 30, (1)
                                                                     -------------------------------------------------------------
                                                                       2000        1999 (2)      1998      1997 (3)       1996 (4)
                                                                     --------      --------    --------    --------       --------
Income Statement Data:
Net sales                                                            $460,568      $467,099    $401,089    $402,150       $283,105
                                                                     --------      --------    --------    --------       --------
Costs, expenses and other
  Cost of products sold (excluding depreciation and amortization)     403,627       404,492     336,588     341,406        236,741
  Depreciation and amortization (5)                                    22,412        17,246      13,465      13,024          7,425
  Selling and administrative expense                                   17,057        19,678      22,748      19,651         14,589
  Restructuring and impairment charge  (6)  (7)  (8)                    5,900             -      11,532           -         12,860
  Interest expense, net                                                16,657        14,733      13,021      10,649          4,872
  Gain on curtailment of postretirement benefits (9)                   (1,171)            -      (1,861)     (5,828)             -
  Other, net                                                             (662)           33         127         998           (340)
                                                                     --------      --------    --------    --------       --------
    Total costs, expenses, and other                                  463,820       456,182     395,620     379,900        276,147


Income (loss) before income taxes, extraordinary item and cumulative
  effect of change in accounting                                       (3,252)       10,917       5,469      22,250          6,958

   Provision (benefit) for income taxes                                  (334)        5,290       2,789       9,146          3,239
                                                                     --------      --------    --------    --------       --------

Income (loss) before extraordinary item and cumulative effect of
  change in accounting                                                 (2,918)        5,627       2,680      13,104          3,719
                                                                     --------      --------    --------    --------       --------

   Extraordinary loss resulting from the extinguishment of debt, net
    of tax benefit of $1,683 (10)                                           -             -           -           -         (2,535)


Income (loss) before cumulative effect of change in accounting         (2,918)        5,627       2,680      13,104          1,184
                                                                     --------      --------    --------    --------       --------

Cumulative effect of change in accounting for systems development
  cost, net of related tax benefit of $823 (11)                             -             -      (1,161)          -              -
                                                                     --------      --------    --------    --------       --------

Net income (loss)                                                    $ (2,918)     $  5,627    $  1,519    $ 13,104       $  1,184
                                                                     ========      ========    ========    ========       ========

Basic earnings (loss) per common share data:
  Income (loss) before extraordinary item and accounting change      $  (0.31)     $   0.60    $   0.28    $   1.33       $   0.40
  Extraordinary item (10)                                                   -             -           -           -          (0.27)
  Cumulative effect of change in accounting  (11)                           -             -       (0.12)          -
                                                                     --------      --------    --------   --------        --------
  Net income (loss)                                                  $  (0.31)     $   0.60    $   0.16    $   1.33       $   0.13
                                                                     ========      ========    ========   =========       ========

Diluted earnings (loss) per common share data:
  Income (loss) before extraordinary item and accounting change      $  (0.31)     $   0.60    $   0.27    $   1.31       $   0.40
  Extraordinary item (10)                                                   -             -           -           -          (0.27)
  Cumulative effect of change in accounting (11)                            -             -       (0.12)          -              -
                                                                     --------      --------    --------   --------        --------
  Net Income (loss)                                                  $  (0.31)     $   0.60    $   0.15    $   1.31       $   0.13
                                                                     ========      ========    ========   =========       ========

Weighted average basic common shares outstanding                        9,278         9,323       9,527       9,817          9,373
                                                                     ========      ========    ========   =========       ========

Weighted average diluted common shares outstanding                      9,278         9,453       9,959       9,983          9,407
                                                                     ========      ========    ========   =========       ========

                                                  Fiscal Year Ended September 30, (1)
                                         ---------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                         ---------    --------    --------    --------    --------
Balance Sheet Data:
  Working capital                         $ 14,583    $ 14,146    $    737    $  6,890    $ 22,280
  Property, plant and equipment, net       133,870     144,716     133,960     123,617      94,800
  Total assets                             332,723     362,023     313,711     316,377     245,133
  Long-term debt (including current
     maturities)                           126,200     146,500     122,272     115,532      95,198
  Stockholders' equity                      78,961      82,053      77,188      85,466      72,629

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

(5) Depreciation for fiscal 2000 includes an additional $2.5 million of depreciation related to shortened useful lives of certain computer systems.

(6) In the second quarter of fiscal 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees, and the write-down of equipment held for disposal. See the "Restructuring and Impairment Charge" note in the Notes to the Consolidated Financial Statements on page F-22 as set forth in Item 8.

(7) During the third quarter of fiscal 1998, the Company recorded a restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. See the "Restructuring and Impairment Charge" note in the Notes to the Consolidated Financial Statements on page F-22 as set forth in Item 8.

(8) During the fourth quarter of fiscal 1996, the Company recorded a restructuring and impairment charge related to the write-off of fixed assets due to the consolidation of manufacturing processes related to the fiscal 1996 acquisitions.

(9) The gains on curtailment of postretirement benefits resulted from a reduction in liability for future medical benefits of certain employees of the Cincinnati, Ohio facility.

(10) The Company recorded an extraordinary loss related to the prepayment of the $50 million principal amount of 8.35% Senior Secured Notes during the third quarter of fiscal 1996.

(11) On November 20, 1997 the FASB's Emerging Issues Task Force (EITF) issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company was involved in a business information systems and process reengineering project that was subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced 1998 year-to-date net earnings.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 8 of this report.

General

  Industry

  The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants and from material center services. The packaging market in which the Company competes is generally mature. During recent years, the industry has experienced slight volume declines in certain product categories.

  Sales Growth

  The Company's net sales have grown from $401.1 million in fiscal 1998 to $460.6 million in fiscal 2000. Sales growth is primarily due to the U.S. Can Acquisition. Consistent with the industry, the Company has experienced slight declines in certain of its product categories.

  Raw Materials

  Steel is the largest component of cost of sales for the Company's products and is currently supplied by large domestic and foreign manufacturers. Steel prices have historically been negotiated annually with changes effective January 1 and have remained stable for the subsequent year. During fiscal 1999 and fiscal 2000, the Company increased its purchases of tinplate and cold rolled products from foreign sources.

  Gross Profit Margins

  Continuous advances in manufacturing productivity and cost reduction are critical to the industry and the Company's ability to improve gross profit margins. The Company's objectives are to improve margins through the addition of new business in the aerosol and general line categories, while improving operating efficiencies and reducing manufacturing costs. The Company has historically closed inefficient and redundant facilities and consolidated business within remaining plants.

Results of Operations

Year ended October 1, 2000 (fiscal 2000) compared to year ended October 3, 1999 (fiscal 1999).

  Net Sales. Net sales for fiscal 2000 were $460.6 million, a decrease of $6.5 million or 1.4% from $467.1 million in fiscal 1999. The decrease is primarily due to the conversion of orders by a large customer from lithographic style cans to plain style cans, which resulted in a $5.0 million decrease in sales, and to slight volume declines in certain product categories, primarily in the paint category.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 2000 was $403.6 million, a decrease of $0.9 million or 0.2% from $404.5 million in fiscal 1999. Cost of products sold as a percent of sales increased to 87.6% in fiscal 2000 from 86.6% in fiscal 1999. The increase as a percent of sales is primarily attributable to lower sales and weak operating performance at certain of the Company's facilities.

  Depreciation and Amortization. Depreciation and amortization increased to $22.4 million in fiscal 2000 from $17.2 million in fiscal 1999. This increase includes $2.5 million of depreciation related to shortened useful lives of certain computer systems. The remaining $2.7 million increase in depreciation is primarily due to capital expenditures.

  Selling and Administrative Expense. Selling and administrative expense decreased to $17.1 million in fiscal 2000 from $19.7 million for fiscal 1999, primarily due to the elimination of costs from the Company's restructuring during the second quarter of fiscal 2000, which is described below.

  Restructuring and Impairment Charge. During the second quarter of fiscal 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees, and the write-down of equipment held for disposal. The restructuring and impairment charge totaled $5.9 million and consisted of the following: $1.1 million related to administrative office closings, $1.1 million related to severance, $0.7 million related to contracts and other miscellaneous costs and $3.0 million related to impairments of equipment held for disposal. Both administrative offices were closed and all 89 employees were terminated in the second quarter.

  Interest Expense, Net. Interest expense, net, increased to $16.7 million in fiscal 2000 from $14.7 million in fiscal 1999, primarily due to higher LIBOR based interest rates and higher interest rate margins under the Company's Credit Agreement. The interest rate margin is determined on a quarterly basis based on the Company's leverage ratio. The Company paid a higher average margin rate in fiscal 2000 compared to fiscal 1999 because of the Company's financial performance.

  Gain on Curtailment of Postretirement Benefits. The Company recognized a $1.2 million gain on curtailment of postretirement benefits in fiscal 2000. The gain resulted from a reduction in liability for future medical benefits of certain employees of the Company's Cincinnati, Ohio facility.

  Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting. Income (loss) before income taxes and cumulative effect of change in accounting for fiscal 2000 was $(3.3) million, a decrease of $14.2 million from $10.9 million in fiscal 1999. The change results from the factors described above.

  Provision (Benefit) For Income Taxes. The provision (benefit) for income taxes decreased to a benefit of $(0.3) million in fiscal 2000 from a provision of $5.3 million in fiscal 1999. The decrease is due to the decrease in income
(loss) before income taxes and cumulative effect of change in accounting as described above. For the reconciliation of the income tax rate with the federal statutory rate, see the "Income Taxes" note in the Notes to the Consolidated Financial Statements on page F-18 as set forth in Item 8.

  Net Income (Loss). Net income (loss) for fiscal 2000 was $(2.9) million, a decrease of $8.5 million from $5.6 million in fiscal 1999. The change results from the factors described above.

Year ended October 3, 1999 (fiscal 1999) compared to year ended September 27, 1998 (fiscal 1998).

  Net Sales. Net sales for fiscal 1999 were $467.1 million, an increase of $66.0 million or 16.5% from $401.1 million in fiscal 1998. The increase in net sales was primarily attributable to the fiscal 1999 U.S. Can Acquisition. The Company's net sales for fiscal 1999, excluding the effect of the U.S. Can Acquisition, declined approximately 2.5% from fiscal 1998.

  Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 1999 was $404.5 million, an increase of $67.9 million, or 20.2%, from $336.6 million in fiscal 1998. The increase is primarily attributable to increased sales from the U.S. Can Acquisition, start-up costs of new equipment and plant rationalization costs. Cost of products sold as a percent of sales increased to 86.6% in fiscal 1999 from 83.9% in fiscal 1998. The increase is primarily attributable to the incremental sales from the U.S. Can Acquisition where cost of products sold as a percent of sales has historically been higher than the Company's existing operations, to start-up costs for new equipment (particularly within the Company's material center business) and to costs associated with the Company's rationalization initiatives at can assembly operations, primarily in the Northeast and Southwest. The rationalization process for the Company's Northeast and Southwest facilities progressed at a slower rate than initially planned. Ongoing delays in construction, equipment relocations and the hiring and training of new employees contributed to the increase in costs. These additional costs more than offset realized savings resulting from the Company's purchasing initiatives.

  Depreciation and Amortization. Depreciation and amortization increased from $13.5 million in fiscal 1998 to $17.2 million in fiscal 1999 due the U.S. Can Acquisition and as a result of capital spending.

  Selling and Administrative Expense. Selling and administrative expense of $19.7 million for fiscal 1999 decreased from $22.7 million in fiscal 1998.

  Interest Expense, Net. Interest expense, net, increased to $14.7 million in fiscal 1999 from $13.0 million in fiscal 1998 primarily due to increased borrowings under the Company's credit agreement to finance the U.S. Can Acquisition and fund the Company's capital expenditure program.

  Gain on Curtailment of Postretirement Benefits. The Company recognized a $1.9 million gain on curtailment of postretirement benefits in fiscal 1998. The gain resulted from a reduction in liability for future medical benefits of certain employees of the Company's Cincinnati, Ohio facility.

  Income before Income Taxes and Cumulative Effect of Change in Accounting. Income before income taxes and cumulative effect of change in accounting for fiscal 1999 was $10.9 million, an increase of $5.4 million from $5.5 million in fiscal 1998. In fiscal 1998, the Company recorded a restructuring charge of $11.5 million (before taxes). Excluding the effect of the fiscal 1998 restructuring charge, fiscal 1999 income before income taxes and cumulative effect of change in accounting decreased by $6.1 million from fiscal 1998.
This decrease resulted primarily from higher costs of products sold (lower gross margins) as described above, higher interest expense, and higher depreciation and amortization, partially offset by lower selling and administrative expenses.

  Provision For Income Taxes. The provision for income taxes increased from $2.8 million in fiscal 1998 to $5.3 million in fiscal 1999. The increase is due to the increase in income before income taxes and cumulative effect of change in accounting as described above.

  Net Income. Net Income for fiscal 1999 was $5.6 million, an increase of $4.1 million from fiscal 1998. The change results from the factors described above.

Seasonality

  Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year.

Liquidity and Capital Resources

  The Company's cash requirements for operations and capital expenditures during fiscal 2000 and fiscal 1999 were primarily financed through internally generated cash flows and borrowings under the Company's Credit Agreement. During fiscal 2000, cash and cash equivalents increased $0.3 million and net borrowings under the Credit Agreement decreased by $20.3 million.

  As of October 1, 2000, the Company had borrowed $26.2 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of October 1, 2000, this covenant effectively limited the Company's available Credit Agreement borrowings to a total of $81.4 million.

  The Company was not in compliance with one Credit Agreement covenant (interest coverage ratio) at fiscal 2000 year-end. Subsequent to fiscal 2000 year-end, the Company and its lenders executed an amendment to the Credit Agreement that modified the interest coverage ratio. As part of the Credit Agreement amendment, the lenders provided the Company with a waiver for the fourth quarter violation. In consideration for the amendment, the Company paid an amendment fee of $250,000 and agreed to a 50 basis point increase in interest rate margins.

  Credit Agreement interest rates are based on interest rate margins for either the prime rate (as periodically announced by Bank of America, N.A.) or LIBOR, at the Company's option. Interest rate margins are reset quarterly based on financial performance during the preceding four quarters.

  During fiscal 2000, net cash provided by operating activities was $25.3 million, which was comprised primarily of net loss ($2.9 million), depreciation and amortization ($22.4 million), the restructuring and impairment charge ($5.9 million), and reductions of accounts receivable, inventories and other assets ($15.0 million). Net cash was primarily used to reduce accounts payable and accrued liabilities ($14.9 million).

  During fiscal 1999, net cash provided by operating activities was $24.5 million, which was comprised primarily of net income ($5.6 million), depreciation and amortization ($17.3 million) and deferred income taxes ($7.1 million). Changes in assets and liabilities reduced net cash provided by operating activities by $6.1 million.

  During fiscal 2000, net cash used in investing activities was $8.5 million. The Company used $10.9 million for capital expenditures in fiscal 2000. The Company received $2.4 million in proceeds from the disposition of property, plant and equipment in fiscal 2000, primarily from the sale of the Alsip, Illinois facility acquired in the U.S. Can Acquisition.

  During fiscal 1999, the Company used $46.5 million for investing activities. The Company used $33.2 million for capital expenditures and $27.9 million for the U.S. Can Acquisition, offset by $14.6 million provided from the disposition of property, plant and equipment.

  During fiscal 2000, net cash used by financing activities was $16.6 million. During fiscal 2000, net repayments under the Credit Agreement were $20.3 million. Net cash provided by financing activities related primarily to an increase in unpresented bank drafts of $4.5 million. The Company also used cash for the repurchase of its common stock on the open market of approximately $0.5 million in fiscal 2000.

  During fiscal 1999, net cash provided by financing activities was $20.4 million. Net borrowings under the Company's Credit Agreement were $24.9 million. Net purchases of treasury stock were $0.8 million. Additionally, unpresented bank drafts increased $2.9 million.

  At October 1, 2000, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $3.9 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

  Management believes that cash provided from operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative are either offset against changes in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's fair value is immediately recognized in earnings. The Company adopted SFAS 133, as amended, on October 2, 2000. The adoption of these standards is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

  In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Although SAB No. 101 does not change any existing standards on revenue recognition, it draws upon existing standards and explains how the SEC staff applies these rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B, must be adopted no later than the fourth quarter of our fiscal year 2001. The Company is in the process of assessing the impact of SAB No. 101 on its financial statements; however, the adoption of SAB No. 101 is not expected to have a material impact on the Company's results of operations or financial position.

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include without limitation, timing and cost of plant start-up and closure; the Company's ability to successfully integrate acquired businesses; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

  The Company's Credit Agreement permits the Company to borrow up to $150 million provided certain conditions and restrictive financial covenants are met. Borrowings under the Credit Agreement bear interest at either the prime rate or the London InterBank Offered Rate ("LIBOR") plus an applicable spread percentage at the option of the Company. The interest rate spread over LIBOR is determined each quarter based on the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total debt. At October 1, 2000 the applicable spread was 1.5%, and the Company had borrowings under the Credit Agreement of $26.2 million that were subject to interest rate risk. Subsequent to year-end, the Company amended the Credit Agreement as described in "Liquidity and Capital Resources" in Item 7. Immediately after the amendment to the Credit Agreement on November 8, 2000, the applicable spread increased to 2.0%. Each 1.0 percentage point increase in interest rates would impact pretax earnings by $0.3 million at the $26.2 million debt level of October 1, 2000.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------


  See the attached Consolidated Financial Statements pages F-1 through F-25.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------


  Inapplicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

  Incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission.

Item 11.  Executive Compensation
          ----------------------


  Incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  Incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

  Incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-25.
     (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
     (3) The exhibits listed in the Index to Exhibits.

(b)  Reports on Form 8-K.

     The Company did not file any Reports on Form 8 - K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BWAY CORPORATION


                                 By  /s/ Jean-Pierre M. Ergas
                                     ------------------------
                                     Jean-Pierre M. Ergas
                                     Chairman of the Board and Chief Executive
                                     Officer

                                 Date December 22, 2000
                                     ------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 21, 2000.



Signatures                                       Title
----------                                       -----

/s/ Jean-Pierre M. Ergas                         Chairman of the Board, Chief Executive Officer and Director
------------------------------------             (Principal Executive Officer)
Jean-Pierre M. Ergas

/s/ Warren J. Hayford                            Non-Executive Vice Chairman of the Board and Director
------------------------------------
Warren J. Hayford

/s/ Kevin C. Kern                                Vice President and Corporate Controller
------------------------------------             (Principal Financial and Accounting Officer)
Kevin C. Kern

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

/s/ Thomas A. Donahoe                            Director
------------------------------------
Thomas A. Donahoe

/s/ Alexander P. Dyer                            Director
------------------------------------
Alexander P. Dyer

/s/ John E. Jones                                Director
------------------------------------
John E. Jones

/s/ John W. Puth                                 Director
------------------------------------
John W. Puth

/s/ John T. Stirrup                              Director
------------------------------------
John T. Stirrup

INDEPENDENT AUDITORS' REPORT


Board of Directors of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of October 1, 2000 and October 3, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 1, 2000. Our audits also included the financial statement schedules listed in the Index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2000 and October 3, 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 10, 2000

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)
--------------------------------------------------------------------------


October 1 and October 3                                   2000       1999
                                                      --------   --------

Assets
Current assets:
 Cash and equivalents                                 $    961   $    696
 Accounts receivable, net of allowance for
  doubtful accounts of $508 and $506                    44,083     52,868
 Inventories, net                                       45,522     49,031
 Current income taxes receivable                         3,048      3,598
 Deferred tax asset                                      8,988      4,612
 Assets held for sale                                    5,284      4,818
 Other                                                   1,823      2,803
-------------------------------------------------------------------------
   Total current assets                                109,709    118,426
Property and equipment, net                            133,870    144,716
Other assets:
 Goodwill, net of accumulated
  amortization of $12,166 and $9,852                    73,420     79,366
 Intangibles, net                                        9,216     10,774
 Deferred financing fees, net of accumulated
  amortization of $2,846 and $1,995                      3,189      3,727
 Other                                                   3,319      5,014
-------------------------------------------------------------------------
   Total other assets                                   89,144     98,881
-------------------------------------------------------------------------
     Total assets                                     $332,723   $362,023
-------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                     $ 67,155   $ 65,377
 Accrued salaries and wages                              8,032      9,104
 Accrued interest                                        5,049      5,171
 Accrued rebates                                         5,029      8,753
 Other                                                   9,861     15,875
-------------------------------------------------------------------------
   Total current liabilities                            95,126    104,280
-------------------------------------------------------------------------
Long-term debt                                         126,200    146,500
Long-term liabilities:
 Deferred income taxes                                  22,044     17,667
 Other                                                  10,392     11,523
-------------------------------------------------------------------------
   Total other liabilities                              32,436     29,190
-------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, shares
  authorized 5,000,000                                       -          -
 Common stock, $.01 par value, shares
  authorized 24,000,000;
   shares issued 9,851,002                                  99         99
 Additional paid-in capital                             36,760     37,202
Retained earnings                                       52,901     55,819
-------------------------------------------------------------------------
                                                        89,760     93,120
 Less:  Treasury stock, at cost, shares
  held 584,184 and 541,978                             (10,799)   (11,067)
-------------------------------------------------------------------------
   Total stockholders' equity                           78,961     82,053
-------------------------------------------------------------------------
     Total liabilities and stockholders'
      equity                                          $332,723   $362,023
-------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
-------------------------------------------------------------------------
Year Ended October 1, October 3 and
 September 27                                  2000       1999       1998
                                           --------   --------   --------

Net sales                                  $460,568   $467,099   $401,089
Costs, expenses and other:
 Cost of products sold (excluding
  depreciation and amortization)            403,627    404,492    336,588
 Depreciation and amortization               22,412     17,246     13,465
 Selling and administrative expense          17,057     19,678     22,748
 Restructuring and impairment charge          5,900          -     11,532
 Interest expense, net                       16,657     14,733     13,021
 Gain on curtailment of postretirement
  benefits                                   (1,171)         -     (1,861)
 Other, net                                    (662)        33        127
-------------------------------------------------------------------------
   Total costs, expenses and other          463,820    456,182    395,620
-------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of change in accounting   (3,252)    10,917      5,469
Provision (benefit) for income taxes           (334)     5,290      2,789
-------------------------------------------------------------------------
Income (loss) before cumulative effect
 of change in accounting                     (2,918)     5,627      2,680
Cumulative effect of change in
 accounting for systems development
 costs, net of related tax benefit of
  $823                                            -          -     (1,161)
-------------------------------------------------------------------------
Net income (loss)                          $ (2,918)  $  5,627   $  1,519
-------------------------------------------------------------------------

Income (loss) per common share

Basic:
 Income (loss) before cumulative effect
  of change in accounting                  $  (0.31)  $   0.60   $   0.28
 Cumulative effect of change in
  accounting                                      -          -      (0.12)
-------------------------------------------------------------------------
   Net income (loss)                       $  (0.31)  $   0.60   $   0.16
-------------------------------------------------------------------------

Diluted:
 Income (loss) before cumulative effect
  of change in accounting                  $  (0.31)  $  0.60    $   0.27
 Cumulative effect of change in
  accounting                                      -         -       (0.12)
-------------------------------------------------------------------------
   Net income (loss)                       $  (0.31)  $  0.60    $   0.15
-------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity
(In thousands)
===============================================================================

Year Ended October 1, October 3 and September 27                             2000       1999       1998
                                                                             ----       ----       ----
Common stock and additional paid-in capital
  Balance, beginning of year                                                $ 37,301   $ 37,494   $ 37,728
  Tax benefit of stock options exercised                                           -          -        271
  Issuance of treasury stock for stock options exercised                           -        (37)      (505)
  Purchase of treasury stock, net                                                  -       (156)         -
  Issuance of treasury stock for employee profit sharing plan                   (442)         -          -
-------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                     36,859     37,301     37,494
-------------------------------------------------------------------------------------------------------------

Retained earnings
  Balance, beginning of year                                                  55,819     50,192     48,673
  Net income (loss)                                                           (2,918)     5,627      1,519
-------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                     52,901     55,819     50,192
-------------------------------------------------------------------------------------------------------------

Treasury stock, at cost
  Balance, beginning of year                                                 (11,067)   (10,498)      (935)
  Issuance of treasury stock for stock options exercised                           -         93      1,554
  Purchase of treasury stock, net                                               (471)      (662)   (11,117)
  Issuance of treasury stock for employee profit sharing plan                    739          -          -
-------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                    (10,799)   (11,067)   (10,498)
-------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          $ 78,961   $ 82,053   $ 77,188
-------------------------------------------------------------------------------------------------------------


Share Data

-------------------------------------------------------------------------------------------------------------
Common stock                                                                   9,851      9,851      9,851
-------------------------------------------------------------------------------------------------------------

Treasury stock
 Balance, beginning of year                                                     (542)      (490)       (52)
 Issuance of treasury stock for stock options exercised                            -          4         69
 Purchase of treasury stock, net                                                 (81)       (56)      (507)
 Issuance of treasury stock under employee profit sharing plan                    39          -          -
-------------------------------------------------------------------------------------------------------------
     Balance, end of year                                                       (584)      (542)      (490)
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash flows
(In thousands)
===============================================================================


Year Ended October 1, October 3 and September 27                   2000       1999       1998
                                                                 --------   --------   --------
Operating Activities
 Net income (loss)                                               $ (2,918)  $  5,627   $  1,519
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation                                                    18,540     13,355      9,880
   Amortization of goodwill and other intangibles                   3,872      3,891      3,585
   Amortization of deferred financing costs                           851        748        706
   Gain on curtailment of postretirement benefits                  (1,171)         -     (1,861)
   Cumulative effect of change in accounting principle, net             -          -      1,161
   Provision for doubtful accounts                                      2        (27)       (47)
   Restructuring and impairment charge                              5,900          -     11,532
   Gain on disposition of property, plant, and equipment             (429)      (103)       (23)
   Deferred income taxes                                                1      7,094      1,009
   Changes in assets and liabilities, net of effects
   of business acquisitions:
     Accounts receivable                                            8,783     (5,484)     6,279
     Inventories                                                    3,509     (5,098)     6,892
     Other assets                                                   2,674     (1,553)     2,569
     Accounts payable                                              (2,602)     8,041     (9,051)
     Accrued liabilities                                          (12,264)      (826)    (5,958)
     Income taxes, net                                                549     (1,213)    (2,631)
-----------------------------------------------------------------------------------------------
   Net cash provided by operations                                 25,297     24,452     25,561
-----------------------------------------------------------------------------------------------

Investing Activities
 Acquisitions, net of cash acquired                                     -    (27,892)       463
 Capital expenditures                                             (10,907)   (33,230)   (33,826)
 Proceeds from disposition of property, plant, and equipment        2,432     14,627        484
-----------------------------------------------------------------------------------------------
     Net cash used by investing activities                         (8,475)   (46,495)   (32,879)
-----------------------------------------------------------------------------------------------

Financing Activities
 Net borrowings (repayments) under bank
   revolving credit agreement                                     (20,300)    24,900      8,100
 Repayments on long-term debt                                           -       (672)    (1,181)
 Increase (decrease) in unpresented bank  drafts                    4,527     (2,853)    11,556
 Purchase of treasury stock, net                                     (471)      (818)   (11,117)
 Financing costs incurred                                            (313)      (177)      (160)
 Issuance of treasury stock for options exercised                       -         56      1,049
-----------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities            (16,557)    20,436      8,247
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                       265     (1,607)       929
Cash and equivalents, beginning of year                               696      2,303      1,374
-----------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                $    961   $    696   $  2,303
-----------------------------------------------------------------------------------------------

Continued...

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
================================================================================

Year Ended October 1, October 3 and September 27           2000       1999       1998
                                                         --------   --------   --------
Supplemental Disclosures of Cash Flow Information

Cash paid (refunded) during the period for:
----------------------------------------------------------------------------------------
 Interest                                               $ 16,206   $ 14,961   $ 13,981
----------------------------------------------------------------------------------------
 Income taxes                                               (885)      (591)     4,412
----------------------------------------------------------------------------------------

Details of business acquisitions:
----------------------------------------------------------------------------------------
     Fair value of assets acquired                             -     47,861          -
     Liabilities assumed                                       -    (19,969)         -
     Working capital adjustments                               -          -        463
----------------------------------------------------------------------------------------
       Net cash paid for acquisitions                          -     27,892        463
----------------------------------------------------------------------------------------

Noncash Investing and Financing Activities

----------------------------------------------------------------------------------------
Amounts owed for capital expenditures                   $    980   $    929   $  2,393
----------------------------------------------------------------------------------------
Notes receivable from sale of assets                           -      2,240          -
----------------------------------------------------------------------------------------
Treasury stock issued for employee savings plan              297          -          -
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries


Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Operations - BWAY Corporation ("BWAY") is a holding company whose significant subsidiaries, BWAY Manufacturing, Inc. ("BWAY Manufacturing") and Milton Can Company, Inc. ("MCC") (collectively the "Company") manufacture and distribute metal containers and provide material center services in the United States and Canada. Previously, BWAY's significant subsidiaries also included Brockway Standard, Inc. ("BSI") and BMAT, Inc. ("BMAT"). In the fourth fiscal quarter of 2000, the Company simplified its legal organizational structure and merged BSI and BMAT into Brockway Standard (New Jersey), Inc., which was renamed BWAY Manufacturing, Inc.

   Basis of Presentation - The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Fiscal Year - The Company's fiscal year is a 52- or 53- week fiscal period ending on the Sunday nearest to September 30.

   Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Inventories - Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation.

   Property, Plant, and Equipment - The Company's property, plant, and equipment is recorded at cost and depreciated over the assets' estimated useful lives on a straight-line basis. The Company periodically assesses the appropriateness of the remaining estimated useful lives of property, plant, and equipment. The Company capitalizes expenditures for major renewals and replacements and charges against income expenditures for maintenance and repairs. When the Company retires or otherwise disposes of property, plant, and equipment, the asset balances are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

   Useful lives are as follows:
  ------------------------------------------------------------------------------
                                 Useful Life
                                 -----------
   Buildings and improvements    10-30 years
   Machinery and equipment        5-15 years
   Furniture and fixtures         5-7  years
   Computer systems               1-7  years
  ------------------------------------------------------------------------------

   Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the related asset and is amortized over the asset's estimated useful life. In fiscal 2000, 1999, and 1998, $0.4 million, $0.6 million, and $1.5 million of interest cost was capitalized, respectively.

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

   Revenue Recognition - The Company recognizes revenue when product is shipped to its customers. Provisions for returns and allowances and customer rebates are provided for in the same period as the related revenues are recorded.

   Comprehensive Income - The Company follows the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the disclosure of total non-shareholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The only component of other comprehensive income applicable to the

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   Company would be translation gains and losses on foreign currency. There were no material translation gains and losses on foreign currency during the fiscal years 1998, 1999 and 2000.

   Accrued Rebates - The Company enters into contractual agreements with its customers for rebates on certain products. As sales occur, a provision for rebates is accrued on the balance sheet and is a charge against net sales.

   Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes ("SFAS 109"). One of the requirements of SFAS 109 is the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of - The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

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

   Stock Compensation - The Company accounts for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Compensation cost for employees' and directors' stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price amount an employee or director must pay to acquire the stock.

   Earnings Per Common Share - Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each year presented, including vested and unvested shares issued under the Company's management stock purchase plan. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

   Recent Accounting Pronouncements - In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative are either offset against changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's fair value is immediately recognized in earnings. The Company will adopt SFAS 133, as amended, on October 2, 2000. The adoption of these standards will not have a material impact on the Company's consolidated results of operation, financial position or cash flow.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Although SAB No. 101 does not change any existing standards on revenue recognition, it draws upon existing standards and explains how the SEC staff applies these rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B, must be adopted no later than the fourth quarter of our fiscal year 2001. The Company is in the process of assessing the impact of SAB No. 101 on its financial statements; however, the adoption of SAB No. 101 is not expected to have a material impact on the results of operations or financial position.

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

ACQUISITIONS

   U.S. Can Metal Services Operations - On November 9, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations ("U.S. Can Metal Services"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, coating and lithography which is part of the Company's core business, and tinplate metal services which is not a business of the Company. On November 17, 1998, the Company signed a binding letter of intent to sell the tinplate services business. Anticipating the sale of the tinplate metal services business, the Company closed the Brookfield, Ohio location in March 1999 and closed the Chicago Metal location in September 1999.

   The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed, and an allocation of the purchase price was finalized during fiscal 2000. The operating results for U.S. Can Metal Services have been included in the Company's consolidated financial statements since the date of acquisition except for the tinplate services business, which was sold as described below. As of October 1, 2000, the excess aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was $8.6 million and is being amortized over 40 years.

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

   Management is committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with BWAY facilities. In connection with the recording of the purchase, the Company established a reorganization liability of approximately $11.0 million. The reorganization liability included $1.8 million in severance, $5.5 million in facility closing costs, and $3.7 million in equipment demolition costs. The reorganization liability represents the direct incremental costs expected to be incurred, which have no future economic benefit to the Company.

   Details of the U.S. Can Metal Services purchase accounting liability are as follows:

--------------------------------------------------------------------------------
(In millions)

                              Equipment
                              Demolition               Facility
                                Costs      Severance   Closure    Total
                                -----      ---------   -------    -----
Balance September 27, 1998     $  --         $  --      $  --     $  --
Liability recorded               3.7           1.8        5.5      11.0
Expenditures                    (1.4)         (0.5)      (2.9)     (4.8)
-----------------------------------------------------------------------
Balance October 3, 1999          2.3           1.3        2.6       6.2
Expenditures                    (1.2)         (1.1)      (1.4)     (3.7)
-----------------------------------------------------------------------
Balance October 1, 2000        $ 1.1         $ 0.2      $ 1.2     $ 2.5
-----------------------------------------------------------------------

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   In connection with the plant closures, the plan called for the termination of 308 employees. The Company terminated 191 employees in fiscal 1999 and the remaining 117 employees in fiscal 2000. Additionally, the remaining operating facility was closed in the fourth quarter of fiscal 2000 according to the reorganization exit plan.

   The operating results for the U. S. Can Metal Services acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

   The following unaudited pro forma results assumes the acquisition of U.S. Can Metal Services, excluding tinplate services, occurred at the beginning of the fiscal year ended October 3, 1999, after giving affect to certain pro forma adjustments. The adjustments were made to reflect the goodwill amortization cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects.

   -----------------------------------------------------------------------------
   (In thousands, except per share amounts)
   Year Ended October 3 and September 27

                         1999       1998
                         ----       ----
   Net sales           $476,149   $401,089
   Net income             5,374      1,519
   Earnings per
    common share:
      Basic                0.58       0.16
      Diluted              0.57       0.15
--------------------------------------------------------------------------------

   The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the period presented, nor is it necessarily indicative of future operating results.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

INVENTORIES

     Inventories consist of the following:

--------------------------------------------------------------------------------
 (In thousands)

 October 1 and October 3

                                     2000        1999
                                     ----        ----

 Inventories at FIFO cost:
   Raw materials                   $  6,033    $  7,950
   Work-in-progress                  30,415      30,543
   Finished goods                     9,074      10,538
                                   --------    --------
                                     45,522      49,031
 LIFO reserve                           161         546
 Market reserve                        (161)       (546)
                                   --------    --------
    Inventories, net               $ 45,522    $ 49,031
                                   ========    ========

--------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

--------------------------------------------------------------------------------
 (In thousands)

 October 1 and October 3

                                             2000        1999
                                             ----        ----

 Land                                     $  1,695    $  1,649
 Building and improvements                  13,358      12,631
 Machinery and equipment                   144,183     131,283
 Furniture, fixtures and
    information technology                  27,684      26,114
 Construction-in-progress                    8,435      17,041
                                          --------    --------
                                           195,355     188,718
 Less accumulated depreciation             (61,485)    (44,002)
                                          --------    --------
   Property, plant, and
    equipment, net                        $133,870    $144,716
                                          ========    ========

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

INTANGIBLE ASSETS

     Intangible assets consist of the following:

--------------------------------------------------------------------------------
 (In thousands)

 October 1 and October 3
                                      2000       1999
                                      ----       ----

 Customer lists                     $ 7,753    $ 7,753
 Tradename                            4,704      4,704
 Noncompete agreements                4,509      4,509
                                    -------    -------
                                     16,966     16,966
 Less accumulated amortization       (7,750)    (6,192)
                                    -------    -------

 Intangible assets, net             $ 9,216    $10,774
                                    =======    =======

--------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Included in accounts payable and accrued salaries and wages at October 1, 2000 and October 3, 1999 are bank drafts issued and outstanding for which no rights of offset exist to cash and cash equivalents, as follows:

--------------------------------------------------------------------------------
 (In thousands)

 October 1 and October 3
                                      2000       1999
                                      ----       ----

 Bank drafts issued and
 outstanding included in:
  Accounts payable                 $ 24,793   $ 20,464
  Accrued salaries and wages          1,334      1,136
                                   --------   --------
    Bank drafts                    $ 26,127   $ 21,600
                                   ========   ========

--------------------------------------------------------------------------------

 LONG-TERM DEBT

     Long-term debt consists of the following:

--------------------------------------------------------------------------------
 (In thousands)

 October 1 and October 3
                                   2000       1999
                                   ----       ----

 Senior subordinated notes      $100,000   $100,000
 Credit agreement                 26,200     46,500
                                --------   --------
    Long-term debt              $126,200   $146,500
                                ========   ========

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   Senior Subordinated Notes

   The Company has $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness.

   The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15, 2005). Upon the occurrence of a Change in Control, as defined in the Notes, the Company will be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. Under the Notes' covenants, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $3.9 million at October 1, 2000.

   BWAY is a holding company with no independent operations, although it incurs expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY except for one subsidiary that is inconsequential. Separate financial statements of the subsidiary guarantors are not presented because management has determined them to be immaterial to investors.

   Credit Agreement

   On November 2, 1998, the Company and its lenders amended the Credit Agreement modifying certain restrictive covenants and providing greater flexibility with respect to investments in joint ventures. Additionally, the Company exercised its option to increase the available borrowing limit to $125 million from $100 million. The Credit Agreement currently allows the Company to borrow up to $125 million or $150 million if certain conditions are met. The interest rates under the Credit Agreement are based on rate margins for either prime rate as periodically announced by Bank of America ("Prime") or LIBOR plus an applicable rate spread, at the option of the Company. The applicable rate margin is determined on a quarterly basis by a review of the Company's leverage ratio. The Company's borrowing rate was 8.1% at October 1, 2000 and 7.2% at October 3, 1999. Loans under the Credit Agreement are unsecured and can be prepaid at the option of the Company without premium or penalty. The credit agreement expires June 17, 2002.

   The Credit Agreement is subject to certain restrictive covenants, including covenants which require the Company to maintain a certain minimum level of net worth and a maximum ratio for leverage indebtedness. On November 8, 2000, the Company and its lenders amended the Credit Agreement modifying certain restrictive covenants. The amendment provides for the payment of up-front fees of $250,000 and a 50 basis point increase in the interest rate margin. As part of the November 8, 2000 amendment, the lenders provided a waiver to the Company for a covenant violation related to the interest coverage ratio for the quarter ended October 1, 2000.

   BWAY is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than approximately $3.9 million at October 1, 2000 and to incur additional indebtedness. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

   Scheduled maturities of long-term debt as of October 1, 2000 are as follows:

   -----------------------------------------------------------------------------
   (In thousands)


    2002                $  26,200
    Thereafter            100,000
                        ---------
                        $ 126,200
                        =========

   -----------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


   The fair value of long-term debt at October 1, 2000 and October 3, 1999 was estimated at $121.4 million and $148.1 million, respectively.

STOCKHOLDERS' EQUITY

   Earnings Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before the cumulative effect of change in accounting:

--------------------------------------------------------------------------------
 (In thousands, except per share amounts)
 Year Ended October 1, October 3 and September 27

                                          2000      1999     1998
                                          ----      ----     ----
 Calculation of Basic Earnings
  (Loss) Per Share:
 ----------------------------------------------------------------
 Net income (loss) before
  cumulative effect of change
  in accounting                        $(2,918)   $5,627   $2,680
 Weighted average number of
  common shares outstanding              9,278     9,323    9,527
 ----------------------------------------------------------------
 Basic Earnings (Loss) Per Share       $ (0.31)   $ 0.60   $ 0.28
 ----------------------------------------------------------------

 Calculation of Diluted Earnings
  (Loss) Per Share:
 ----------------------------------------------------------------
 Net income (loss) before
  cumulative effect of change
  in accounting                        $(2,918)   $5,627   $2,680
 Weighted average number of
  common shares outstanding              9,278     9,323    9,527
 Effect of dilutive stock options           --       130      432
 ----------------------------------------------------------------
 Weighted average number of
  common shares outstanding
  assuming dilution                      9,278     9,453    9,959
 ----------------------------------------------------------------
 Diluted Earnings (Loss) Per Share     $ (0.31)   $ 0.60   $ 0.27
 ----------------------------------------------------------------

--------------------------------------------------------------------------------

   Approximately 20,000 common stock equivalents are excluded from the fiscal 2000 diluted loss per common share calculation because such are anti-dilutive.

   Stock Option Plans

   In February 1998, the Company adopted the Second Amended and Restated 1995 Long-Term Incentive Plan, which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,125,000 to 1,425,000. In February 1999, the Company adopted the Third Amended and Restated 1995 Long-Term Incentive Plan, which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,425,000 to 1,825,000. In February 2000, the Company adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the "Current Plan"), which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,825,000 to 2,425,000. The options generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Current Plan will terminate on May 31, 2005 unless sooner terminated by the Board. Termination of the Current Plan will not affect grants made prior to termination. The Current Plan authorizes grants of stock options to participants from time to time as determined by the Board's Management Resources, Nominating and Compensation Committee. Options granted under the Current Plan may be incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options, or a combination thereof.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Year Ended October 1, October 3 and September 27

                            2000   1999  1998
                            ----   ----  ----

 Expected dividends         0.0%   0.0%   0.0%
 Expected volatility       51.8%  52.3%  37.7%
 Risk-free interest         6.0%   6.6%   6.6%
 Expected lives (years)     6.9    6.0    6.0

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   A summary of the status of the Company's stock option plans as of October 1, 2000 and changes during fiscal 1998, 1999 and 2000 is presented below:

--------------------------------------------------------------------------------

                                                   Weighted
                                                   Average
                                                   Exercise
Fixed Options                            Shares     Price
-------------                            ------     -----

Outstanding at September 28, 1997       942,300     $11.72
 Granted                                332,900      20.48
 Forfeited                              (14,800)     19.26
 Exercised                              (69,400)     12.16
                                        --------

Outstanding at September 27, 1998     1,191,000      14.05
 Granted                                448,274      14.77
 Forfeited                              (36,752)     20.68
 Exercised                               (4,500)     12.67
                                     ----------

Outstanding at October 3, 1999        1,598,022      14.07
 Granted                                334,041       6.16
 Forfeited                             (161,288)     15.86
                                     ----------

Outstanding at October 1, 2000        1,770,775      12.42
                                     ==========

Exercisable at:
 September 27, 1998                     592,500      11.37
                                     ==========

 October 3, 1999                        883,155      12.70
                                     ==========

 October 1, 2000                      1,068,490      13.34
                                     ==========


Weighted-average grant date fair
 value of options granted during
 the year ended:

   September 27, 1998                $    13.08
                                     ==========

   October 3, 1999                   $     8.51
                                     ==========

   October 1, 2000                   $     4.04
                                     ==========

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   The following table summarizes information about stock options outstanding:

--------------------------------------------------------------------------------
October 1, 2000

                                   Weighted
                                    Average     Weighted
                      Number       Remaining     Average      Number
    Range of        of Options    Contractual   Exercise    of Options
Exercise Prices     Outstanding      Life         Price     Exercisable
---------------     -----------      ----         -----     -----------
$ 5.01 -  6.00        232,273         9.2       $ 5.99              --
  6.01 -  7.00         75,000         9.5         6.73              --
  9.01 - 10.00        260,011         4.2         9.67         259,567
 10.01 - 12.00         74,700         5.2        11.03          52,200
 12.01 - 13.00        645,234         6.0        12.59         450,234
 13.01 - 15.00         58,588         6.5        14.23          55,516
 16.01 - 17.00        196,413         7.7        16.50          71,983
 17.01 - 19.00         40,500         6.4        18.17          40,500
 19.01 - 20.00        157,947         5.8        19.38         115,016
 20.01 - 26.50         30,109         5.0        25.47          23,474
                    ---------         ---       ------       ---------
                    1,770,755         6.5       $12.42       1,068,490
                    =========         ===       ======       =========
--------------------------------------------------------------------------------

   The fair value of options granted during the years ended October 1, 2000, October 3, 1999, and September 27, 1998, was $1.3 million, $3.8 million, and $4.4 million, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for each of the three years in the period ended October 1, 2000 would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
(In thousands, except per share amounts)
Year Ended October 1, October 3 and September 27

                                         2000      1999     1998
                                         ----      ----     ----

Net income (loss):
 As reported                           $(2,918)   $5,627   $1,519
 Pro forma                              (5,811)    3,006     (289)

Basic earnings (loss) per share:
 As reported                           $ (0.31)   $ 0.60   $ 0.16
 Pro forma                               (0.63)     0.32    (0.03)

Diluted earnings (loss) per share:
 As reported                           $ (0.31)   $ 0.60   $ 0.15
 Pro forma                               (0.63)     0.32    (0.03)
--------------------------------------------------------------------------------


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

BWAY Corporation and Subsidiaries

------------------------------------------------------------------------------


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

   Components of net deferred tax liability are as follows:

-------------------------------------------------------------------------------
(In thousands)

October 1 and October 3

                                         2000             1999
                                         ----             ----
Deferred tax liabilities:
  Property, plant, and equipment       $25,875          $24,561
  Inventory                              1,405            1,249
  Intangible assets                      1,843            1,372
  Other                                    634              626
---------------------------------------------------------------
                                        29,757           27,808
---------------------------------------------------------------

Deferred tax assets:
  Restructuring reserves                 2,158            4,369
  Employee benefits                      5,917            6,005
  Customer claims/rebates                1,647            1,854
  Net operating loss carryforward        5,033               --
  Accounts receivable                      256              221
  Other                                  1,690            2,304
---------------------------------------------------------------
                                        16,701           14,753
---------------------------------------------------------------
    Net deferred tax liability         $13,056          $13,055
---------------------------------------------------------------

Net current deferred tax asset         $(8,988)         $(4,612)
Net noncurrent deferred tax liability   22,044           17,667
---------------------------------------------------------------
                                       $13,056          $13,055
---------------------------------------------------------------

-------------------------------------------------------------------------------
   The provision for income taxes is reconciled with the federal statutory rate as follows:

--------------------------------------------------------------------------------
(In thousands)

October 1, October 3 and September 27

                                     2000               1999             1998
-------------------------------------------------------------------------------
                             Amount       %      Amount     %     Amount    %
-------------------------------------------------------------------------------
Income tax at federal
  statutory rate            $(1,190)   (35.0)%  $ 3,821   35.0%  $ 1,914  35.0%
State income taxes, net of
  federal tax benefit          (119)   ( 3.5)%      382    3.5%      275   5.0%
Nondeductible intangible
  amortization                  671     19.7%       734    6.7%      600  11.0%
Other                           304      6.4%       353    3.2%       --    --
-------------------------------------------------------------------------------
                            $  (334)   (12.4)%  $ 5,290   48.4%  $ 2,789  51.0%
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

   The components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------
(In thousands)

October 1, October 3 and September 27

              2000      1999      1998
              ----      ----      ----
Current:
 Federal     $(303)   $(1,640)   $1,473
 State         (32)      (164)      307
Deferred         1      7,094     1,009
---------------------------------------
             $(334)   $ 5,290    $2,789
---------------------------------------
--------------------------------------------------------------------------------

   As of October 1, 2000, the Company has recognized deferred tax benefits of $5.0 million related to net operating loss carryforwards which expire in 2015 and $1.2 million related to alternative minimum tax carryforwards that have no expiration date.

LEASE COMMITMENTS

   The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $6.2 million (2000), $4.5 million (1999), and $3.4 million
   (1998).

   On August 20, 1999, the Company sold and leased back its Cincinnati manufacturing facility. The sales price was $10.4 million. After deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million that is amortized over the life of the lease. The amortization of the deferred gain recorded in earnings was $0.1 million and $13 thousand for fiscal 2000 and 1999, respectively. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two five-year renewal terms that run consecutively after the basic term. The lease is accounted for as an operating lease for financial reporting purposes.

   At October 1, 2000, future minimum rental payments under non-cancelable operating leases are as follows:

   -----------------------------------------------------------------------------
   (In thousands)

                                   Operating
   Fiscal Year                   Lease Payment
   -----------                   -------------

   2001                             $ 5,995
   2002                               5,319
   2003                               4,132
   2004                               3,720
   2005                               2,517
   Thereafter                        18,279
                                    -------

     Total minimum lease payments   $39,962
                                    =======
   -----------------------------------------------------------------------------

PROFIT SHARING AND PENSION PLANS


   The Company has qualified profit sharing and savings plans for specified employees. These plans are defined contribution plans that provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $1.5 million (2000), $1.3 million (1999) and $0.9 million (1998).

   The Company has a noncontributory defined benefit pension plan covering a majority of its salaried employees at its Elizabeth, New Jersey facility. The Company froze this plan effective December 31, 1996. On January 1, 1998, the Company amended the plan to cover substantially all nonunion employees. The plan provides for a contribution of 4% of each participant's wages. Participant account balances earn interest at 6% per annum.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


   Effective July 31, 1998, the Company amended the plan to terminate the plan on that date. All participants became fully vested in their accounts on July 31, 1998. On July 29, 1999 the Company received approval to distribute the assets in the plan to the participants. All plan assets were distributed in fiscal 2000.

   The periodic net expense (income) is comprised of the following:

--------------------------------------------------------------------------------

October 1, October 3 and September 27

                                     2000        1999          1998
                                     ----        ----          ----
Service cost--benefits
 earned during the period         $     --    $      --    $2,294,000
Interest cost on projected
 benefit obligation                 72,500      307,500       284,100
Actual return on assets            (97,800)    (158,400)     (261,400)
Net amortization and deferral         (600)    (301,200)     (135,000)
---------------------------------------------------------------------
 Net pension expense(income)      $(25,900)   $(152,100)   $2,181,700
---------------------------------------------------------------------
--------------------------------------------------------------------------------

   The following table shows the plan's funded status and amounts recognized in the balance:

   -----------------------------------------------------------------------------

   Year Ended October 3

                                            1999
                                            ----

   Accumulated benefit obligation       $ 3,754,200
   ------------------------------------------------

   Fair value of plan assets            $ 4,357,700
   Projected benefit obligation          (3,754,200)
   ------------------------------------------------
    Funded status                           603,500

   Unrecognized net gain                   (470,300)
   Unrecognized prior service cost               --
   ------------------------------------------------
    Prepaid pension expense             $   133,200
   ------------------------------------------------

   Actuarial assumptions:
   ------------------------------------------------
    Discount rate                             7.75%
   ------------------------------------------------
    Rate of increase in compensation levels   0.00%
   ------------------------------------------------
    Expected return on assets                 9.00%
   ------------------------------------------------

--------------------------------------------------------------------------------

   Most of the Company's union employees at its Elizabeth, New Jersey facility are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans were $0.3 million in fiscal 2000, $0.3 million in fiscal 1999 and $0.4 million in fiscal 1998.

   In fiscal 1998, the Company reached new collective bargaining agreements with unions representing approximately 34% of the hourly employees at the Cincinnati, Ohio facility. The provisions of the new agreements substantially eliminate unvested postretirement medical benefits provided by the Company resulting in the recording of curtailment gains of approximately $1.2 million in fiscal 2000 and $1.9 million in fiscal 1998.

   As of October 1, 2000, in accordance with the terms of the remaining two applicable collective bargaining agreements, the Company continues to offer postretirement medical coverage to certain union employees who retire from employment with MCC.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

The following table reflects the change in benefit obligation and plan assets and the accrued benefit cost:

--------------------------------------------------------------------------------

Year Ended October 1 and October 3

                                        2000          1999
                                        ----          ----
Change in benefit obligation
--------------------------------------------------------------
  Benefit obligation at
   beginning of year                $ 5,165,106    $ 5,899,329
  Service cost                            8,582         29,319
  Interest cost                         379,587        392,493
  Actuarial gain                        (29,657)      (948,165)
  Curtailment gain                   (1,171,458)            --
  Benefits paid                        (255,744)      (207,870)
--------------------------------------------------------------
   Benefit obligation at
     end of year                    $ 4,096,416    $ 5,165,106
--------------------------------------------------------------

Change in plan assets
--------------------------------------------------------------
  Employer contribution                 255,744        207,870
  Benefits paid                        (255,744)      (207,870)
--------------------------------------------------------------
   Fair value of plan assets at
     end of year                    $        --    $        --
--------------------------------------------------------------

Funded status                        (4,096,416)    (5,165,106)
Unrecognized net actuarial gain        (873,166)      (853,091)
--------------------------------------------------------------
  Accrued benefit cost              $(4,969,582)   $(6,018,197)
--------------------------------------------------------------

Weighted-average assumptions
  as of year-end                           8.00%          7.50%
--------------------------------------------------------------

--------------------------------------------------------------------------------

   For measurement purposes, a 9.5% and 10.0% annual rate of increase in the post 65 per capita cost of covered health care benefits and a 8.0% and 8.5% annual rate of increase in the pre 65 per capita cost of covered health care benefits were assumed for 2000 and 1999, respectively. The rates were assumed to decrease by 0.5% per year to 4.5% and remain at that level thereafter.

--------------------------------------------------------------------------------

October 1, October 3 and September 27

                                        2000        1999          1998
                                        -----       ----          ----
Components of net periodic
benefit cost:
------------------------------------------------------------------------
Service cost on benefits earned    $     8,582    $ 29,319   $    29,319
Interest cost on accumulated
 postretirement benefit
 obligation                            379,587     392,493       412,028
Amortization of actuarial gain          (9,582)         --            --
------------------------------------------------------------------------
Net periodic benefit cost              378,587     421,812       441,347
Curtailment gain                    (1,171,458)         --    (1,860,771)
------------------------------------------------------------------------
 Net effect charged to
 results from continuing
 operations                        $  (792,871)   $421,812   $(1,419,424)
------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

BWAY Corporation and Subsidiaries

==============================================================================

   ---------------------------------------------------------------------------

   Year Ended October 1
                                                                2000
                                                                ----

   One-Percentage Point Increase:
   ------------------------------------------------------------------
   Effect on total service and interest cost components     $  38,499
   Effect on postretirement benefit obligation                481,232

   One-Percentage Point Decrease:
   ------------------------------------------------------------------
   Effect on total service and interest cost components     $ (32,285)
   Effect on postretirement benefit obligation               (403,569)

   -----------------------------------------------------------------------------

RELATED PARTY TRANSACTIONS

   The Company leases its Elizabeth, New Jersey operating facility and a warehouse under operating leases from a partnership in which a member of the Company's management is a partner. The leases run concurrently initially expiring on September 30, 2004 with an option to extend for a five-year term to September 30, 2009. The annual lease expense is $0.9 million for the initial term and $0.9 million adjusted for inflation at October 1, 2004 for the five-year extended term.

RESTRUCTURING AND IMPAIRMENT CHARGE

   Fiscal 2000 Restructuring and Impairment

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

   In addition to the $5.9 million restructuring and impairment charge in fiscal 2000, the Company recorded $2.5 million in additional depreciation related to the shortened useful lives of certain computer systems.

   Fiscal 1998 Restructuring

   On June 3, 1998, the Board of Directors approved a restructuring plan to improve operating efficiencies. The plan involves the rationalization of three existing facilities, the shift of related production to other facilities, and the elimination of an internal transportation department. The facilities closed in fiscal 1999 were Solon (Ohio) and Northeast Tin Plate (New Jersey). The Farmer's Branch (Texas) facility was closed in fiscal 2000.

   The 1998 restructuring and impairment charge totaled $11.5 million and consisted of the following: $7.8 million related to the closure of the plants and transportation department and $3.7 million related to other asset impairments. The $7.8 million related to the plant and transportation department closure included $2.1 million for severance costs, $2.2 million for other facility closure costs and $3.5 million for asset impairments related to the plant shutdowns. All 210 employees under the plan were terminated in fiscal 1999.

   During fiscal 2000, the Company charged $0.1 million in severance and $0.3 million in facility closing costs to the 1998 restructuring liability, which eliminated the remaining balance in the 1998 restructuring.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

     Details of the restructuring liabilities included in other current liabilities are as follows:

--------------------------------------------------------------------------------
(In millions)


                                            Facility
                                Severance   Closure
                                  Costs      Costs   Other   Total
                                  -----      -----   -----   -----
Balance September 28, 1997        $  --      $  --   $  --   $  --
New charges                         2.1        2.2     3.5     7.8
Expenditures                       (1.5)      (1.0)     --    (2.5)
------------------------------------------------------------------
Balance September 27, 1998          0.6        1.2     3.5     5.3
------------------------------------------------------------------
Expenditures                       (0.5)      (0.9)   (3.5)   (4.9)
------------------------------------------------------------------
Balance October 3, 1999             0.1        0.3      --     0.4
------------------------------------------------------------------
New charges                         1.1        1.1     0.7     2.9
Expenditures                       (1.1)      (1.0)   (0.3)   (2.4)
------------------------------------------------------------------
Balance October 1, 2000           $ 0.1      $ 0.4   $ 0.4   $ 0.9
------------------------------------------------------------------

--------------------------------------------------------------------------------


ASSETS HELD FOR SALE


     In connection with the facility closures in 1998, 1999 and 2000, $5.3 million and $4.8 million of real property was held for sale at October 1, 2000 and October 3, 1999, respectively. This property includes $1.1 million
     (2000) and $0.6 million (1999) of land, $3.9 million (2000) and $2.8 million (1999) of buildings, and $0.3 million (2000) and $1.4 million
     (1999) in equipment for sale at October 1, 2000 and October 3, 1999.

     During fiscal 2000, the Company revised its valuation of the land and buildings related to the U.S. Can Metal Services acquisition through finalization of purchase accounting, which resulted in an adjustment to goodwill. The adjustment increased land held for sale by $1.3 million and buildings held for sale by $0.3 million.

     During the fourth quarter of fiscal 2000, the Company sold the Alsip, Illinois facility for $2.3 million resulting in a net gain of $0.4 million. During the second quarter of fiscal 1999, the company sold the Solon, Ohio facility for $4.5 million resulting in a net gain of $0.2 million.

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

     Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination, that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. In August 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. In January 2000, the Company and Owens-Illinois submitted to DNR a report containing the results of the investigation of the facility. The Company is awaiting a DNR review of the report.

     In addition, at Homerville, the Company entered into a consent order with DNR in April 1999 related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. As

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

     of October 1, 2000, the project related to the consent order was substantially complete with expenditures to date of approximately $200,000.

     The Company (and, in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to certain waste disposal sites utilized by former or current facilities of the Company or its various predecessors. To the Company's knowledge, all such matters which have not been resolved are, subject to certain limitations, indemnified by the sellers of the relevant Company affiliates, and all such unresolved matters have been accepted for indemnification by such sellers. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

     Management believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company in light of both the potential indemnification obligations of others to the Company and the Company's understanding of the underlying potential liability.

     Letters of Credit

     At October 1, 2000, a bank had issued standby letters of credit on behalf of BWAY in the aggregate amount of $1.2 million in favor of BWAY's workers' compensation insurer.

CUSTOMERS

     The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 33% (2000), 42% (1999), and 36%
     (1998) of the Company's sales including sales to its largest customer of 7.4% (2000), 8.5% (1999), and 9.5% (1998).

     Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company.

     The Company sells its products and services primarily in North America. In fiscal 2000, 1999, and 1998, the Company's sales to customers located outside the United States were less than five percent of total net sales. The following is a summary of revenue for the Company's products and services:

--------------------------------------------------------------------------------
(In thousands)

Year Ended October 1, October 3 and September 27

                                 2000       1999       1998
                                 ----       ----       ----

General line containers      $334,994   $326,970   $320,871
Food cans                      38,815     51,380     52,142
Material center services       74,156     74,736      8,022
Ammunition boxes               12,603     14,013     20,054
-----------------------------------------------------------
                             $460,568   $467,099   $401,089
-----------------------------------------------------------

--------------------------------------------------------------------------------

BWAY Corporation and Subsidiaries

------------------------------------------------------------------------------

QUARTERLY INFORMATION (UNAUDITED)


     (In thousands, except per share data)

                                                                     First        Second      Third       Fourth
                                                                    Quarter       Quarter    Quarter     Quarter
                                                                    -------       -------    -------     -------
     Fiscal Year 2000:
     ============================================================================================================
      Net sales                                                    $ 106,739   $ 119,729   $ 121,265    $ 112,835
     ------------------------------------------------------------------------------------------------------------

      Gross profit (exclusive of depreciation
         and amortization)                                         $  11,337   $  17,368   $  18,675    $   9,561
     ------------------------------------------------------------------------------------------------------------

      Net income (loss)                                            $    (966)  $  (1,323)  $   1,826    $  (2,455)
     ------------------------------------------------------------------------------------------------------------

      Basic earnings (loss) per common share                       $   (0.10)  $   (0.14)  $    0.20    $   (0.26)
     ------------------------------------------------------------------------------------------------------------

      Diluted earnings (loss) per common share                     $   (0.10)  $   (0.14)  $    0.20    $   (0.26)
     ------------------------------------------------------------------------------------------------------------

     FISCAL YEAR 1999:
     ============================================================================================================
      Net sales                                                    $ 104,986   $ 121,536   $ 123,109    $ 117,468
     ------------------------------------------------------------------------------------------------------------

      Gross profit (exclusive of depreciation
         and amortization)                                         $  15,685   $  19,032   $  16,252    $  11,638
     ------------------------------------------------------------------------------------------------------------

      Net income (loss)                                            $   1,407   $   3,284   $   1,876    $    (940)
     ------------------------------------------------------------------------------------------------------------

      Basic earnings (loss) per common share                       $    0.15   $    0.35   $    0.20    $   (0.10)
     ------------------------------------------------------------------------------------------------------------

      Diluted earnings (loss) per common share                     $    0.15   $    0.35   $    0.20    $   (0.10)
     ------------------------------------------------------------------------------------------------------------

     FISCAL YEAR 1998:
     ============================================================================================================
      Net sales                                                    $  92,114   $ 101,165   $ 107,010    $ 100,800
     ------------------------------------------------------------------------------------------------------------

      Gross profit (exclusive of depreciation
         and amortization)                                         $  15,482   $  17,346   $  19,314    $  12,359
     ------------------------------------------------------------------------------------------------------------

      Net income (loss) before cumulative effect
         of change in accounting                                   $   2,196   $   3,946   $  (4,026)   $     564
     ------------------------------------------------------------------------------------------------------------

      Net income (loss)                                            $   1,035   $   3,946   $  (4,026)   $     564
     ------------------------------------------------------------------------------------------------------------

      Basic earnings (loss) per common share before
         cumulative effect of change in accounting                 $    0.23   $    0.42   $   (0.42)   $    0.05
     ------------------------------------------------------------------------------------------------------------

      Diluted earnings (loss) per common share before
         cumulative effect of change in accounting                 $    0.22   $    0.40   $   (0.42)   $    0.05
     ------------------------------------------------------------------------------------------------------------

      Basic earnings (loss) per common share                       $    0.11   $    0.42   $   (0.42)   $    0.05
     ------------------------------------------------------------------------------------------------------------

      Diluted earnings (loss) per common share                     $    0.10   $    0.40   $   (0.42)   $    0.05
     ------------------------------------------------------------------------------------------------------------

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule I    -    Condensed Financial Statements of BWAY Corporation....... S-2

Schedule II   -    Condensed Valuation and Qualifying Accounts BWAY
                       Corporation And Subsidiaries......................... S-6

                SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                               BWAY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                            October 1,         October 3,
                                               2000               1999
                                           -----------         ----------
 ASSETS:
     Investments in subsidiaries              $218,654           $199,813
     Property, plant and equipment, net         15,278             20,430
     Other assets                               16,097             13,239
                                           -----------         ----------
                                              $250,029           $233,482
                                           ===========         ==========

LIABILITIES:
     Intercompany payable                     $ 12,150           $  9,517
     Other liabilities                          58,918             41,912
     Long term debt                            100,000            100,000
                                           -----------         ----------
                                               171,068            151,429
                                           -----------         ----------

STOCKHOLDERS' EQUITY:
     Common stock                                   99                 99
     Additional paid-in capital                 36,760             37,202
     Retained earnings                          52,901             55,819
                                           -----------         ----------
                                                89,760             93,120
     Less treasury stock at cost               (10,799)           (11,067)
                                           -----------         ----------
     Total stockholders' equity                 78,961             82,053
                                           -----------         ----------
                                              $250,029           $233,482
                                           ===========         ==========

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                                   October 1,     October 3,    September 27,
                                                      2000           1999           1998
                                                   ----------     ----------    -------------
Management fees charged to subsidiaries             $      0       $      0       $  3,427

Interest expense, net                                (10,603)       (11,160)       (10,250)

Other income (expense), net                          (13,648)        (6,890)       (17,745)
                                                   ---------      ---------      ---------

Loss before income taxes and equity in
   undistributed earnings of subsidiaries            (24,251)       (18,050)       (24,568)

Income tax benefit                                    (2,492)        (8,747)       (12,530)
                                                   ---------      ---------      ---------

Loss before equity in undistributed earnings
   of subsidiaries                                   (21,759)        (9,303)       (12,038)

Equity in undistributed earnings of subsidiaries      18,841         14,930         14,718

Cumulative effect of change in accounting for
   systems development costs, net of related tax
   benefit of $823                                         0              0         (1,161)
                                                   ---------      ---------      ---------

Net income (loss)                                   $ (2,918)      $  5,627       $  1,519
                                                   =========      =========      =========

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                              Year Ended
                                                              ------------------------------------------
                                                              October 1,     October 3,    September 27,
                                                                2000           1999            1998
                                                              ---------      ---------     -------------
OPERATING ACTIVITIES:
Net income (loss)                                              $ (2,918)      $  5,627       $  1,519
Adjustments to reconcile net income to net cash provided by
    operating activities:
          Equity in undistributed earnings of subsidiaries      (18,841)       (14,930)       (14,718)

           Changes in assets and liabilities:
              Other assets                                        8,310         (4,542)        (1,037)
              Other liabilities                                  12,853         16,095         17,969
              Income tax receivable                                 550         (1,211)
              Intercompany payable                                2,706         44,816          9,634
                                                              ---------      ---------      ---------
                 Net cash provided by operating activities        2,660         45,855         13,367
                                                              ---------      ---------      ---------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                    0        (27,746)        (3,570)
Capital expenditures                                             (1,752)       (16,859)
                                                              ---------      ---------      ---------
                   Net cash used in investing activities         (1,752)       (44,605)        (3,570)
                                                              ---------      ---------      ---------

FINANCING ACTIVITIES:
Purchase of treasury stock                                         (471)          (818)        (9,563)
Other                                                                 0             56           (234)
                                                              ---------      ---------      ---------
              Net cash used in financing activities                (471)          (762)        (9,797)
                                                              ---------      ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                               437            488              0

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        488              0              0
                                                              ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    925       $    488       $      0
                                                              =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                              Year Ended
                                                            ---------------------------------------
                                                            October 1,   October 3,   September 27,
                                                               2000         1999          1998
                                                            ---------    ---------    -------------
Cash paid (received) during the year for:
     Income taxes                                             $(3,042)     $(9,724)      $ 4,765
                                                            =========    =========     =========

     Interest                                                 $10,197      $11,033       $10,250
                                                            =========    =========     =========


NONCASH INVESTING AND FINANCING ACTIVITIES:
      Treasury stock issued for employee savings plan         $   297      $     0       $     0
                                                            =========    =========     =========

           SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                       BWAY CORPORATION AND SUBSIDIARIES
                                 (In Thousands)

                                                                    Additions
                                               Balance at          Charged to                                Balance at
                                               Beginning            Costs and                                   End
Description                                    of Period            Expenses            Deductions           of Period
---------------------------------------     --------------     ----------------      ---------------       --------------
Allowance for Doubtful Accounts:

Year ended September 27, 1998                   $  580              $    33              $   80 (1)          $  533
Year ended October 3, 1999                         533                   (3)                 24 (1)             506
Year ended October 1, 2000                         506                  539                 537 (1)             508

                                                                    Additions
                                               Balance at          Charged to                                Balance at
                                               Beginning            Costs and                                   End
Description                                    of Period            Expenses            Deductions           of Period
---------------------------------------     --------------     ----------------      ---------------       --------------
Restructuring Reserve:

Year ended September 27, 1998                   $    0              $ 7,809              $2,419              $5,390
Year ended October 3, 1999                       5,390                    0               4,920                 470
Year ended October 1, 2000                         470                2,900               2,435                 935

                                                                    Additions
                                               Balance at          Charged to                                Balance at
                                               Beginning            Costs and                                   End
Description                                    of Period            Expenses            Deductions           of Period
---------------------------------------     --------------     ----------------      ---------------       --------------
Purchase Accounting Liability:

Year ended September 27, 1998                   $3,088              $     0              $1,184              $1,904

Year ended October 3, 1999                       1,904               11,037               6,684               6,257

Year ended October 1, 2000                       6,257                    0               3,756               2,501
____________
(1)      Deductions from the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable.

                               INDEX TO EXHIBITS
               ------------------------------------------------

Exhibit  Description of Document
  No.
    3.1  Amended and Restated Certificate of
         Incorporation of the Company.                            (3)

    3.2  Amended and Restated By-laws of the Company              (1)

    3.3  Rights Agreement dated as of June 9, 1995
         between the Company and Harris Trust and
         Savings Bank, as Rights Agent                            (1)

    3.4  Amendments to Rights Agreement dated as of
         February 12, 1996 between the Company and
         Harris Trust and Savings Bank, as Rights Agent           (3)

    3.5  Amendment No. 2 to Rights Agreement dated as             (9)
         of August 19, 1997 between the Company and Harris Trust and Savings Bank, as Rights Agent

    3.6  Amendment No. 3 to Rights Agreement, dated as
         of November 26, 1997, between the Company and
         Harris Trust and Savings Bank.                           (9)

    4.1  Form of certificate representing shares of
         Common Stock of the Company                              (2)

    4.2  Credit Agreement dated June 17, 1996 by and
         among BWAY Corporation, Brockway Standard,
         Inc., Milton Can Company, Inc., the
         additional borrowers, BT Alex.Brown
         Incorporated (formerly known as Bankers Trust
         Company) and NationsBank, N.A.                           (4)

    4.3  Third Amendment To Credit Agreement dated
         November 2, 1998 among BWAY Corporation, its
         subsidiaries, Bankers Trust Company and
         NationsBank, N.A.                                       (14)

    4.4  Master Assignment and Consent Agreement and
         First Amendment to Credit Agreement dated as
         of August 15, 1996, and Second Amendment to
         Credit Agreement dated as of October 15, 1997
         between BWAY Corporation, Brockway Standard,
         Inc., Milton Can Company, Inc., the
         additional borrowers, BT Alex.Brown
         Incorporated (formerly known as Bankers Trust
         Company), and NationsBank, N.A.                         (11)

    4.5  Indenture dated as of April 11, 1997 among
         the Company, the subsidiary guarantors named
         therein and Harris Savings and Trust Company,
         as trustee                                               (6)

    4.6  Forms of Series A and Series B 101/4% Senior
         Subordinated Notes (contained in Exhibit 4.3
         as Exhibit A and B thereto, respectively)                (6)

    4.7  Form of Guarantee (contained in Exhibit 4.3
         as Exhibit F thereto)                                    (6)

    4.8  Fourth Amendment To Credit Agreement dated
         December 16, 1999 among BWAY Corporation, its
         subsidiaries, BT Alex.Brown Incorporated
         (formerly known as Bankers Trust Company) and
         Bank of America (formerly known as                      (14)
         NationsBank, N.A.)

    4.9  Fifth Amendment To Credit Agreement dated
         November 8, 2000 among BWAY Corporation, its subsidiaries, Bankers Trust Company and Bank of America N.A. (formerly known as NationsBank, N.A.)

         The Registrant will furnish to the
         Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed
         10 percent of the total assets of the
         Registrant and its subsidiaries on a
         consolidated basis.

   10.1  Asset Purchase Agreement dated December 19,
         1988 between BS Holdings Corporation, BW
         Plastics, Inc., BW-Morrow Plastics, Inc. and
         Owens-Illinois Group, Inc.                               (1)

   10.2  Registration Agreement dated as of January
         30, 1989 between BS Holdings Corporation and
         certain stockholders                                     (1)

   10.3  Acquisition Agreement dated as of March 4,
         1993 between Ellisco Inc. and BSI                        (1)

   10.4  Stock Purchase Agreement dated April 27, 1993
         among Armstrong Industries, Inc., its
         stockholders, Armstrong Containers, Inc. and             (1)
         BSI

   10.5  Asset Purchase Agreement dated May 26, 1993
         among DK Containers, Inc., Dennis Dyck,
         Robert Vrhel, Mohan Patel and BSI                        (1)

   10.6  Employment Agreement between the Company and
         Warren J. Hayford, dated as of June 1, 1995 *            (1)

   10.7  Employment Agreement between the Company and
         John T. Stirrup, dated as of June 1, 1995 *              (1)

   10.8  Contract and Lease dated September 3, 1968,
         between the City of Picayune, Mississippi and
         Standard Container Company                               (1)

   10.9  Lease dated February 24, 1995 between Tab
         Warehouse Fontana II and BSI                             (1)

  10.10  Garland, Texas Industrial Net Lease dated
         January 14, 1985 between MRM Associates and
         Armstrong Containers, Inc.                               (1)

  10.11  Gross Lease Agreement dated August 10, 1990
         between Colonel Estates Joint Venture and BSI            (1)

  10.12  Lease dated February 11, 1991 between Curto
         Reynolds Oelerich Inc. and Armstrong
         Containers, Inc.                                         (1)

  10.13  Lease Agreement dated November 16, 1996
         between Shelby Distribution Park and Brockway
         Standard, Inc., as amended December 26, 1996.           (11)

  10.14  Lease dated August 9, 1991 between DK
         Containers, Inc. and Smith Barney Birtcher
         Institutional Fund-I Limited Partnership and             (1)
         the First Amendment thereto

  10.15  Lease dated September 2, 1994 between
         Division Street Partners, L.P. and BSNJ                  (8)

  10.16  Employee Stock Purchase Agreement dated March
         4, 1994 among BS Holdings Corporation, Perry
         Schwartz, Mid-America Group, Ltd., Warren J.
         Hayford and Daniel P. Casey *                            (1)

  10.17  Agreement, dated May 15, 1995, between BSI
         and Owens-Illinois, Inc. Pursuant to (S)  9.9
         (d) of the December 19, 1988 Stock Purchase              (1)
         Agreement

  10.18  Settlement Agreement, dated June 30, 1997
         between BWAY Corporation and Owens-Illinois             (11)
         Group, Inc.

  10.19  Brockway Standard Holdings Corporation
         Formula Plan for Non-Employee Directors *                (1)

  10.20  Cooperation Agreement between Ball
         Corporation and BWAY Corporation, dated                  (3)
         January 4, 1996.

  10.21  Merger Agreement with Milton Can Company,
         Inc., dated March 12, 1996.                              (3)

  10.22  Amendment #1 to the Merger Agreement with
         Milton Can Company, Inc., dated April 30, 1996           (3)

  10.23  Asset Purchase Agreement dated April 29,
         1996, between Brockway Standard, Inc., BWAY
         Corporation, Van Dorn Company and Crown Cork
         & Seal Company, Inc.                                     (3)

  10.24  Employment Agreement between the Company and
         James W. Milton, dated as of May 28, 1996 *              (4)

  10.25  Amended and Restated Registration Rights
         Agreement dated as of May 28, 1996, between
         BWAY Corporation and certain shareholders.               (4)

  10.26  Asset Purchase Agreement dated October 6,
         1996, between Brockway Standard (New Jersey),
         Inc. (formerly known as Milton Can Company,
         Inc.), BWAY Corporation, Ball Metal Food
         Container Corp., and Ball Corporation                    (5)

  10.27  Amendment No. 1 to the Asset Purchase
         Agreement dated October 28, 1996 between
         Milton Can Company, Inc., BWAY Corporation,
         Ball Metal Food Container Corp., and Ball                (5)
         Corporation

  10.28  Purchase Agreement dated as of April 8, 1997
         among the Company, the subsidiary guarantors
         named therein, BT Alex. Brown Incorporated
         (formerly known as Bankers Trust Company),
         Bear, Stearns & Co. Inc. and NationsBanc                 (6)
         Capital Markets, Inc.

  10.29  Brockway Standard (Ohio), Inc. Bargaining
         Unit Savings Plan *                                      (7)

  10.30  Employment Agreement between the Company and
         John T. Stirrup B Amendment No. 1 *                     (10)

  10.31  Asset Purchase Agreement between BMAT, Inc.
         and the United States Can Company dated
         November 9, 1998.                                       (12)

  10.32  Employment Agreement between the Company and
         John T. Stirrup - Amendment No. 2*                      (13)

  10.33  Employment Agreement and Options Agreement
         between the Company and Warren J. Hayford -
         Omnibus Amendment*                                      (14)

  10.34  Employment Agreement between the Company and
         Jean-Pierre M. Ergas, dated as of January 1,            (14)
         2000*

  10.35  Lease Agreement dated August 20, 1999 between
         CRICBW Anderson Trust and Milton Can Company            (14)

  10.36  Lease Agreement dated September 15, 1999
         between Division Street Partners, L.P. and              (14)
         BSNJ

  10.37  Employment agreement between the Company and            (15)
         Paul Mangiafico, dated as of March 1, 2000

  10.38  BWAY Corporation Fourth Amended and Restated            (15)
         1995 Long-Term Incentive Plan *

  10.39  Employment agreement between the Company and            (16)
         Thomas Eagleson, dated as of July 1, 2000

  10.40  Amendment No. 1 dated as of July 1, 2000 to             (16)
         the Employment agreement between the Company and Paul Mangiafico, dated as of March 1, 2000

   21.1  Subsidiaries of the Company

   23.1  Consents of Experts and Counsel

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

(11) Incorporated by reference to the Company's Form 10-K for the fiscal year ending September 28, 1997 (File No. 0-26178).

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998 (File No. 0-26178).

(13) Incorporated by reference to the Company's Form 10-Q for the period ending July 4, 1999 (File No. 0-26178).

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ending October 3, 1999 (File No. 0-26178).

(15) Incorporated by reference to the Company's Form 10-Q for the period ending April 2, 2000 (File No. 0-26178).

(16) Incorporated by reference to the Company's Form 10-Q for the period ending July 2, 2000 (File No. 0-26178).