Form 10-Q
period 2000-12-31
BWAY CORP
filed 2001-01-30
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000


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

Yes X   No ___
   ---

There were 9,154,118 shares of Common Stock ($.01 par value) outstanding as of January 18, 2001.

                               BWAY CORPORATION
                    For the quarter ended December 31, 2000
                         QUARTERLY REPORT ON FORM 10-Q

                                                      INDEX
                                                                                                   Page
                                                                                                  Number

                                          PART I--FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Consolidated Balance Sheets at December 31, 2000 (Unaudited) and                   3
                 October 1, 2000

                 Consolidated Statements of Income for the Three Months Ended December              4
                 31, 2000 and January 2, 2000 (Unaudited)

                 Consolidated Statements of Cash Flows for the Three Months Ended                   5
                 December 31, 2000 and January 2, 2000 (Unaudited)

                 Notes to Consolidated Financial Statements (Unaudited)                             6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results            9
                 of Operations

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                         10


                                        PART II--OTHER INFORMATION

Item 1.          Legal Proceedings                                                                  11

Item 2.          Changes in Securities and Use of Proceeds                                          11

Item 3.          Defaults upon Senior Securities                                                    11

Item 4.          Submission of Matters to a Vote of Security Holders                                11

Item 5.          Other Information                                                                  11

Item 6.          Exhibits and Reports on Form 8-K                                                   11

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

----------------------------------------------------------------------------------------------------------------
                                                                               December 31,           October 1,
                                                                                   2000                  2000
                                                                                (Unaudited)
                                                                             ----------------      --------------
Assets
   Cash and cash equivalents                                                 $       518            $        961
   Accounts receivable, net of allowance for doubtful accounts
     accounts of $530 and $508                                                    39,125                  44,083
   Inventories, net                                                               49,116                  45,522
   Current income taxes receivable                                                 5,116                   3,048
   Deferred tax asset                                                              8,988                   8,988
   Assets held for sale                                                            5,284                   5,284
   Other                                                                           2,208                   1,823
                                                                                --------                --------
      Total current assets                                                       110,355                 109,709

   Property and equipment, net                                                   130,983                 133,870

   Other assets:
     Intangible assets, net                                                       81,666                  82,636
     Deferred financing fees, net                                                  3,201                   3,189
     Other                                                                         3,196                   3,319
                                                                                --------                --------
      Total other assets                                                          88,063                  89,144
                                                                                --------                --------
       Total assets                                                          $   329,401            $    332,723
                                                                                ========                ========
Liabilities and stockholders' equity

   Current liabilities:
     Accounts payable                                                        $    52,220            $     67,155
     Accrued salaries and wages                                                    6,400                   8,032
     Accrued rebates                                                               6,118                   5,029
     Other                                                                        11,020                  14,910
                                                                                --------                --------
      Total current liabilities                                                   75,758                  95,126

Long-term debt                                                                   144,300                 126,200

Long-term liabilities:
   Deferred income taxes                                                          22,044                  22,044
   Other                                                                          10,560                  10,392
                                                                                --------                --------
      Total long-term liabilities                                                 32,604                  32,436
                                                                                --------                --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares                        -                       -
   Common stock, $.01 par value; authorized 24,000,000 shares,
      issued 9,851,002 shares                                                         99                      99
   Additional paid-in capital                                                     36,760                  36,760
   Retained earnings                                                              51,053                  52,901
                                                                                --------                --------
                                                                                  87,912                  89,760
   Less treasury stock, at cost, 660,084 and 584,184 shares                      (11,173)                (10,799)
                                                                                --------                --------
      Total stockholders' equity                                                  76,739                  78,961
                                                                                --------                --------
       Total liabilities and stockholders' equity                            $   329,401           $     332,723
                                                                                ========                ========

See notes to consolidated financial statements (unaudited).

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                          December 31,           January 2,
                                                                                              2000                  2000
                                                                                      -------------------    -----------------
Net sales                                                                             $           103,107    $         106,739

Costs, expenses and other:

     Cost of products sold (excluding depreciation and amortization)                               94,138               95,402
     Depreciation and amortization                                                                  5,353                5,044
     Selling and administrative expenses                                                            3,558                4,357
     Interest expense, net                                                                          3,931                3,890
     Other, net                                                                                       (23)                (181)
                                                                                      -------------------    -----------------
          Total costs, expenses and other                                                         106,957              108,512

Loss before income taxes                                                                           (3,850)              (1,773)

Benefit from income taxes                                                                          (2,002)                (807)
                                                                                      -------------------    -----------------
Net loss                                                                              $            (1,848)   $            (966)
                                                                                      ===================    =================

Loss per common share:
----------------------
Basic and diluted loss per common share                                               $             (0.20)   $           (0.10)
                                                                                      ===================    =================
Weighted average basic and diluted common shares outstanding                                        9,195                9,303
                                                                                      ===================    =================

See notes to consolidated financial statements (unaudited).

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months Ended
                                                                                                      ------------------
                                                                                               December 31,           January 2,
                                                                                                   2000                  2000
                                                                                            -----------------      ---------------
Operating activities:
  Net loss                                                                                  $          (1,848)     $          (966)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                       4,383                4,052
     Amortization of goodwill and other intangibles                                                       970                  993
     Amortization of deferred financing costs                                                             238                  187
     Provision for doubtful accounts                                                                       22                   25
     Gain on disposition of property, plant and equipment                                                 (34)                 (29)
     Changes in assets and liabilities:
          Accounts receivable                                                                           4,936                8,550
          Inventories                                                                                  (3,594)             (18,104)
          Other assets                                                                                   (262)                (206)
          Accounts payable                                                                             (8,499)                 (46)
          Accrued liabilities                                                                          (4,503)              (2,966)
          Income taxes, net                                                                            (2,068)                (816)
                                                                                            -----------------      ---------------
               Net cash used in operating activities                                                  (10,259)              (9,326)
                                                                                            -----------------      ---------------

Investing activities:
  Capital expenditures                                                                                 (2,011)              (3,422)
  Proceeds from disposition of property, plant and equipment                                                9                    -
  Other                                                                                                     7                    -
                                                                                            -----------------      ---------------
               Net cash used in investing activities                                                   (1,995)              (3,422)
                                                                                            -----------------      ---------------

Financing activities:
  Net borrowings under bank revolving credit agreement                                                 18,100               23,600
  Decrease in unpresented bank drafts                                                                  (5,665)              (8,813)
  Purchases of treasury stock, net                                                                       (374)                 (48)
  Financing costs incurred                                                                               (250)                (313)
                                                                                            -----------------      ---------------
               Net cash provided by financing activities                                               11,811               14,426
                                                                                            -----------------      ---------------

Net increase (decrease) in cash and equivalents                                                          (443)               1,678

Cash and equivalents:
  Beginning of period                                                                                     961                  696
                                                                                            -----------------      ---------------
  End of period                                                                             $             518      $         2,374
                                                                                            =================      ===============




Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
     Interest                                                                               $           6,205      $         6,356
                                                                                            =================      ===============
     Income taxes                                                                           $              66      $             9
                                                                                            =================      ===============

Noncash Investing And Financing Activities:
                                                                                            =================      ===============
  Amounts owed for capital expenditures                                                     $             476      $           865
                                                                                            =================      ===============

See notes to consolidated financial statements (unaudited).

                               BWAY CORPORATION
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. GENERAL

   The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of December 31, 2000 and October 1, 2000 and for the three months ended December 31, 2000 and January 2, 2000 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 1, 2000.

   The Company operates on a 52/53 week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter.

2. INVENTORIES

   Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                                  December 31,     October 1,
                                                      2000            2000
                                                  -------------    -----------
   Inventories at FIFO cost:
     Raw materials                              $         6,132  $       6,033
     Work-in-process                                     33,223         30,415
     Finished goods                                       9,831          9,074
                                                  -------------    -----------
                                                         49,186         45,522
     LIFO reserve                                            91            161
     Market reserve                                        (161)          (161)
                                                  -------------    -----------
             Inventories, net                   $        49,116  $      45,522
                                                  =============    ===========

3. STOCKHOLDERS' EQUITY

   Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 9.2 million and 9.3 million in the first fiscal quarters of 2001 and 2000, respectively. Weighted average diluted common shares outstanding were 9.2 million and 9.3 million in the first fiscal quarters of 2001 and 2000, respectively. For the fiscal quarters ended December 31, 2000 and January 2, 2000, approximately 4,000 and 6,000 common stock equivalents, respectively, were excluded from the related diluted loss per common share calculation because they were anti-dilutive due to the net loss during the period. During the first quarter of fiscal 2001, the Company purchased $374,000 of treasury stock. In November 2000, the Company's Board of Directors approved a $3 million increase in the Company's stock repurchase program. The Company has historically purchased its stock and expects to continue this practice in the future.

4. CREDIT AGREEMENT

   At December 31, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. Due to certain Credit Agreement restrictions, $72.5 million of the $125 million was available to the Company. The Company had borrowed $44.3 million of available borrowings at December 31, 2000. The Company's Credit Agreement expires in June 2002.

   On November 8, 2000, the Company and its lenders executed an amendment to the Credit Agreement that modified certain restrictive covenants. As of December 31, 2000, the Company was in compliance with all restrictive covenants under the Credit Agreement, as amended.

5.  RESTRUCTURING AND IMPAIRMENT CHARGE AND PURCHASE ACCOUNTING LIABILITIES

    The following table sets forth changes in the Company's purchase accounting and restructuring liabilities from October 1, 2000 to December 31, 2000. The nature of the liabilities has not changed from those previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

    (in millions)                      Balance                                      Balance
                                      October 1,       New                        December 31,
                                         2000        Charges      Expenditures        2000
                                     ------------   ----------    ------------    ------------
    Purchase accounting
          liabilities:

        Equipment demolition costs  $         1.1  $        --   $        (0.9)  $         0.2
        Severance costs                       0.2           --            (0.2)             --
        Facility closure costs                1.2           --            (0.3)            0.9
                                     ------------   ----------    ------------    ------------
            Total purchase
            accounting liabilities            2.5           --            (1.4)            1.1
                                     ------------   ----------    ------------    ------------

    Restructuring liabilities :
        Severance costs                       0.1           --            (0.1)             --
        Facility closure costs                0.4           --              --             0.4
        Other                                 0.4           --            (0.1)            0.3
                                     ------------   ----------    ------------    ------------
            Total restructuring
            liabilities                       0.9           --            (0.2)            0.7
                                     ------------   ----------    ------------    ------------

    Total restructuring and
      purchase accounting
      liabilities included in
      other current liabilities     $         3.4  $        --   $        (1.6)  $         1.8
                                     ============   ==========    ============    ============

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

    Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. In August 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. In January 2000, the Company and Owens-Illinois submitted to DNR a report containing the results of the investigation of the facility. In December 2000, DNR asked the Company and Owens-Illinois to modify the investigation report to address certain issues. Such request may necessitate additional investigatory work at the site. Owens-Illinois and the Company are currently discussing the requested modifications with DNR.

    In April 1999 at the Company's Homerville, Georgia facility, the Company entered into a consent order with the Georgia Department of Natural Resources ("DNR") related to certain industrial wastewater and cooling water discharges that exceeded allowable limits. The project related to the consent order is complete with expenditures to date of approximately $200,000. In the first quarter of fiscal 2001, the DNR terminated the consent order.

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    As of October 2, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 3.4% in the first quarter of fiscal 2001 to $103.1 million from $106.7 million in the first quarter of fiscal 2000. The decrease results primarily from a general business slowdown, continued inventory reductions on the part of the Company's customers, and slower than anticipated realization of new business.

Cost of products sold (excluding depreciation and amortization) decreased 1.3% to $94.1 million in the first quarter of fiscal 2001 from $95.4 million in the first quarter of fiscal 2000. Cost of products sold as a percentage of net sales increased to 91.3% in the first quarter of fiscal 2001 from 89.4% in the first quarter of fiscal 2000. The increase in cost of products sold as a percentage of net sales was primarily attributable to lower sales and weak operating performance at certain of the Company's manufacturing facilities during the first quarter of fiscal 2001. The Company's Cincinnati, Ohio material center services operation performed significantly below expectations during the quarter. The Company has conducted a strategic review of this facility and is exiting certain customer relationships where technical and production requirements do not fit the capability of the facility.

Depreciation and amortization expense increased $0.4 million to $5.4 million in the first quarter of fiscal 2001 from $5.0 million in the first quarter of fiscal 2000. The increase is primarily due to the Company's capital expenditure program.

Selling and administrative expense decreased 18.3% to $3.6 million in the first quarter of fiscal 2001 from $4.4 million in the first quarter of fiscal 2000. Selling and administrative expense as a percentage of net sales decreased to 3.5% for the first quarter of fiscal 2001 from 4.1% for the first quarter of fiscal 2000. The decrease in selling and administrative expense was primarily the result of the elimination of overhead costs due to the Company's restructuring during the second quarter of fiscal 2000.

Interest expense was $3.9 million in each of the first fiscal quarters of 2001 and 2000. The Company's outstanding debt under the Credit Agreement decreased to $44.3 million at December 31, 2000 from $70.1 at January 2, 2000. However, the Company's borrowing rate under the Credit Agreement increased from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 due to higher London InterBank Offered Rates ("LIBOR") and higher rate margins.

Loss before taxes increased $2.1 million to $3.9 million in the first quarter of fiscal 2001 from $1.8 million in the first quarter of fiscal 2000. The increase was due to the factors discussed above. The income tax benefit increased $1.2 million to $2.0 million in the first quarter of fiscal 2001 from $0.8 million in the first quarter of fiscal 2000. The increase is due to a greater loss and to a higher effective tax rate.

Diluted loss per common share increased $0.10 to $0.20 for the first quarter of fiscal 2001 from $0.10 from the first quarter of 2000. The weighted average diluted common shares outstanding were 9.2 million and 9.3 million for the respective quarters.

Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the quarter ended December 31, 2000 were primarily financed through internally generated cash flows and borrowings under the Company's Credit Agreement. At December 31, 2000, the Company had a borrowing limit under its Credit Agreement of $125 million. The Company was in compliance with all Credit Agreement covenants for the quarter ended December 31, 2000. Interest rates under the Credit Agreement are either prime (as determined by Bank of America) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. Rate margins are reset quarterly based on financial performance during the preceding four quarters. At December 31, 2000, the prime rate margin was 0.625% and the LIBOR rate margin was 1.625%.

As of December 31, 2000, the Company had borrowed $44.3 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of December 31, 2000, this covenant effectively limited the Company's available borrowings to a total of $72.5 million.

Net cash used in operating activities was $10.3 million during the first quarter of fiscal 2001 compared to $9.3 million used during the first quarter of fiscal 2000. During the first quarter of fiscal 2001, cash from operating activities was primarily provided by net income before depreciation and amortization and by reductions of accounts receivable. Cash was primarily used to reduce accounts payable and accrued liabilities and to increase inventories. Inventories are generally lower and accounts payable are generally higher at the fiscal year end. The first quarter is typically negatively impacted as inventory and accounts payable return to normal operating levels during the quarter.

Net cash used in investing activities was $2.0 million during the first quarter of fiscal 2001 compared to $3.4 million during the first quarter of fiscal 2000. Net cash used in investing activities was primarily used for capital expenditures during the first quarter of each fiscal year.

Net cash provided by financing activities was $11.8 million during the first quarter of fiscal 2001 compared to $14.4 million during the first quarter of fiscal 2000. Net borrowings under the Company's credit agreement decreased $5.5 million to $18.1 million for the first fiscal quarter of 2001 compared to $23.6 million for the first fiscal quarter of 2000. Cash used in financing activities for the first fiscal quarter of 2001 was used to decrease unpresented bank drafts and to purchase treasury stock.

At December 31, 2000, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $1.6 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

Management believes that cash provided from operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgment on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, timing and costs of plant start-up and closure; the Company's ability to successfully integrate acquired businesses; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Agreement are variable subject to market changes and applicable rate margins based on the Company's financial performance. At December 31, 2000, the Company had borrowings under the Credit Agreement of $44.3 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings by $0.1 million at the debt level at December 31, 2000.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BWAY Corporation
                                        (Registrant)


Date:   January 30, 2001                By: /s/ Kevin C. Kern
                                            --------------------------------
                                                Kevin C. Kern
                                                Vice President and
                                                Corporate Controller
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)



Form 10-Q: For the quarterly period ended December 31, 2000

                              INDEX TO EXHIBITS
                 --------------------------------------------

  Exhibit
    No.                    Description of Document
-----------    -----------------------------------------------------------

               None