Form 10-Q
period 2001-04-01
BWAY CORP
filed 2001-05-16
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2001


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

Yes  X     No____
   ----

There were 8,755,006 shares of Common Stock ($.01 par value) outstanding as of May 10, 2001.

                               BWAY CORPORATION
                      For the quarter ended April 1, 2001
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                  Page
                                                                                 Number
                         PART I--FINANCIAL INFORMATION
Item 1.            Financial Statements

                   Consolidated Balance Sheets at April 1, 2001 (Unaudited)
                   and October 1, 2000                                                3

                   Consolidated Statements of Income for the Three Months and
                   Six Months Ended April 1, 2001 and April 2, 2000
                   (Unaudited)                                                        4

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended April 1, 2001 and April 2, 2000  (Unaudited)                 5

                   Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                9

Item 3.            Quantitative and Qualitative Disclosures About Market Risk        11


                           PART II--OTHER INFORMATION

Item 1.            Legal Proceedings                                                 11

Item 2.            Changes in Securities and Use of Proceeds                         11

Item 3.            Defaults upon Senior Securities                                   11

Item 4.            Submission of Matters to a Vote of Security Holders               11

Item 5.            Other Information                                                 12

Item 6.            Exhibits and Reports on Form 8-K                                  12

                         PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

----------------------------------------------------------------------------------------------------------

                                                                        April 1, 2001        October 1,
                                                                         (Unaudited)            2000
                                                                      ----------------     ---------------
Assets
 Cash and equivalents                                                    $     577           $      961
 Accounts receivable, net of allowance for doubtful
   accounts of $606 and $508                                                47,219               44,083
 Inventories, net                                                           43,951               45,522
 Current income taxes receivable                                             1,121                3,048
 Deferred tax asset                                                         12,739                8,988
 Assets held for sale                                                        5,725                5,284
 Other                                                                       2,496                1,823
                                                                         ---------           ----------
       Total current assets                                                113,828              109,709

Property and equipment, net                                                128,263              133,870

Other assets:
   Intangible assets, net                                                   81,012               82,636
   Deferred financing fees, net                                              3,043                3,189
   Other                                                                     2,057                3,319
                                                                         ---------           ----------
       Total other assets                                                   86,112               89,144
                                                                         ---------           ----------
        Total assets                                                     $ 328,203           $  332,723
                                                                         =========           ==========
Liabilities and stockholders' equity

 Current liabilities:
   Accounts payable                                                      $  56,347           $   67,155
   Accrued salaries and wages                                                7,159                8,032
   Accrued rebates                                                           4,262                5,029
   Other                                                                    11,996               14,910
                                                                         ---------           ----------
       Total current liabilities                                            79,764               95,126

 Long-term debt                                                            141,100              126,200

 Long-term liabilities:
   Deferred income taxes                                                    22,044               22,044
   Other                                                                    10,849               10,392
                                                                         ---------           ----------
       Total long-term liabilities                                          32,893               32,436
                                                                         ---------           ----------
 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares                  -                    -
   Common stock, $.01 par value; authorized 24,000,000 shares,
      issued 9,851,002 shares                                                   99                   99
   Additional paid-in capital                                               36,760               36,760
   Retained earnings                                                        49,251               52,901
                                                                         ---------           ----------
                                                                            86,110               89,760
  Less treasury stock, at cost, 788,696 and 584,184 shares                 (11,664)             (10,799)
                                                                         ---------           ----------
       Total stockholders' equity                                           74,446               78,961
                                                                         ---------           ----------
        Total liabilities and stockholders' equity                       $ 328,203           $  332,723
                                                                         =========           ==========

See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended             Six Months Ended
                                                                   ---------------------------    --------------------------
                                                                     April 1,        April 2,       April 1,       April 2,
                                                                       2001            2000          2001           2000
                                                                   -----------     -----------    -----------    -----------
Net sales                                                          $ 110,573       $ 119,729      $ 213,680      $ 226,468

Costs, expenses and other:

     Cost of products sold (excluding depreciation and
      amortization)                                                  100,094         102,361        194,232        197,763
     Depreciation and amortization                                     5,046           5,275         10,399         10,319
     Selling and administrative expenses                               4,152           5,157          7,710          9,514
     Restructuring and impairment charge                                               5,900                         5,900
     Interest expense, net                                             4,026           4,327          7,957          8,217
     Other, net                                                           (2)            (34)           (25)          (215)
                                                                   ---------       ---------      ---------      ---------
          Total costs, expenses and other                            113,316         122,986        220,273        231,498
                                                                   ---------       ---------      ---------      ---------

Loss before income taxes                                              (2,743)         (3,257)        (6,593)        (5,030)

Benefit from income taxes                                               (941)         (1,934)        (2,943)        (2,741)
                                                                   ---------       ---------      ---------      ---------
Net loss                                                           $  (1,802)      $  (1,323)     $  (3,650)     $  (2,289)
                                                                   =========       =========      =========      =========

Loss per common share:
---------------------
Basic and diluted loss per common share                            $   (0.20)      $   (0.14)     $   (0.40)     $   (0.25)
                                                                   =========       =========      =========      =========
Weighted average basic and diluted common shares
      outstanding                                                      9,113           9,258          9,115          9,281
                                                                   =========       =========      =========      =========

See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                                  ----------------
                                                                                           April 1,            April 2,
                                                                                            2001                 2000
                                                                                        --------------      --------------
Operating activities:
  Net loss                                                                               $    (3,650)        $   (2,289)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                              8,774              8,333
     Amortization of goodwill and other intangibles                                            1,625              1,986
     Amortization of deferred financing costs                                                    496                414
     Provision for doubtful accounts                                                              98                 98
     Restructuring and impairment charge                                                                          5,900
     Gain on disposition of property and equipment                                               (40)               (8)
     Changes in assets and liabilities:
          Accounts receivable                                                                 (3,349)             2,652
          Inventories                                                                          1,366             (8,496)
          Other assets                                                                           590              2,192
          Accounts payable                                                                      (877)            (8,600)
          Accrued liabilities                                                                 (4,132)            (4,782)
          Income taxes, net                                                                   (1,824)            (1,428)
                                                                                         -----------         ----------
               Net cash used in operating activities                                            (923)            (4,028)
                                                                                         -----------         ----------

Investing activities:
  Capital expenditures                                                                        (3,615)            (6,896)
  Proceeds from disposition of property and equipment                                             12
  Other                                                                                           12                (5)
                                                                                         -----------         ----------
               Net cash used in investing activities                                          (3,591)            (6,901)
                                                                                         -----------         ----------

Financing activities:
  Net borrowings under bank revolving credit agreement                                        14,900             10,800
  (Decrease) increase in unpresented bank drafts                                              (9,555)               240
  Purchases of treasury stock, net                                                              (865)              (295)
  Financing costs incurred                                                                      (350)              (313)
                                                                                         -----------         ----------
               Net cash provided by financing activities                                       4,130             10,432
                                                                                         -----------         ----------

Net decrease in cash and equivalents                                                            (384)              (497)

Cash and equivalents:
  Beginning of period                                                                            961                696
                                                                                         -----------         ----------
  End of period                                                                          $       577         $      199
                                                                                         ===========         ==========




Supplemental disclosures of cash flow information:

  Cash paid (refunded) during the period for:

     Interest                                                                            $     7,426         $    7,839
                                                                                         ===========         ==========
     Income taxes                                                                        $    (1,119)        $   (1,313)
                                                                                         ===========         ==========

Noncash investing and financing activities:

  Amounts owed for capital expenditures                                                  $       715         $      292
                                                                                         ===========         ==========

See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of April 1, 2001 and October 1, 2000 and for the three and six month periods ended April 1, 2001 and April 2, 2000 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and six month periods ended April 1, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 1, 2000.

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

2.   INVENTORIES

     Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                                      April 1,      October 1,
                                                        2001           2000
                                                     -----------    -----------
     Inventories at FIFO cost:
       Raw materials                                 $     4,575    $     6,033
       Work-in-process                                    29,766         30,415
       Finished goods                                      9,610          9,074
                                                     -----------    -----------
                                                          43,951         45,522
       LIFO reserve                                          161            161
       Market reserve                                       (161)          (161)
                                                     -----------    -----------
               Inventories, net                      $    43,951    $    45,522
                                                     ===========    ===========


3.   STOCKHOLDERS' EQUITY

     Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic and diluted common shares outstanding were 9.1 million and 9.3 million in the second fiscal quarters of 2001 and 2000, respectively. For the three and six-month periods ended April 2, 2000, approximately 22,000 and 15,000 common stock equivalents, respectively, were excluded from the related diluted loss per common share calculation. For the three and six-month periods ended April 1, 2001, there were not any common stock equivalents that would have been anti-dilutive. Common stock equivalents are considered anti-dilutive when there is a net loss during the period. In November 2000, the Company's Board of Directors approved a $3 million increase in the Company's stock repurchase program. During the second quarter of fiscal 2001, the Company purchased 122,612 shares of treasury stock for $491,000. The Company expects to continue its historical practice of purchasing its stock for treasury.

4.   CREDIT AGREEMENT

     At April 1, 2001, the Company had a borrowing limit under its Credit Agreement of $125 million. Due to certain Credit Agreement restrictions, $48.1 million of the $125 million was available to the Company. The Company had borrowed $41.1 million of available borrowings at April 1, 2001. At April 1, 2001, the Company was not in compliance with certain restrictive covenants (Interest Coverage Ratio) under the Credit Agreement. On April 25, 2001, the Company received from its lenders a temporary waiver valid through June 15, 2001 for this noncompliance under the credit agreement for the quarter ended April 1, 2001.

     The Company has received an underwriting commitment from Bankers Trust Company (an affiliate of Deutsche Bank) for a new $90 million secured, four-year credit agreement. The Company expects to use initial borrowings under the new Credit Facility to repay all obligations under the existing Credit Agreement. Associated with the Company's new credit agreement, a $0.5 million charge to write-off unamortized deferred financing costs under the Company's existing agreement will be recorded during the third fiscal quarter ending July 2, 2001. The Company and Bankers Trust Company expect to close the new agreement during May 2001.

5.   RESTRUCTURING AND IMPAIRMENT CHARGE AND PURCHASE ACCOUNTING LIABILITIES

     The following table sets forth changes in the Company's purchase accounting and restructuring liabilities from October 1, 2000 to April 1, 2001. The nature of the liabilities has not changed from those previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

      -----------------------------------------------------------------------------------------------------------
      (In millions)

                                               Balance             New                              Balance
                                           October 1, 2000       Charges         Expenditures    April 1, 2001
                                          ----------------      ---------        ------------    -------------
      Purchase accounting liabilities:
          Equipment demolition costs        $   1.1             $    --          $    (1.1)      $      --
          Severance costs                       0.2                  --               (0.2)             --
          Facility closure costs                1.2                  --               (1.1)            0.1
      ----------------------------------------------------------------------------------------------------------
                                                2.5                  --               (2.4)            0.1
      ----------------------------------------------------------------------------------------------------------
      Restructuring liabilities :
          Severance costs                       0.1                  --               (0.1)             --
          Facility closure costs                0.4                  --               (0.2)            0.2
          Other                                 0.4                  --               (0.2)            0.2
      ----------------------------------------------------------------------------------------------------------
                                                0.9                  --               (0.5)            0.4
      ----------------------------------------------------------------------------------------------------------
      Total restructuring and
        purchase accounting
        liabilities included in
        other current liabilities           $   3.4             $    --          $    (2.9)      $     0.5
      ----------------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------------

     In April 2001, the Company announced a restructuring plan to reduce manufacturing capacity. The plan will result in the recognition of a restructuring and impairment charge in the third quarter of fiscal 2001. The plan includes the closing of the Company's Elizabeth, New Jersey and Garland, Texas manufacturing facilities and the related costs of equipment impairment, plant exit costs and employee termination costs. The restructuring plan will be finalized during the third fiscal quarter of 2001.

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

    Environmental investigations voluntarily conducted by the Company at its Homerville, Georgia facility in 1993 and 1994 detected certain conditions of soil and groundwater contamination that management believes predated the Company's 1989 acquisition of the facility from Owens-Illinois. Such pre-1989 contamination is subject to indemnification by Owens-Illinois. The Company and Owens-Illinois have entered into supplemental agreements establishing procedures for investigation and remediation of the contamination. In 1994, the Georgia Department of Natural Resources ("DNR") determined that further investigation must be completed before DNR decides whether corrective action is needed. In August 1999, DNR signed a consent order that had been submitted by the Company and Owens-Illinois. In January 2000, the Company and Owens-Illinois submitted to DNR a report containing the results of the investigation of the facility. In December 2000, DNR asked the Company and Owens-Illinois to modify the investigation report to address certain issues. Such request may necessitate additional investigatory work at the site. Owens-Illinois and the Company are currently discussing the requested modifications with DNR, and Owens-Illinois is working with the state to devise an acceptable plan for cleaning up the property.

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    As of October 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these standards has not had a material impact on the Company's consolidated financial statements.

8.  SUBSEQUENT EVENTS

    On April 2, 2001, the Company sold the majority of the equipment, inventories and accounts receivable of its Platemasters facility, which provided pre-press services both to the Company and outside customers. The Platemasters assets were sold for $0.5 million, which approximated book value. In conjunction with the sale, the buyer and the Company executed an outsourcing agreement whereby the buyer will be the exclusive supplier of certain pre-press services to the Company for a term of three years.

    On April 4, 2001, the Company sold the Chicago, Illinois material center services property for $5.2 million. A gain of $0.9 million will be recognized in the third quarter of fiscal 2001.

    On May 7, 2001 the Company reached an agreement with Local 14-M of the Graphic Communication Workers International Union at its Trenton, New Jersey facility affecting approximately 74 employees. The contract is effective April 1, 2001 through March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 7.6% in the second quarter of fiscal 2001 to $110.6 million from $119.7 million in the second quarter of fiscal 2000. Year-to-date sales decreased 5.6% for fiscal 2001 to $213.7 million from $226.5 million for fiscal 2000. The decrease results primarily from a general business slowdown.

Cost of products sold (excluding depreciation and amortization) decreased 2.2% to $100.1 million in the second quarter of fiscal 2001 from $102.4 million in the second quarter of fiscal 2000. Cost of products sold as a percentage of net sales increased to 90.5% in the second quarter of fiscal 2001 from 85.5% in the second quarter of fiscal 2000. Cost of products sold (excluding depreciation and amortization) decreased 1.8% to $194.2 million for the first six months of fiscal 2001 from $197.8 million for the first six months of fiscal 2000. Cost of products sold as a percentage of net sales increased to 90.9% in the first six months of fiscal 2001 from 87.3% in the first six months of fiscal 2000. The increase in cost of products sold as a percentage of net sales was primarily attributable to lower sales, resulting in unabsorbed overhead, and weak operating performance at certain of the Company's manufacturing facilities during the first three and six-month periods of fiscal 2001. Additionally, shortfalls in sales volumes have made manufacturing improvement initiatives more difficult and slower to achieve. The Company is developing a plan to reduce manufacturing and overhead costs company-wide which will properly align the manufacturing structure and costs. The restructuring plan will consolidate four smaller plants into two larger plants with economic scale and lower overall manufacturing cost. The restructuring plan will be finalized and the charge to earnings will be recorded in the third quarter.

Depreciation and amortization expense decreased $0.2 million to $5.0 million in the second quarter of fiscal 2001 from $5.3 million in the second quarter of fiscal 2000. The decrease is primarily related to certain intangibles being fully amortized in the first quarter of fiscal 2001. Depreciation and amortization increased $0.1 million to $10.4 million in the first six months of fiscal 2001 from $10.3 million in the first six months of fiscal 2000. The three and six month periods ended April 2, 2000 include additional depreciation of approximately $0.4 million due to the shortened useful lives of certain computer systems. The additional depreciation related to the Company's capital expenditure program offset the decrease discussed above.

Selling and administrative expense decreased 19.5% to $4.2 million in the second quarter of fiscal 2001 from $5.2 million in the second quarter of fiscal 2000. Selling and administrative expense as a percentage of net sales decreased to 3.8% for the second quarter of fiscal 2001 from 4.3% for the second quarter of fiscal 2000. Selling and administrative expense decreased 19.0% to $7.7 million in the first six months of fiscal 2001 from $9.5 million in the first six months of fiscal 2000. Selling and administrative expense as a percentage of net sales decreased to 3.6% for the first six months of fiscal 2001 from 4.2% for the first six months of fiscal 2000. The elimination of overhead costs related to the Company's fiscal 2000 restructuring was the primary reason for the decrease in selling and administrative expense.

The Company recorded a restructuring and impairment charge of $5.9 million in the second quarter of fiscal 2000 related to the simplification of the Company's structure which facilitated the closing of two administrative offices, termination of 89 employees and write-down of certain material center equipment held for disposal.

Interest expense decreased 7.0% to $4.0 million in the second quarter of fiscal 2001 from $4.3 million in the second fiscal quarter of 2000. The Company's outstanding debt under the Credit Agreement decreased to $41.1 million at April 1, 2001 from $57.3 at April 2, 2000. Interest expense decreased 3.2% to $8.0 million for the first six months of fiscal 2001 from $8.2 million for the first six months of fiscal 2000. Net interest expense decreased due to a reduction in average borrowings. The Company's borrowing rate under the Credit Agreement is impacted by market rates and contractual rate margins.

Loss before taxes decreased 15.8% to $2.7 million in the second quarter of fiscal 2001 from $3.3 million in the second quarter of fiscal 2000. Loss before taxes increased $1.6 million to $6.6 million in the first six months of fiscal 2001 from $5.0 million for the first six months of fiscal 2000. The changes in pretax losses are due to the factors discussed above. The income tax benefit decreased $1.0 million to $0.9 million in the second quarter of fiscal 2001 from $1.9 million in the second quarter of fiscal 2000. The decrease is due to a reduction in the Company's pre-tax loss and the effective tax rate. The income tax benefit increased 7.4% to $2.9 million in the first six months of fiscal 2001 from $2.7 million in the first six months of fiscal 2000. The increase is due to an increase in the Company's pre-tax loss offset by a reduced effective tax rate.

Basic and diluted loss per common share increased $0.06 to $0.20 for the second quarter of fiscal 2001 from $0.14 for the second quarter of 2000. The weighted-average diluted common shares outstanding were 9.1 million and 9.3 million for the respective quarters. Basic and diluted loss per common share increased $0.15 to $0.40 for the first six months of fiscal 2001 from $0.25 for the first six months of fiscal 2000. The weighted-average diluted common shares outstanding were 9.1 million and 9.3 million for the respective six-month periods.

Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the first six months of fiscal 2001 were primarily financed through internally generated cash flows and borrowings under the Company's Credit Agreement. At April 1, 2001, the Company had a borrowing limit under its Credit Agreement of $125 million. Interest rates under the Credit Agreement are either prime (as determined by Bank of America) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. Rate margins are reset quarterly based on financial performance during the preceding four quarters. At April 1, 2001, the prime rate margin was 1.000% and the LIBOR rate margin was 2.000%. At April 1, 2001, the Company was not in compliance with certain restrictive covenants (Interest Coverage Ratio) under the Credit Agreement. The Company received from its lenders a temporary waiver valid through June 15, 2001, for this noncompliance under the credit agreement for the quarter ended April 1, 2000.

As of April 1, 2001, the Company had borrowed $41.1 million of the $125 million borrowing limit. However, the Credit Agreement covenants limit borrowings to a maximum leverage ratio based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. As of April 1, 2001, this covenant effectively limited the Company's available borrowings to a total of $48.1 million.

On April 19, 2001, the Company received a commitment from Bankers Trust Company (an affiliate of Deutsche Bank) to underwrite a new four-year, $90 million secured credit facility. The Company expects to use initial borrowings under the new credit facility to repay obligations under the Company's Credit Agreement, which will be terminated. The Company and Bankers Trust Company expect to close the new agreement in May 2001. The new agreement would replace the Company's current $125 million credit agreement which would be classified as a current liability in June 2001 and expires June 2002. The Company does not expect to experience any significant change in total financing cost under the new agreement. Interest rates under the new credit facility are not expected to be materially different from those under the Credit Agreement.

Net cash used in operating activities during the first six months of fiscal 2001 was $0.9 million compared to $4.0 million used during the first six months of fiscal 2000. During the first six months of fiscal 2001, cash from operating activities was primarily provided by net income (loss) before depreciation and amortization and by reductions in inventories. Cash was primarily used to reduce accounts payable and accrued liabilities. During the first six months of fiscal 2000, cash from operating activities was primarily provided by net income (loss) before depreciation, amortization and restructuring and by reductions in accounts receivable and other assets. Cash was primarily used to increase inventories and reduce accounts payable and accrued liabilities.

Net cash used in investing activities during the first six months of fiscal 2001 decreased $3.3 million to $3.6 million from $6.9 million for the first six months of fiscal 2000. Net cash used in investing activities was primarily used for capital expenditures during the first six months of each fiscal year. Lower capital expenditures in the first six months of fiscal 2001 are a result of management's intent to closely control capital expenditures and focus free cash flow primarily on debt reduction.

Net cash provided by financing activities was $4.1 million during the first six months of fiscal 2001 compared to $10.4 million during the first six months of fiscal 2000. Net borrowings under the Company's credit agreement increased $4.1 million to $14.9 million for the first six months of fiscal 2001 compared to $10.8 million for the first six months of fiscal 2000. Cash used in financing activities for the first six months of fiscal 2001 was used to decrease unpresented bank drafts and to purchase treasury stock.

At April 1, 2001, the Company was restricted in its ability to pay dividends and make other restricted payments in an amount greater than approximately $1.6 million. The Company's subsidiaries are restricted in their ability to transfer funds to the Company, except for funds to be used to effect approved acquisitions, pay dividends in specified amounts, reimburse the Company for operating and other expenditures made on behalf of the subsidiaries and repay permitted intercompany indebtedness.

Management believes that cash provided from operations and borrowings available under its credit facility will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Agreement are variable subject to market changes and applicable rate margins based on the Company's financial performance. At April 1, 2001, the Company had borrowings under the Credit Agreement of $41.1 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings by $0.1 million based on the April 1, 2001 debt level.

                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on February 21, 2001. The matters considered were as follows:

     1. The election of three directors to hold office for a term of three years; and

     2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending September 30, 2001

Holders of record of the Company's Common Stock at the close of business on January 5, 2001 were entitled to receive notice of and to vote on all matters presented at the Annual Meeting and at any adjournments or postponements thereof.

The duly appointed Inspector of Election, pursuant to Section 231 of the Delaware General Corporation Law, certified that the following is an accurate report of the votes of the stockholders of the Company at the Annual Meeting:

     1. The number of shares of Common Stock of the Company issued and outstanding and entitled to vote on matters submitted at the Annual Meeting to the holders of Common Stock was 9,154,118.

     2. There were present at the Annual Meeting, in person or by proxy, holders of 8,878,268 shares of Common Stock, which is 97% of the total number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting and which constituted a quorum for purposes of voting on each of the matters submitted to the stockholders for their vote.

     3. Tabulated votes with respect to the election of directors were as follows: Warren J. Hayford received 8,152,332 votes, Alexander P. Dyer received 8,403,807 votes and Thomas A. Donahoe received 8,403,318 votes.

     4. Each of Warren J. Hayford, Alexander P. Dyer and Thomas A. Donahoe received a plurality of the votes cast by the holders of the Common Stock and it was certified to the Secretary of the Company that each of Warren J. Hayford, Alexander P. Dyer and Thomas A. Donahoe was duly elected as a director of the Company.

     5. Tabulated votes with respect to the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending September 30, 2001 were as follows: For 8,759,999, Against 97,956, Abstain 20,313.

No other business came before the Annual Meeting that required the vote of shareholders of the Company's common stock.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended April 1, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BWAY Corporation
                                        (Registrant)


Date:   May 16, 2001                    By: /s/ Kevin C. Kern
                                           -------------------------------------
                                                Kevin C. Kern
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

Form 10-Q: For the quarterly period ended April 1, 2001

                               INDEX TO EXHIBITS
               -------------------------------------------------


       Exhibit
         No.                          Description of Document
     -----------     --------------------------------------------------------
                                     None