Form 10-Q
period 2001-07-01
BWAY CORP
filed 2001-08-15
CIK 943897

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001


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

There were 8,737,706 shares of Common Stock ($.01 par value) outstanding as of July 30, 2001.

                               BWAY CORPORATION
                      For the quarter ended July 1, 2001
                         QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                         Page
                                                                        Number
                         PART I--FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets at July 1, 2001 (Unaudited)      3
             and October 1, 2000

             Consolidated Statements of Income for the Three Months       4
             and Nine Months Ended July 1, 2001 and July 2, 2000
             (Unaudited)

             Consolidated Statements of Cash Flows for the Nine Months    5
             Ended July 1, 2001 and July 2, 2000  (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)       6

Item 2.      Management's Discussion and Analysis of Financial            8
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk   10

                           PART II--OTHER INFORMATION

Item 1.      Legal Proceedings                                            11

Item 2.      Changes in Securities and Use of Proceeds                    11

Item 3.      Defaults upon Senior Securities                              11

Item 4.      Submission of Matters to a Vote of Security Holders          11

Item 5.      Other Information                                            11

Item 6.      Exhibits and Reports on Form 8-K                             11

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               BWAY CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

_______________________________________________________________________________________________________

                                                                              July 1, 2001    October 1,
                                                                               (Unaudited)       2000
                                                                              ------------    ----------
Assets
 Cash and equivalents                                                            $  1,384     $    961
 Accounts receivable, net of allowance for doubtful
  accounts of $592 and $508                                                        50,196       44,083
 Inventories, net                                                                  45,691       45,522
 Current income taxes receivable                                                    1,440        3,048
 Deferred tax asset                                                                16,011        8,988
 Assets held for sale                                                               1,023        5,284
 Other                                                                              2,404        1,823
                                                                                 --------     --------
     Total current assets                                                         118,149      109,709

 Property and equipment, net                                                      114,149      133,870

 Other assets:
  Intangible assets, net                                                           76,116       82,636
  Deferred financing fees, net                                                      4,289        3,189
  Other                                                                             1,747        3,319
                                                                                 --------     --------
     Total other assets                                                            82,152       89,144
                                                                                 --------     --------
          Total assets                                                           $314,450     $332,723
                                                                                 ========     ========

Liabilities and stockholders' equity

 Current liabilities:
  Accounts payable                                                               $ 64,488     $ 67,155
  Accrued salaries and wages                                                        7,579        8,032
  Accrued rebates                                                                   5,294        5,029
  Other                                                                            14,705       14,910
                                                                                 --------     --------
     Total current liabilities                                                     92,066       95,126

 Long-term debt                                                                   130,000      126,200

 Long-term liabilities:
  Deferred income taxes                                                            22,044       22,044
  Other                                                                            10,984       10,392
                                                                                 --------     --------
     Total long-term liabilities                                                   33,028       32,436
                                                                                 --------     --------

 Commitments and contingencies

 Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000,000 shares                          -            -
  Common stock, $.01 par value; authorized 24,000,000 shares,
    issued 9,851,002 shares                                                            99           99
  Additional paid-in capital                                                       36,760       36,760
  Retained earnings                                                                35,108       52,901
                                                                                 --------     --------
                                                                                   71,967       89,760
  Less treasury stock, at cost, 1,113,296 at July 1, 2001 and 584,184             (12,611)     (10,799)
   shares at October 1, 2000                                                      --------     --------
     Total stockholders' equity                                                    59,356       78,961
                                                                                 --------     --------
          Total liabilities and stockholders' equity                             $314,450     $332,723
                                                                                 ========     ========

See notes to consolidated financial statements (unaudited).


                               BWAY CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


_____________________________________________________________________________________________________________________

                                                                      Three Months Ended          Nine Months Ended
                                                                     ---------------------      ---------------------
                                                                      July 1,      July 2,       July 1,     July 2,
                                                                       2001         2000          2001         2000
                                                                     --------     --------      --------    ---------
Net sales                                                            $122,975      $121,265      $336,655     $347,733

Costs, expenses and other:

     Cost of products sold (excluding depreciation and
      amortization)                                                   107,005       102,590       301,237      300,353
     Depreciation and amortization                                      5,222         6,412        15,621       16,731
     Selling and administrative expenses                                3,620         3,857        11,330       13,371
     Restructuring and impairment charge                               21,500                      21,500        5,900
     Interest expense, net                                              3,689         4,363        11,646       12,580
     Other, net                                                          (848)           30          (873)        (185)
                                                                     --------      --------      --------     --------
          Total costs, expenses and other                             140,188       117,252       360,461      348,750
                                                                     --------      --------      --------     --------

Income (loss) before income taxes and extraordinary item             (17,213)         4,013       (23,806)      (1,017)

Provision (benefit) for income taxes                                  (3,380)         2,187        (6,323)        (554)
                                                                     --------      --------      --------     --------

Income (loss) before extraordinary item                              (13,833)         1,826       (17,483)        (463)

Extraordinary loss resulting from the extinguishment of debt -
 net of related tax benefit of $112                                     (310)                        (310)
                                                                     --------      --------      --------     --------

Net income (loss)                                                    $(14,143)     $  1,826      $(17,793)    $   (463)
                                                                     ========      ========      ========     ========
Income (loss) per common share:
-------------------------------
Basic earnings (loss) before extraordinary item                      $  (1.56)     $   0.20      $  (1.95)    $  (0.05)
Extraordinary item net of related tax benefit                           (0.04)                      (0.03)
                                                                     --------      --------      --------     --------
Basic earnings (loss) per common share                               $  (1.60)     $   0.20      $  (1.98)    $  (0.05)
                                                                     ========      ========      ========     ========
Weighted average basic common shares outstanding                        8,854         9,278         8,982        9,280
                                                                     ========      ========      ========     ========
Diluted earnings (loss) before extraordinary item                    $  (1.56)     $   0.20      $  (1.95)    $  (0.05)
Extraordinary item                                                      (0.04)                      (0.03)
                                                                     --------      --------      --------     --------
Diluted earnings (loss) per common share                             $  (1.60)     $   0.20      $  (1.98)    $  (0.05)
                                                                     ========      ========      ========     ========
Weighted average diluted common shares outstanding                      8,854         9,319         8,982        9,280
                                                                     ========      ========      ========     ========

See notes to consolidated financial statements (unaudited).

                               BWAY CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

_________________________________________________________________________________________________________________________

                                                                                                Nine Months Ended
                                                                                          -------------------------------
                                                                                          July 1, 2001       July 2, 2000
                                                                                          ------------       ------------
Operating activities:
  Net loss                                                                                  $(17,793)         $   (463)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                             13,149            13,752
     Amortization of goodwill and other intangibles                                            2,472             2,979
     Amortization of deferred financing costs                                                    738               633
     Write-off of deferred loan fees related to debt extinguishment                              422
     Provision for doubtful accounts                                                              84                66
     Restructuring and impairment charge                                                      21,500             5,900
     Gain on disposition of property and equipment                                              (900)               19
     Deferred income taxes                                                                    (7,023)
     Changes in assets and liabilities:
          Accounts receivable                                                                 (6,402)            4,507
          Inventories                                                                           (374)           (4,713)
          Other assets                                                                         1,403             1,529
          Accounts payable                                                                     7,399            (8,468)
          Accrued liabilities                                                                 (5,406)          (10,959)
          Income taxes, net                                                                    1,608               479
                                                                                            --------          --------
               Net cash provided by operating activities                                      10,877             5,261
                                                                                            --------          --------

Investing activities:
  Capital expenditures                                                                        (5,796)           (9,588)
  Proceeds from disposition of property and equipment                                          5,098               107
  Other                                                                                           62               (12)
                                                                                            --------          --------
               Net cash used in investing activities                                            (636)           (9,493)
                                                                                            --------          --------

Financing activities:
  Net borrowings under bank revolving credit agreement                                        53,800             9,000
  Extinguishment of long-term debt                                                           (50,000)
  Decrease in unpresented bank drafts                                                         (9,545)           (4,416)
  Purchases of treasury stock, net                                                            (1,812)             (394)
  Financing costs incurred                                                                    (2,261)             (313)
                                                                                            --------          --------
               Net cash provided by (used in) financing activities                            (9,818)            3,877
                                                                                            --------          --------

Net increase (decrease) in cash and equivalents                                                  423              (355)

Cash and equivalents:
  Beginning of period                                                                            961               696
                                                                                            --------          --------
  End of period                                                                             $  1,384          $    341
                                                                                            ========          ========




Supplemental disclosures of cash flow information:

  Cash paid (refunded) during the period for:
     Interest                                                                               $ 13,488          $ 14,689
                                                                                            ========          ========
     Income taxes                                                                           $ (1,020)         $ (1,034)
                                                                                            ========          ========

  Noncash investing and financing activities:

     Amounts owed for capital expenditures                                                  $    632          $    467
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

1.   GENERAL

     The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of July 1, 2001 and October 1, 2000 and for the three and nine month periods ended July 1, 2001 and July 2, 2000 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and nine month periods ended July 1, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 1, 2000.

     The Company operates on a 52/53 week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter.

     On July 1, 2001, the Company merged its Milton Can Company, Inc. subsidiary into its BWAY Manufacturing, Inc. ("BMI") subsidiary. After the merger, BMI is the Company's sole significant subsidiary and responsible for all manufacturing operations and material center services. The Company sells and markets its products under the BWAY Corporation name.


2.   INVENTORIES

     Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                    July 1,       October 1,
                                     2001            2000
                                   --------       ----------
     Inventories at FIFO cost:
      Raw materials                $ 5,256         $ 6,033
      Work-in-process               30,710          30,415
      Finished goods                 9,725           9,074
                                   -------         -------
                                    45,691          45,522
      LIFO reserve                     161             161
      Market reserve                  (161)           (161)
                                   -------         -------
              Inventories, net     $45,691         $45,522
                                   =======         =======

3.   INTANGIBLE ASSETS

     In June 2001, the Company recorded a $4.2 million impairment charge for goodwill and other intangible assets related to the Company's third quarter fiscal 2001 restructuring charge. The impairment charge consisted of $3.7 million related to tradenames of the former Milton Can Company, Inc. subsidiary that was merged into BMI on July 1, 2001, and $0.5 in unamortized goodwill that was impaired by the sale of the Platemasters facility. After the impairment, intangible assets consist of the following:


                                                                       July 1,       October 1,
                                                                        2001           2000
                                                                       -------       ----------
Goodwill, net of accumulated amortization of $13,737 and $12,166       $71,348         $73,420
                                                                       -------         -------
Other intangibles:
  Customer lists                                                         7,743           7,753
  Tradenames                                                                             4,704
  Noncompete agreements                                                  4,494           4,509
                                                                       -------         -------
                                                                        12,237          16,966
  Less accumulated amortization                                         (7,469)         (7,750)
                                                                       -------         -------
Other intangibles, net                                                   4,768           9,216
                                                                       -------         -------
          Intangibles, net                                             $76,116         $82,636
                                                                       =======         =======

4.   STOCKHOLDERS' EQUITY

     Earnings per common share are based on the weighted average number of common shares. Diluted earnings per common share include common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic and diluted common shares outstanding were 8.9 million and 9.3 million in the third fiscal quarters of 2001 and 2000, respectively. For the nine-month period ended July 2, 2000, approximately 24,000 of common stock equivalents were excluded from the related diluted loss per common share calculation. For the three and nine-month periods ended July 1, 2001, there were no common stock equivalents that were anti-dilutive. In November 2000, the Company's Board of Directors approved a $3 million increase in the Company's stock repurchase program. During the third quarter of fiscal 2001, the Company purchased 324,600 shares of treasury stock for approximately $947,000. During the nine month period ended July 1, 2001, the Company purchased 529,112 shares of treasury stock for approximately $1.8 million. The Company expects to continue its historical practice of purchasing its stock for treasury.


5.   CREDIT AGREEMENT

     On May 22, 2001, the Company entered into a new credit agreement with Bankers Trust Company (an affiliate of Deutsche Bank) as agent ("Credit Facility"). The Credit Facility is a $90 million secured, four-year agreement. Available borrowings under the Credit Facility are limited to a borrowing base that consists of $25 million related to fixed assets ("Fixed Asset Sub-limit") and percentages of eligible accounts receivable and inventories. The Credit Facility is subject to certain restrictive covenants. (See Exhibit 10.1, the full text of the Credit Facility as amended.) Interest rates under the Credit Facility are either prime (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. Initial borrowings under the Credit Facility were used to repay all obligations and terminate the Company's then existing Credit Agreement. The new Credit Facility expires May 22, 2005.

     Associated with the Company's new Credit Facility, a $0.4 million charge to write-off unamortized deferred financing costs associated with the previous credit agreement is reflected in the statement of income as an extraordinary item net of its related tax benefit of $0.1 million. Additionally, the Company has deferred approximately $2.0 million in financing costs related to the underwriting of the Credit Facility, which will be amortized to interest expense over its four-year term.

     At July 1, 2001, the Company had an available borrowing limit of $84.5 million under its $90 million Credit Facility. The Company had borrowed $30.0 million of available borrowings at July 1, 2001. At July 1, 2001, the prime rate margin was 1.000% and the LIBOR rate margin was 2.750%.


6.   RESTRUCTURING AND IMPAIRMENT CHARGE AND PURCHASE ACCOUNTING LIABILITIES

     The following table sets forth changes in the Company's purchase accounting and restructuring liabilities from October 1, 2000 to July 1, 2001. New charges relate to the $5.3 million restructuring charge recorded in June 2001, as discussed below.



-----------------------------------------------------------------------------------------------------------------
(In millions)
                                                   Balance            New                               Balance
                                               October 1, 2000      Charges        Expenditures      July 1, 2001
                                               ---------------      ------         ------------      ------------
Purchase accounting liabilities:
  Equipment demolition costs                        $1.1             $ --             $(1.1)             $ --
  Severance costs                                    0.2               --              (0.2)               --
  Facility closure costs                             1.2               --              (1.2)               --
-----------------------------------------------------------------------------------------------------------------
                                                     2.5               --              (2.5)               --
-----------------------------------------------------------------------------------------------------------------
Restructuring liabilities:
  Severance costs                                    0.1              0.5              (0.2)              0.4
  Facility closure costs                             0.4              4.6              (0.4)              4.6
  Other                                              0.4              0.2              (0.3)              0.3
-----------------------------------------------------------------------------------------------------------------
                                                     0.9              5.3              (0.9)              5.3
-----------------------------------------------------------------------------------------------------------------
Total restructuring and purchase
 accounting liabilities included in
 other current liabilities                          $3.4             $5.3             $(3.4)             $5.3
=================================================================================================================
-----------------------------------------------------------------------------------------------------------------

     In June 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The $21.5 million charge includes $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments relate to the write off of $4.2 million in intangibles and $12.0 million in redundant equipment at the facilities to be closed. The redundant equipment was taken out of service by July 1, 2001. Facility closure costs consisting primarily of future lease obligations, relate to the closing of the Company's manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. Of the 208 employees to be terminated, 35 were terminated by July 1, 2001. The remaining 173 terminations should be completed before the Company's fiscal 2001 year end.

     As part of the Company's rightsizing plan, on April 2, 2001, the Company sold the majority of the equipment, inventories and accounts receivable of its Platemasters facility, which provided pre-press services both to the Company and outside customers. The Platemasters assets were sold for $0.5 million, which approximated book value. In conjunction with the sale, the buyer and the Company executed an agreement whereby the buyer will be the exclusive supplier of certain pre-press services to the Company for a term of three years at market rates.


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

     In July 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 affects goodwill and indefinite lived other intangibles by discontinuing ratable amortization in favor of periodic impairment testing. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company is considering the early adoption of this statement. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. During the first nine months of fiscal 2001, the Company recorded goodwill amortization expense of $1.7 million or $0.19 per share.

8.   SUBSEQUENT EVENTS

     On June 11, 2001, the Company issued an offer to exchange all outstanding options to purchase common stock issued under the BWAY 1995 Long Term Stock Incentive Plan (the "Plan"), as amended and restated. The offer allowed all holders, including employees and directors, to tender for cancellation any option with an exercise price per share of $9.00 or more in exchange for new options that will be granted under the Plan at fair market value of the stock on or about the first business day that is at least six months and one day following the date the tendered options are accepted for exchange. As of the July 31, 2001 offer expiration date, optionees had tendered 1,198,622 options, representing 99.3% of the eligible options for cancellation with a $13.44 average option price. The Company accepted all options tendered for cancellation on July 31, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased 1.4% in the third quarter of fiscal 2001 to $123.0 million from $121.3 million in the third quarter of fiscal 2000. Net sales decreased 3.2% to $336.7 million in the first nine months of fiscal 2001 from $347.7 million in the first nine months of fiscal 2000. The 1.4% increase for the quarter indicates slightly stronger conditions in the Company's markets and a specific improvement in aerosol can sales. The year-to-date net sales decrease resulted from a general business slowdown and inventory reductions on the part of the Company's customers during the first half of fiscal 2001. Additionally, year-to-date net sales were affected by the Company's strategic decision to exit certain customer relationships where technical and production requirements did not match the existing capabilities at the Company's material center services operations.

Cost of products sold (excluding depreciation and amortization) increased 4.3% to $107.0 million in the third quarter of fiscal 2001 from $102.6 million in the third quarter of fiscal 2000. Cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 87.0% in the third quarter of fiscal 2001 from 84.6% in the third quarter of fiscal 2000. Cost of products sold (excluding depreciation and amortization) increased 0.3% to $301.2 million for the first nine months of fiscal 2001 from $300.4 million for the first nine months of fiscal 2000. Cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 89.5% in the first nine months of fiscal 2001 from 86.4% in the first nine months of fiscal 2000. The increase in cost of product sold (excluding depreciation and amortization) as a percentage of net sales for the quarter was primarily due to changes in the Company's reserves for slow moving and obsolete inventory and inventory shrinkage. The fiscal 2001 year-to-date increase in cost of products sold (excluding depreciation and amortization) as a percentage of net sales was primarily attributable to lower sales and weak operating performance at certain of the Company's manufacturing facilities during the first half of fiscal 2001. Additionally, shortfalls in sales volumes have made manufacturing improvement initiatives more difficult and slower to achieve.

Gross margin (excluding depreciation and amortization) for the third quarter of fiscal 2001 was 13.0% of net sales compared to 15.4% for the third quarter of
fiscal 2000.   Gross margin (excluding depreciation and amortization) for the nine months of fiscal 2001 was 10.5% of net sales compared to 13.6% for the first nine months of fiscal 2000. The decreases in gross margin as a percentage of net sales are due to the factors discussed above.

Depreciation and amortization expense decreased $1.2 million to $5.2 million in the third quarter of fiscal 2001 from $6.4 million in the third quarter of fiscal 2000. Depreciation and amortization decreased $1.1 million to $15.6 million in the first nine months of fiscal 2001 from $16.7 million in the first nine months of fiscal 2000. The three and nine month periods ended July 2, 2000 include additional depreciation of approximately $1.1 million and $1.4 million, respectively, due to the shortened useful lives of certain computer systems and equipment. The current year depreciation related to the Company's capital expenditure program partially offset the decrease discussed above.

Selling and administrative expense decreased 6.1% to $3.6 million in the third quarter of fiscal 2001 from $3.9 million in the third quarter of fiscal 2000. Selling and administrative expense as a percentage of net sales decreased to 2.9% for the third quarter of fiscal 2001 from 3.2% for the third quarter of fiscal 2000. Selling and administrative expense decreased 15.3% to $11.3 million in the first nine months of fiscal 2001 from $13.4 million in the first nine months of fiscal 2000. Selling and administrative expense as a percentage of net sales decreased to 3.4% for the first nine months of fiscal 2001 from 3.8% for the first nine months of fiscal 2000. The elimination of overhead costs related to the Company's fiscal 2000 restructuring was the primary reason for the decrease in selling and administrative expense.

In the third quarter of fiscal 2001, the Company recorded a restructuring and impairment charge of $21.5 million. The Company is rightsizing its manufacturing cost structure by consolidating four smaller plants into two larger plants to achieve greater economies of scale and lower overall manufacturing cost. The Company's Elizabeth, New Jersey facility will be closed and the business volume will be reallocated primarily to the Company's York,
Pennsylvania facility.   A second plant located in Garland, Texas will also
cease operations with business volume reallocated primarily to the Company's plants in Dallas, Texas. The $21.5 million charge includes $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments relate to the write off of $4.2 million in intangibles and $12.0 million in redundant equipment at the facilities to be closed.

The Company recorded a restructuring and impairment charge of $5.9 million in the second quarter of fiscal 2000 related to the simplification of the Company's structure which facilitated the closing of two administrative offices, termination of 89 employees and write-down of certain material center equipment held for disposal.

Interest expense decreased 15.4% to $3.7 million in the third quarter of fiscal 2001 from $4.4 million in the third fiscal quarter of 2000. The Company's total debt decreased to $130.0 million at July 1, 2001 from $155.5 million at July 2, 2000. Interest expense decreased 7.4% to $11.6 million for the first nine months of fiscal 2001 from $12.6 million for the first nine months of fiscal 2000. Net interest expense decreased due to a reduction in average borrowings and generally lower interest rates. The Company's borrowing rate under the Credit Facility is impacted by market rates and contractual rate margins.

On April 4, 2001, the Company sold the Chicago, Illinois material center services property for $5.2 million. A gain of $0.9 million was recognized as other income in the third quarter of fiscal 2001.

Income (loss) before income taxes and extraordinary item decreased $21.2 million to a loss of $17.2 million in the third quarter of fiscal 2001 from income of $4.0 million in the third quarter of fiscal 2000. Loss before income taxes and extraordinary item decreased $22.8 million to $23.8 million in the first nine months of fiscal 2001 from $1.0 million for the first nine months of fiscal 2000. The changes in income (loss) before income taxes and extraordinary item are due to the factors discussed above.

The provision (benefit) for income taxes changed $5.6 million to a benefit of $3.4 million in the third quarter of fiscal 2001 from a provision of $2.2 million in the third quarter of fiscal 2000. The change is due to the change in income (loss) before income taxes and extraordinary item offset by a reduced effective tax rate. The benefit for income taxes increased $5.8 million to $6.3 million in the first nine months of fiscal 2001 from $0.6 million in the first nine months of fiscal 2000. The increase is due to an increase in the Company's loss before income taxes and extraordinary item offset by a reduced effective tax rate.

Basic and diluted earnings (loss) per common share decreased $1.80 to ($1.60) for the third quarter of fiscal 2001 from $0.20 for the third quarter of 2000. The weighted-average diluted common shares outstanding were 8.9 million and 9.3 million for the respective quarters. Basic and diluted loss per common share increased $1.93 to ($1.98) for the first nine months of fiscal 2001 from ($0.05) for the first nine months of fiscal 2000. The weighted-average diluted common shares outstanding were 9.0 million and 9.3 million for the respective nine-month periods.

Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the first nine months of fiscal 2001 were primarily financed through internally generated cash flows and borrowings under the Company's credit agreements. On May 22, 2001, the Company entered into a new credit agreement with Bankers Trust Company (an affiliate of Deutsche Bank) for a new four-year, $90 million secured credit facility. The Company used initial borrowings under the new Credit Facility to repay obligations under the Company's Credit Agreement, which was
terminated.   The new Credit Facility replaced the Company's $125 million credit agreement. The Company believes the new Credit Facility will sufficiently support ongoing operations. In connection with the new Credit Facility, the Company incurred approximately $2.0 million in financing fees that will be amortized over the life of the four-year agreement.

At July 1, 2001, the Company had a borrowing limit under its new Credit Facility of $90 million. Interest rates under the new Credit Facility are either prime (as determined by Deutsche Bank AG, New York Branch) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. At July 1, 2001, the prime rate margin was 1.000% and the LIBOR rate margin was 2.750%.

As of July 1, 2001, the Company had borrowed $30.0 million under the $90 million Credit Facility. Available borrowings under the Credit Facility are based on a borrowing base, which was limited to $84.5 million at July 1, 2001.

Net cash provided by operating activities during the first nine months of fiscal 2001 was $10.9 million compared to $5.3 million provided during the first nine months of fiscal 2000. During the first nine months of fiscal 2001, cash from operating activities was primarily provided by income before depreciation, amortization and restructuring and by increased trade payables. Cash was primarily used to increase accounts receivable and reduce accrued liabilities. During the first nine months of fiscal 2000, cash from operating activities was primarily provided by income before depreciation, amortization and restructuring and by reductions in accounts receivable. Cash was primarily used to increase inventories and reduce accounts payable and accrued liabilities.

Net cash used in investing activities during the first nine months of fiscal 2001 decreased $8.9 million to $0.6 million from $9.5 million for the first nine months of fiscal 2000. Net cash used in investing activities was primarily used for capital expenditures during the first nine months of each fiscal year.
Lower capital expenditures in the first nine months of fiscal 2001 are a result of management's intent to closely control capital expenditures and focus free cash flow primarily on debt reduction. Cash in the first nine months of fiscal 2001 was primarily provided in the third quarter by proceeds from the sale of the Company's Chicago, Illinois material centers property, partially offset by capital expenditures.

Net cash used in financing activities was $9.9 million during the first nine months of fiscal 2001 compared to $3.9 million provided during the first nine months of fiscal 2000. Net borrowings under the Company's credit agreements decreased $5.2 million to $3.8 million for the first nine months of fiscal 2001 compared to $9.0 million for the first nine months of fiscal 2000. Cash used in financing activities for the first nine months of fiscal 2001 was used to decrease unpresented bank drafts, to purchase treasury stock and to pay financing costs associated with the Company's credit agreements. Cash used in the first nine months of fiscal 2000 was primarily used to decrease unpresented bank drafts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's interest rates under its Credit Facility are variable subject to market changes and applicable rate margins based on the Company's financial performance. At July 1, 2001, the Company had borrowings under the Credit Facility of $30.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings by $0.1 million based on the July 1, 2001 debt level.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

See Index to Exhibits.

A current report on Form 8-K was filed July 10, 2001 reporting the dissemination of a letter by the Company's chairman of the board and CEO which included certain forward looking statements pursuant to Regulation FD. The letter was sent to certain option holders who are able to participate in the Company's stock option replacement program pursuant to a tender offer as amended and filed July 10, 2001 on Form SC TO-I/A.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BWAY Corporation
                                     (Registrant)



Date:  August 15, 2001               By: /s/ Kevin C. Kern
                                         ---------------------------------------
                                             Kevin C. Kern
                                             Vice President of Administration
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)



Form 10-Q: For the quarterly period ended July 1, 2001

                               INDEX TO EXHIBITS
               -------------------------------------------------

Exhibit
  No.                              Description of Document
-------    --------------------------------------------------------------------
  4.1 Offer to exchange all outstanding options to purchase common stock issued under the BWAY 1995 Long Term Stock Incentive Plan (the "Plan'), as amended and restated, that have an exercise price of $9.00 per share or more for new options to be granted under the BWAY 1995 Long Term Stock Incentive Plan, as amended and restated, dated June 11, 2001.
 10.1 Credit Agreement among Armstrong Containers, Inc., BWAY Corporation, BWAY Manufacturing, Inc. and Milton Can Company, Inc. as borrowers with BWAY Corporation, as funds administrator, the lenders, and Bankers Trust Company, as agent and Bank of America, N.A., as documentation agent, dated as of May 22, 2001, as amended.
 10.2 Change in Control Agreement, between BWAY Corporation and Thomas Eagleson, dated August 9, 2001.
 10.3 Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001.
 10.4 Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001.