Form 10-K
period 2001-09-30
BWAY CORP
filed 2001-12-21
CIK 943897

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

             [X] Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of December 12, 2001, the aggregate market value of the voting stock held by non-affiliates of BWAY Corporation was approximately $97,460,227.

As of December 12, 2001, there were 8,701,806 shares of BWAY Corporation's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of BWAY Corporation's Proxy Statement to be mailed to stockholders on or about January 18, 2002 for the Annual Meeting of Stockholders to be held on February 20, 2002 are incorporated in Part III hereof by reference.

                                BWAY CORPORATION

                                TABLE OF CONTENTS

PART I                                                                              Page
                                                                                    ----
Item 1.  Business                                                                      1
Item 2.  Properties                                                                    5
Item 3.  Legal Proceedings                                                             6
Item 4.  Submission of Matters to a Vote of Security Holders                           6

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters        6
Item 6.  Selected Financial Data                                                       7
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      10


Item 7A. Quantitative and Qualitative Disclosures about Market Risk                   15
Item 8.  Financial Statements and Supplementary Data                                  15
Item 9.  Changes in and Disagreements With Accountants on Accounting and              15
           Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant                           15
Item 11. Executive Compensation                                                       16
Item 12. Security Ownership of Certain Beneficial Owners and Management               16
Item 13. Certain Relationships and Related Transactions                               16

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on                      16
          Form 8-K



                        BWAY CORPORATION AND SUBSIDIARIES

                             FORM 10-K ANNUAL REPORT

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                     PART I

Item 1.  Business

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

     BWAY Corporation ("BWAY") is a holding company whose significant subsidiary is BWAY Manufacturing, Inc. ("BWAY Manufacturing") (collectively the "Company"). In the fourth quarter of fiscal 2001, the Company simplified its legal organizational structure and merged its Milton Can Company, Inc. ("MCC") subsidiary into BWAY Manufacturing. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of and Enterprise and Related Information."

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

     The metal container industry is currently divided into three product categories: beverage, food and general line. General line includes containers used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, and household and personal care aerosol products. Management estimates, based on calendar 2000 industry data published by the Can Manufacturers Institute, that 2000 industry shipments totaled approximately 136 billion units in the following categories: beverage (100 billion units), food (32 billion units) and general line (4 billion units). Of the 136 billion units, 31 billion units were made of steel and 105 billion units were made of aluminum. The beverage category, in which the Company does not compete, is the primary category using aluminum. Most of the companies that produce beverage and food cans do not compete in the general line product categories and few companies compete in all three product categories

      The Company's principal products include a wide variety of steel cans and pails used for packaging paint and related products, lubricants, cleaners, roof and driveway sealants, food (principally coffee and nuts) and household and personal care aerosol products. The Company also manufactures steel ammunition boxes and provides material center services. The Company's products are typically coated on the inside to customer specifications based on intended use and are either decorated on the outside to customer specifications or sold undecorated. The Company markets its products primarily in North America. The Company's sales to foreign customers were less than 5 percent for both fiscal 2000 and fiscal 2001. Sales are made by the Company's direct sales force, third party distributors and sales agents. Sales growth has been accomplished primarily through acquisitions and, to a lesser extent, internally generated growth.

Acquisitions and Dispositions

     In November 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations (the "U.S. Can Acquisition"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, material center services, which are part of the Company's core business, and tinplate metal services, which are not a business of the Company. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed, and operating results for this acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

     In November 1998, management committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with other Company facilities. In connection with the recording of the purchase, the Company established a reorganization liability of approximately $11 million. For further information, see the "Acquisitions" note in the Notes to the Consolidated Financial Statements at Item 8.

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

     In June 2001, the Company implemented a restructuring plan. As part of that plan, redundant equipment at the Company's manufacturing facilities in Elizabeth, New Jersey and Garland, Texas was taken out of service and the facilities were closed in September 2001. The existing business serviced by those facilities was primarily transferred to the Company's Dallas, Texas and York, Pennsylvania facilities.

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

     The following table sets forth the Company's percentage of net sales by product lines for fiscal 2001, 2000 and 1999.

Percentage of the Company's Net Sales

                                   Year Ended September 30,

     Product                       2001      2000      1999
     -------                       ----      ----      ----

     General Line Containers        84%       82%       81%
     Material Center Services       13%       15%       16%
     Ammunition Boxes                3%        3%        3%
                                  --------------------------
              Total                100%      100%      100%
                                  --------------------------

     General Line Products

     The primary uses for the Company's containers are for paint and related products, lubricants, cleaners, roof and driveway sealants, charcoal lighter fluid, household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), oblong or "F" style cans (typical paint thinner cans), specialty cans (typical PVC or rubber cement cans, brake fluid and other automotive after-market products cans and an assortment of other specialty containers), aerosol cans, pails and food products/coffee cans. The Company produces a full line of these products to serve the specific requirements of a wide range of customers. Most of the Company's products are manufactured in facilities that are strategically located to allow the Company to deliver product to customer filling locations for such products within a one day transit time.

     Paint Cans. The Company produces round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales.

     Oblong or "F" Style Cans. Oblong or "F" style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint related products, charcoal lighter fluid and waterproofing products. The Company produces oblong cans in sizes ranging from three ounces to one gallon.

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

     Aerosol Cans. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides. The Company produces a variety of sizes, which may be decorated to customer specifications.

     Pails. Pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either "closed head" for easy pouring products, or "open head" for more viscous products, with a lid which is crimped on after filling. The Company manufactures steel pails in sizes ranging from 2.5 to 7 gallons.

     Food Products/Coffee Cans. The Company produces cans for peanuts, vegetable oil and coffee. The Company produces coffee cans in sizes commonly referred to as 1 pound, 2 pound and 3 pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies. The Company does not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can.

     Material Center Services

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

Customers

     The Company sells its products to a large number of customers in numerous industry sectors. Sales to the Company's ten largest customers accounted for approximately 43% of sales in fiscal 2001. During fiscal 2001, sales to any specific customer did not equal or exceed 10% of sales during the period.

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

     Various domestic and foreign steel producers supply the Company with tinplate steel. Procurement from suppliers depends on the suppliers' product offering, product quality, service and price. Because a significant number of reliable suppliers produce the steel used in the Company's process, management believes that it would be able to obtain adequate replacement supplies in the market should one of the current suppliers discontinue supplying the Company. The Company increased its purchases of tinplate and cold rolled products from foreign sources from fiscal 1999 through fiscal 2001. The Company believes that since a significant number of domestic suppliers have excess capacity, the Company would be able to obtain adequate replacement supplies if steel imports became limited in the future.

     Steel prices have historically been adjusted annually on January 1. Most tinplate, blackplate and cold rolled steel producers have announced price increases effective January 1, 2002. Tinplate consumers, such as the Company, typically negotiate late in the calendar year for the next calendar year on terms of volume and price. Terms agreed to have historically held through the following year, but there is no assurance that this practice will remain unchanged in the future. Historically, the Company has generally been able to recover increased costs of raw materials through price increases for the Company's products, although there can be no assurances that this practice will continue.

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

     The Company (and, in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to off-site waste disposal sites utilized by former or current facilities of the Company or its various predecessors. Management believes that none of these matters will have a material adverse effect on the operating results or financial condition of the Company in light of both the Company's understanding of the potential liability and the availability, in certain cases, of contractual indemnification from sellers of businesses to the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

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

Employees

     As of September 30, 2001, the Company employed approximately 1,404 hourly employees and 322 salaried employees. Of the 1,404 hourly employees, 928 are non-union and the remaining 476 are covered by six separate collective bargaining agreements. During fiscal 2001, total Company headcount decreased by 161 hourly and 67 salaried employees. During the fourth quarter of fiscal 2001, the Company closed its Elizabeth, New Jersey and Garland, Texas manufacturing facilities and terminated 208 employees. The terminated employees primarily consisted of hourly employees and terminations were completed by September 30, 2001.

     During fiscal 2001, the Company reached new collective bargaining agreements with three of the six collective bargaining units covering its employees. The Company reached an agreement with Local 14-M of the Graphic Communication Workers International Union at its Trenton, New Jersey facility affecting approximately 76 employees for the period April 1, 2001 through March 31, 2004. The Company reached an agreement with Chicago Local 458-3M Graphic Communications Workers International Union at its Franklin Park, Illinois facility affecting approximately 15 employees for the period October 1, 2000 through October 15, 2003. The Company reached an agreement with Local 162 International Association of Machinists and Aerospace Workers Union District 34 at its Cincinnati, Ohio facility affecting approximately 15 employees for the period September 11, 2001 through September 10, 2004. None of the collective bargaining agreements affecting the Company's employees have expiration dates in fiscal 2002.

     Item 2.  Properties

     The following table sets forth certain information with respect to the Company's headquarters and significant manufacturing facilities as of December 12, 2001.


                                        General        Approximate    Type of
Location                               Character     Square Footage   Interest
--------                               ---------     --------------  ----------
Atlanta, Georgia (Headquarters)          Office           24,000       Leased
Chicago, Illinois (Kilbourn)         Manufacturing       141,000        Owned
Cincinnati, Ohio                     Manufacturing       467,000       Leased
Dallas, Texas (Thompson)             Held For Sale       110,000        Owned
Dallas, Texas (Southwestern)         Manufacturing        88,000        Owned
Elizabeth, New Jersey              Warehouse / Vacant    211,000       Leased
Fontana, California                  Manufacturing        72,000       Leased
Franklin Park, Illinois              Manufacturing       115,000       Leased
Garland, Texas                     Warehouse / Vacant    108,000       Leased
Homerville, Georgia                  Manufacturing       395,000        Owned
Memphis, Tennessee                   Manufacturing        75,000       Leased
Picayune, Mississippi                Manufacturing        60,000       Leased
Trenton, New Jersey                  Manufacturing       105,000       Leased
York, Pennsylvania                   Manufacturing        97,000        Owned

     A non-operating material center services facility located in Chicago, Illinois was sold during the third quarter of fiscal 2001.

     The Elizabeth, New Jersey and Garland, Texas manufacturing facilities were closed in the fourth quarter of fiscal 2001. The Company is using approximately 50,000 square feet of the Elizabeth facility and approximately 40,000 square feet of the Garland facility for warehousing finished goods inventory. The Company is actively marketing the remaining vacant space for sublease.

     The Company believes its properties are generally in good condition, well maintained and suitable for their intended use.

Item 3.  Legal Proceedings

     The Company is involved in certain proceedings relating to environmental matters as described under Item 1. "Business - Environmental, Health and Safety Matters."

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. No such currently pending proceedings are expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 2001 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     BWAY Corporation common stock is traded on the New York Stock Exchange under the ticker symbol "BY". There were 75 holders of record of the Common Stock on December 12, 2001.

     Because BWAY is a holding company, its ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from its significant operating subsidiary. The Company's Credit Facility dated May 22, 2001, as amended (the "Credit Facility"), among BWAY and certain of its subsidiaries, Bankers Trust Company (an affiliate of Deutsche Bank) and various other lenders, restricts the ability of BWAY and its subsidiaries to pay dividends or make other restricted payments and places certain restrictions on the Company with regard to incurring additional indebtedness, other than as specified in the credit agreement. Additionally, the Company's Indenture dated April 11, 1997 (the "Indenture") relating to its $100 million, 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") also restricts the ability of BWAY and its subsidiaries to pay dividends or make other payments, and places certain restrictions on the Company with regard to incurring additional indebtedness, other than as specified in the Indenture.

     Any future determination to pay dividends will be made by the Company's Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreement, indenture, business strategies and such other factors as the Board of Directors may deem relevant at such time. Historically, the Company has not paid any cash distributions or other dividends on the Common Stock and presently intends to retain its earnings to finance the development of its business for the foreseeable future.

     The Company repurchased 0.6 million shares of its common stock for approximately $2.0 million during fiscal 2001 under the Company's common stock repurchase program.

     The table below sets forth the high and low sales price information for the Common Stock for each quarter of fiscal 2000 and fiscal 2001.

            Fiscal Quarter                 High                 Low
            --------------                -------             -------

           First quarter, 2000            $  9.69             $  5.50
           Second quarter, 2000           $  8.50             $  3.81
           Third quarter, 2000            $  8.44             $  5.94
           Fourth quarter, 2000           $  7.44             $  4.38
           First quarter, 2001            $  5.31             $  2.75
           Second quarter, 2001           $  4.13             $  3.35
           Third quarter, 2001            $  7.00             $  2.60
           Fourth quarter, 2001           $  7.00             $  5.20


Item 6.  Selected Financial Data

     The selected historical consolidated financial data as of and for each of the years in the five years ended September 30, 2001 have been derived from the audited consolidated financial statements of the Company. The results of operations include the results of the U.S. Can Acquisition described under "Business-- Acquisitions and Dispositions" contained in Item 1 of this report and have been included in the Company's consolidated financial statements from the date of the acquisition. The selected consolidated financial data is qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and with the Company's consolidated financial statements and the related notes thereto included in Item 8 of this report.


                                                                            Fiscal Year Ended September 30, (1)
                                                            -----------------------------------------------------------------
                                                               2001           2000         1999 (2)      1998        1997 (3)
                                                            ----------     ----------    ----------   ----------   ----------
Income Statement Data:

Net sales (4)                                                $ 475,039      $ 479,775     $ 487,549    $ 419,474    $ 419,796
                                                            ----------     ----------    ----------   ----------   ----------

Costs, expenses and other
  Cost of products sold (excluding depreciation and
    amortization) (4)                                          425,084        422,834       424,942      354,973      359,052
  Depreciation and amortization (5)                             20,713         22,411        17,246       13,465       13,024
  Selling and administrative expense                            15,610         17,058        19,678       22,748       19,651
  Restructuring and impairment charge  (6)  (7)  (8)            21,500          5,900             -       11,532            -
  Interest expense, net                                         15,325         16,657        14,733       13,021       10,649
  Gain on curtailment of postretirement benefits (9)                 -         (1,171)            -       (1,861)      (5,828)
  Other, net                                                      (970)          (662)           33          127          998
                                                            ----------     ----------    ----------   ----------   ----------
    Total costs, expenses, and other                           497,262        483,027       476,632      414,005      397,546


Income (loss) before income taxes, extraordinary item
  and cumulative effect of change in accounting                (22,223)        (3,252)       10,917        5,469       22,250

   Provision (benefit) for income taxes                         (6,042)          (334)        5,290        2,789        9,146
                                                            ----------     ----------    ----------   ----------   ----------

Income (loss) before extraordinary item and cumulative
  effect of change in accounting                               (16,181)        (2,918)        5,627        2,680       13,104
                                                            ----------     ----------    ----------   ----------   ----------

  Extraordinary loss resulting from the extinguishment
    of debt, net of tax benefit of $115 (10)                      (307)             -             -            -            -


Income (loss) before cumulative effect of change in
  accounting                                                   (16,488)        (2,918)        5,627        2,680       13,104
                                                            ----------     ----------    ----------   ----------   ----------


Cumulative effect of change in accounting for systems
  development cost, net of related tax benefit of $823 (11)          -              -             -       (1,161)           -
                                                            ----------     ----------    ----------   ----------   ----------

Net income (loss)                                            $ (16,488)     $  (2,918)    $   5,627    $   1,519    $  13,104
                                                            ==========     ==========    ==========   ==========   ==========
Basic earnings (loss) per common share data:
  Income (loss) before extraordinary item and accounting
    change                                                   $   (1.80)     $   (0.31)    $    0.60    $    0.28    $    1.33
  Extraordinary item (10)                                        (0.04)             -             -            -            -
  Cumulative effect of change in accounting (11)                     -              -             -        (0.12)           -
                                                            ----------     ----------    ----------   ----------   ----------
  Net income (loss)                                          $   (1.84)     $   (0.31)    $    0.60    $    0.16    $    1.33
                                                            ==========     ==========    ==========   ==========   ==========
Diluted earnings (loss) per common share data:
  Income (loss) before extraordinary item and accounting
    change                                                   $   (1.80)     $   (0.31)    $    0.60    $    0.27    $    1.31
  Extraordinary item (10)                                        (0.04)             -             -            -            -
  Cumulative effect of change in accounting (11)                     -              -             -        (0.12)           -
                                                            ----------     ----------    ----------   ----------   ----------
  Net Income (loss)                                          $   (1.84)     $   (0.31)    $    0.60    $    0.15    $    1.31
                                                            ==========     ==========    ==========   ==========   ==========

Weighted average basic common shares outstanding                 8,979          9,278         9,323        9,527        9,817
                                                            ==========     ==========    ==========   ==========   ==========

Weighted average diluted common shares outstanding               8,979          9,278         9,453        9,959        9,983
                                                            ==========     ==========    ==========   ==========   ==========

                                                          Fiscal Year Ended September 30, (1)
                                     -----------------------------------------------------------------------
                                       2001           2000            1999            1998            1997
                                     ---------      --------        --------        --------        --------
Balance Sheet Data:
   Working capital                   $  8,369       $ 14,583        $ 14,146        $    737        $  6,890
   Property, plant and equipment,
     net                              113,365        133,870         144,716         133,960         123,617
   Total assets                       300,895        332,723         362,023         313,711         316,377
   Long-term debt (including
     current maturities)              112,808        126,200         146,500         122,272         115,532
   Stockholders' equity                60,435         78,961          82,053          77,188          85,466
   Cash dividends (12)                      -              -               -               -               -

(1) The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. For simplicity of presentation, the Company has presented year-ends as September 30.

(2) The results of operations for the year ending September 30, 1999 include the results from the November 9, 1998 U. S. Can Acquisition.

(3) The results of operations for the year ending September 30, 1997 include the results from the October 28, 1996 acquisition of substantially all of the assets of the aerosol can business of Ball Metal Food Container Corporation.

(4) The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. The Company adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. Reclassifications of $19.1 million, $19.2 million, $20.5 million, $18.4 million and $17.6 million for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively, are reflected in all periods shown for comparative purposes.

(5) Depreciation for fiscal 2000 includes an additional $2.5 million of depreciation related to shortened useful lives of certain computer systems.

(6) In the third quarter of fiscal 2001, the Company recorded a $21.5 million restructuring and impairment charge related to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of the closings. See the "Restructuring and Impairment Charge" note in the Notes to the Consolidated Financial Statements on Page F-17 as set forth in Item 8.

(7) In the second quarter of fiscal 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees, and the write-down of equipment held for disposal. See the "Restructuring and Impairment Charge" note in the Notes to the Consolidated Financial Statements on page F-17 as set forth in Item 8.

(8) During the third quarter of fiscal 1998, the Company recorded a restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes. See the "Restructuring and Impairment Charge" note in the Notes to the Consolidated Financial Statements on page F-17 as set forth in Item 8.

(9) The gains on curtailment of postretirement benefits resulted from a reduction in liability for future medical benefits of certain employees of the Cincinnati, Ohio facility.

(10) The Company recorded an extraordinary loss, net of the related tax benefit, to write-off the unamortized deferred financing fees associated with the Company's previous credit agreement, which was terminated upon the execution of the Company's new credit agreement in May 2001. The extraordinary item, net of the related tax benefit, had a $(0.04) impact on earnings per share for fiscal 2001.

(11) On November 20, 1997 the EITF issued a consensus on the accounting treatment of certain information systems and process reengineering costs. The Company was involved in a business information systems and process reengineering project that was subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998, as a change in accounting. A one-time charge of $1.2 million after tax or $0.12 per diluted share for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced 1998 net earnings.

(12) Historically, the Company has not declared or paid any cash dividends on the Common Stock and does not foresee any such declarations or payments for the foreseeable future.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 8 of this report.

General

     Industry

     The Company currently derives substantially all of its revenues from the sale of steel containers manufactured at the Company's plants and from material center services. The packaging market in which the Company competes is generally mature. During recent years, the industry has experienced slight volume declines in certain product categories due to substitutions of alternative packaging such as plastic.

     Sales

     The Company's net sales have declined from $487.5 million in fiscal 1999 to $475.0 million in fiscal 2001. The decline in sales is consistent with the industry. Management believes that the decline, which occurred primarily during the first half of fiscal 2001, was primarily attributable to customer inventory corrections in light of general economic uncertainty. The Company has experienced increased sales in certain of its product categories in the second half of fiscal 2001.

     Raw Materials

     Steel is the largest component of the Company's cost of products sold and is currently supplied by large domestic and foreign manufacturers. Steel prices have historically been negotiated annually with changes effective on or about January 1 and have historically remained stable throughout the year. During fiscal 2000 and fiscal 2001, the Company increased its purchases of tinplate and cold rolled products from foreign sources.

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

Results of Operations

Year ended September 30, 2001 (fiscal 2001) compared to year ended October 1, 2000 (fiscal 2000).

     Net Sales. Net sales for fiscal 2001 were $475.0 million, a decrease of $4.7 million or 1.0% from $479.8 million in fiscal 2000. The net sales decrease is primarily due to volume declines in certain product categories resulting from a general business slowdown and customer inventory reductions during the first half of fiscal 2001. Net sales strengthened in the second half of fiscal 2001 and exceeded net sales in the second half of fiscal 2000 by $8.6 million or 3.5%.

     Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 2001 was $425.1 million, an increase of $2.3 million or 0.5% from $422.8 million in fiscal 2000. Cost of products sold as a percent of net sales increased to 89.5% in fiscal 2001 from 88.1% in fiscal 2000. The increase in cost of products sold (excluding depreciation and amortization) as percentage of net sales was primarily attributable to lower sales volumes and resulting weaker operating performance at certain of the Company's manufacturing facilities during the first half of fiscal 2001.

     Depreciation and Amortization. Depreciation and amortization decreased to $20.7 million in fiscal 2001 from $22.4 million in fiscal 2000. The decrease is partially attributable to the Company's decision to decrease the useful lives and fully depreciate certain computer equipment in fiscal 2000, which resulted in additional depreciation expense in fiscal 2000 of $2.5 million, and to reductions in depreciation in fiscal 2001 resulting from equipment write-offs associated with the Company's fiscal 2001 plant rightsizing initiatives. The decrease in fiscal 2001 was partially offset by increased depreciation associated with capital expenditures in fiscal 2001.

     Selling and Administrative Expense. Selling and administrative expense decreased to $15.6 million in fiscal 2001 from $17.1 million in fiscal 2000, primarily due to the elimination of costs resulting from a full year realization of the benefit of the Company's fiscal 2000 restructuring.

     Restructuring and Impairment Charge. During the third quarter of fiscal 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to the closing of two manufacturing facilities and the write down of intangible assets and equipment held for disposal as a result of the closing. The $21.5 million charge included $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments related to the write-off of $0.5 million in goodwill, $3.7 million in other intangibles and $12.0 million in redundant equipment at manufacturing facilities that were closed. The redundant equipment was taken out of service in the third quarter. Facility closure costs consisting primarily of future lease obligations, related to the closing of the Company's manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All 208 of the planned employee terminations were completed and the manufacturing facilities closed by September 30, 2001.

         Interest Expense, Net. Interest expense, net, decreased to $15.3 million in fiscal 2001 from $16.7 million in fiscal 2000, primarily due to lower average debt levels and lower LIBOR based interest rates. The LIBOR interest rate margin under the Company's Credit Facility was 2.75% at September 30, 2001 and will remain at that level through fiscal 2002. Although the LIBOR rate margin is fixed for fiscal 2002, the LIBOR rate itself is subject to market fluctuations. For a discussion of the Company's debt, see the "Long-Term Debt"
note in the Notes to the Consolidated Financial Statements as set forth in Item
8.

     Income (Loss) Before Income Taxes and Extraordinary Item. Income (loss) before income taxes and extraordinary item for fiscal 2001 was $(22.2) million, a decrease of $18.9 million from $(3.3) million in fiscal 2000. The change resulted from the factors described above.

     Provision (Benefit) For Income Taxes. The provision (benefit) for income taxes increased to a benefit of $(6.0) million in fiscal 2001 from a benefit of $(0.3) million in fiscal 2000. The change is due to the decrease in income
(loss) before income taxes and extraordinary item, as described above, and an increase in the Company's effective tax rate. For the reconciliation of the income tax rate with the federal statutory rate, see the "Income Taxes" note in the Notes to the Consolidated Financial Statements on page F-15 as set forth in
Item 8.

     Extraordinary Loss resulting from the Extinguishment of Debt, Net. The Company recorded an extraordinary loss of $0.3 million, net of a $0.1 million related tax benefit, in fiscal 2001 related to unamortized deferred financing fees associated with the extinguishment of the Company's former Credit Agreement. The former Credit Agreement was terminated upon the execution of the Company's current Credit Facility in May 2001.

     Net Income (Loss). Net income (loss) for fiscal 2001 was $(16.5) million, a decrease of $13.6 million from $(2.9) million in fiscal 2000. The change resulted from the factors described above.

Year ended October 1, 2000 (fiscal 2000) compared to year ended October 3, 1999 (fiscal 1999).

     Net Sales. Net sales for fiscal 2000 were $479.8 million, a decrease of $7.7 million or 1.6% from $487.5 million in fiscal 1999. The decrease was primarily due to the conversion of orders by a large customer from lithographic style cans to plain style cans, which resulted in a $5.0 million decrease in sales, and to slight volume declines in certain product categories, primarily in the paint category.

     Cost of Products Sold. Cost of products sold (excluding depreciation and amortization) in fiscal 2000 was $422.8 million, a decrease of $2.1 million or 0.5% from $424.9 million in fiscal 1999. Cost of products sold as a percent of sales increased to 88.1% in fiscal 2000 from 87.2% in fiscal 1999. The increase as a percent of sales was primarily attributable to lower sales and weak operating performance at certain of the Company's facilities.

     Depreciation and Amortization. Depreciation and amortization increased to $22.4 million in fiscal 2000 from $17.2 million in fiscal 1999. This increase includes $2.5 million of depreciation related to shortened useful lives of certain computer systems. The remaining $2.7 million increase in depreciation was primarily due to capital expenditures.

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

     Interest Expense, Net. Interest expense, net, increased to $16.7 million in fiscal 2000 from $14.7 million in fiscal 1999, primarily due to higher LIBOR based interest rates and higher interest rate margins under the Company's Credit Agreement. The interest rate margin was determined on a quarterly basis based on the Company's leverage ratio. The Company paid a higher average margin rate in fiscal 2000 compared to fiscal 1999 because of the Company's financial performance.

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

     Provision (Benefit) For Income Taxes. The provision (benefit) for income taxes decreased to a benefit of $(0.3) million in fiscal 2000 from a provision of $5.3 million in fiscal 1999. The decrease was due to the decrease in income
(loss) before income taxes and cumulative effect of change in accounting as described above. For the reconciliation of the income tax rate with the federal statutory rate, see the "Income Taxes" note in the Notes to the Consolidated Financial Statements as set forth in Item 8.

     Net Income (Loss). Net income (loss) for fiscal 2000 was $(2.9) million, a decrease of $8.5 million from $5.6 million in fiscal 1999. The change results from the factors described above.

Seasonality

     Sales of certain of the Company's products are to some extent seasonal, with sales levels generally higher in the second half of the Company's fiscal year.

Liquidity and Capital Resources

     The Company's cash requirements for operations and capital expenditures during fiscal 2001 and fiscal 2000 were primarily financed through internally generated cash flows and borrowings under the Company's credit agreement. During fiscal 2001, cash and cash equivalents decreased $0.7 million and net borrowings under the credit agreement decreased by $13.4 million.

     As of September 30, 2001, the Company had borrowed $12.8 million of the $90 million borrowing limit under its Credit Facility. However, the Credit Facility limits borrowings based on a fixed asset sublimit and percentages of eligible accounts receivable and inventories. As of September 30, 2001, the Company's borrowing base under the Credit Facility was $58.4 million. The Company was in compliance with the Credit Facility covenants at fiscal 2001 year-end.

     Credit Facility interest rates are based on interest rate margins for either the prime rate (as periodically announced by Bank of America, N.A.) or LIBOR, at the Company's option. The interest rate margin on prime borrowings is fixed at 1.0% and the LIBOR interest rate margin is fixed at 2.75% through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company's ratio of total indebtedness to EBITDA. Rate margins can be within the range of 2.0% to 3.0%.

     During fiscal 2001, net cash provided by operating activities was $22.1 million, which was comprised primarily of net loss ($16.5 million), depreciation and amortization ($20.7 million), the restructuring and impairment charge ($21.5 million) and changes in other assets, inventories, accounts payable and income taxes receivable ($6.7 million). Net cash was primarily uesd for changes in accounts receivable and accrued liabilities ($5.0) and changes in deferred taxes ($6.5 million).

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

     During fiscal 2001, net cash used in investing activities was $4.0 million. The Company used $9.4 million for capital expenditures in fiscal 2001. The Company received $5.3 million in proceeds from the disposition of property, plant and equipment in fiscal 2001, primarily from the sale of the Chicago, Illinois material center services facility, which was recorded in Assets Held for Sale at October 1, 2000.

     During fiscal 2000, net cash used in investing activities was $8.5 million. The Company used $10.9 million for capital expenditures in fiscal 2000. The Company received $2.4 million in proceeds from the disposition of property, plant and equipment in fiscal 2000, primarily from the sale of the Alsip, Illinois facility acquired in the U.S. Can Acquisition.

     During fiscal 2001, net cash used by financing activities was $18.8 million. During fiscal 2001, net repayments under the Company's credit agreements were $13.4 million. The Company also used approximately $2.0 million of cash for the repurchase of its common stock in fiscal 2001.

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

     At September 30, 2001, Credit Facility covenants prohibited the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. The Indenture governing the Company's $100 million Senior Subordinated Notes also contains certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. Covenants in the Indenture restricted the Company's ability to pay shareholder dividends and other restricted payments in an amount greater than $8.7 million at September 30, 2001.

     Management believes that cash provided from operations and borrowings available under the Credit Facility will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

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

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company at the beginning of fiscal 2003. The Company is assessing the Statement's impact on the Company's financial position and operating results. At September 30, 2001, the balance of goodwill is $70.2 million with annual amortization expense of $2.3 million. See "Recent Accounting Pronouncements" in the Notes to the Consolidated Financial Statements on Page F-9 as set forth in Item.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for the Company at the beginning of fiscal 2003. The Company is currently considering the impact, if any, that this Statement will have on its financial position and operating results.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for the Company at the beginning of fiscal 2003. The Company is currently considering the impact, if any, that this Statement will have on its financial position and operating results.

     In September 2000, the Emerging Issues Task Force reached a consensus regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. We adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. Reclassifications of $19.1 million and $19.2 million for fiscal years 2001 and 2000, respectively, were reflected for all periods shown for comparative purposes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of the Company's Senior Subordinated Notes due 2007 is exposed to the market risk of interest rate changes. The Company's cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Company's Credit Facility.

     The Company's Credit Facility permits the Company to borrow up to $90 million provided certain assets are sufficient and certain restrictive covenants are met. Borrowings under the Credit Facility bear interest at either the prime rate or the London InterBank Offered Rate ("LIBOR") plus an applicable spread percentage. The Company determines whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings is fixed at 1.0%. The interest rate spread on LIBOR borrowings at September 30, 2001 was 2.75% and the rate spread is fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company's ratio of total indebtedness to EBITDA. Rate margins can be within the range of 2.0% to 3.0%. At September 30, 2001, the Company had borrowings under the Credit Facility of $12.8 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact annual pretax earnings by $0.1 million at the $12.8 million debt level of September 30, 2001.

     The Company does not enter into derivatives or other market risk sensitive instruments to hedge interest rate risk or for trading purposes.

Item 8.  Financial Statements and Supplementary Data

     See the attached Consolidated Financial Statements on pages F-1 through F-20.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     Inapplicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission.

Item 11.  Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

         (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-20.
         (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
         (3)  The exhibits listed in the Index to Exhibits.

(b)  Reports on Form 8 - K.

     The Company did not file or amend any Reports on Form 8 - K during the fourth quarter of fiscal 2001.

FORWARD-LOOKING STATEMENTS

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

                                       BWAY CORPORATION
                                       (Registrant)


                                       By  /s/ Jean-Pierre M. Ergas
                                           -------------------------------------
                                           Jean-Pierre M. Ergas
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Date  12-21-01
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 21, 2001.

Signatures                       Title
----------                       -----

/s/ Jean-Pierre M. Ergas
-----------------------------     Chairman of the Board, Chief Executive Officer
Jean-Pierre M. Ergas              and Director (Principal Executive Officer)

/s/ Warren J. Hayford
-----------------------------     Non-Executive Vice Chairman of the Board
Warren J. Hayford                 and Director

/s/ Kevin C. Kern
-----------------------------     Vice President of Administration and Chief
Kevin C. Kern                     Financial Officer (Principal Financial
                                  and Accounting Officer)

/s/ James W. Milton
-----------------------------     Director
James W. Milton

/s/ Thomas A. Donahoe
-----------------------------     Director
Thomas A. Donahoe

/s/ Alexander P. Dyer
-----------------------------     Director
Alexander P. Dyer

/s/ John E. Jones
-----------------------------     Director
John E. Jones

/s/ John W. Puth
-----------------------------     Director
John W. Puth

/s/ John T. Stirrup
-----------------------------     Director
John T. Stirrup

INDEPENDENT AUDITORS' REPORT

Board of Directors of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the "Company") as of September 30, 2001 and October 1, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended September 30, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and October 1, 2000, and the results of its operations and its cash flows for each of the three years ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP



Atlanta, Georgia
November 16, 2001


BWAY Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------
September 30 and October 1                                                            2001            2000
                                                                                      ----            ----

Assets
Current assets:
   Cash and equivalents                                                         $      285     $       961
   Accounts receivable, net of allowance for doubtful accounts of $750 and $508     45,052          44,083
   Inventories, net                                                                 44,989          45,522
   Current income taxes receivable                                                   1,355           3,048
   Deferred tax asset                                                               11,880           8,988
   Assets held for sale                                                              1,231           5,284
   Other                                                                             1,616           1,823
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                         106,408         109,709
Property, plant and equipment, net                                                 113,365         133,870
Other assets:
   Goodwill, net of accumulated amortization of $14,291 and $12,166                 70,230          73,420
   Intangibles, net                                                                  4,618           9,216
   Deferred financing fees, net of accumulated amortization of $2,025 and $2,846     4,322           3,189
   Other                                                                             1,952           3,319
-----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                            81,122          89,144
-----------------------------------------------------------------------------------------------------------------------
         Total assets                                                           $  300,895     $   332,723
-----------------------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                             $   68,881     $    67,155
   Accrued salaries and wages                                                        7,935           8,032
   Accrued interest                                                                  4,844           5,049
   Accrued rebates                                                                   5,129           5,029
   Other                                                                            11,250           9,861
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     98,039          95,126
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     112,808         126,200
Long-term liabilities:
   Deferred income taxes                                                            18,388          22,044
   Other                                                                            11,225          10,392
-----------------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                                   29,613          32,436
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, shares authorized 5,000,000                          -               -
   Common stock, $.01 par value, shares authorized 24,000,000;
      shares issued 9,851,002                                                           99              99
   Additional paid-in capital                                                       36,760          36,760
   Retained earnings                                                                36,413          52,901
-----------------------------------------------------------------------------------------------------------------------
                                                                                    73,272          89,760
-----------------------------------------------------------------------------------------------------------------------
   Less:  Treasury stock, at cost, shares held 1,149,196 and 584,184               (12,837)        (10,799)
-----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    60,435          78,961
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                             $  300,895     $   332,723
-----------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------

Year Ended September 30, October 1 and October 3                        2001             2000            1999
                                                                        ----             ----            ----
Net sales                                                           $  475,039       $ 479,775      $  487,549
Costs, expenses and other:
   Cost of products sold (excluding depreciation and amortization)     425,084         422,834         424,942
   Depreciation and amortization                                        20,713          22,412          17,246
   Selling and administrative expense                                   15,610          17,057          19,678
   Restructuring and impairment charge                                  21,500           5,900               -
   Interest expense, net                                                15,325          16,657          14,733
   Gain on curtailment of postretirement benefits                            -          (1,171)              -
   Other, net                                                             (970)           (662)             33
-----------------------------------------------------------------------------------------------------------------------
      Total costs, expenses and other                                  497,262         483,027         476,632
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item               (22,223)         (3,252)         10,917
Provision (benefit) for income taxes                                    (6,042)           (334)          5,290
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                (16,181)         (2,918)          5,627
Extraordinary loss resulting from the extinguishment of debt,
   net of related tax benefit of $115                                     (307)              -               -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $  (16,488)      $  (2,918)     $    5,627
-----------------------------------------------------------------------------------------------------------------------

Income (loss) per common share

Basic and Diluted:
   Income (loss) before extraordinary item                          $    (1.80)      $   (0.31)     $     0.60
   Extraordinary item                                                    (0.04)              -               -
-----------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                             $    (1.84)      $   (0.31)     $     0.60
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


BWAY Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity
(In thousands)
-----------------------------------------------------------------------------------------------------------------------
Year Ended September 30, October 1 and October 3                      2001            2000            1999
                                                                      ----            ----            ----

Common stock and additional paid-in capital
   Balance, beginning of year                                   $    36,859      $  37,301      $   37,494
   Issuance of treasury stock for stock options exercised                 -              -             (37)
   Purchase of treasury stock, net                                        -              -            (156)
   Issuance of treasury stock for employee profit sharing plan            -           (442)              -
----------------------------------------------------------------------------------------------------------------------
      Balance, end of year                                           36,859         36,859          37,301
----------------------------------------------------------------------------------------------------------------------

Retained earnings
   Balance, beginning of year                                        52,901         55,819          50,192
   Net income (loss)                                                (16,488)        (2,918)          5,627
----------------------------------------------------------------------------------------------------------------------
      Balance, end of year                                           36,413         52,901          55,819
----------------------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Balance, beginning of year                                       (10,799)       (11,067)        (10,498)
   Issuance of treasury stock for stock options exercised                 -              -              93
   Purchase of treasury stock, net                                   (2,038)          (471)           (662)
   Issuance of treasury stock for employee profit sharing plan            -            739               -
----------------------------------------------------------------------------------------------------------------------
      Balance, end of year                                          (12,837)       (10,799)        (11,067)
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                             $    60,435      $  78,961      $   82,053
-----------------------------------------------------------------------------------------------------------------------



Share Data

-----------------------------------------------------------------------------------------------------------------------
Common stock                                                          9,851          9,851           9,851
-----------------------------------------------------------------------------------------------------------------------

Treasury stock
   Balance, beginning of year                                          (584)          (542)           (490)
   Issuance of treasury stock for stock options exercised                 -              -               4
   Purchase of treasury stock, net                                     (565)           (81)            (56)
   Issuance of treasury stock under employee profit sharing plan          -             39               -
-----------------------------------------------------------------------------------------------------------------------
      Balance, end of year                                           (1,149)          (584)           (542)
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
-----------------------------------------------------------------------------------------------------------------------
Year Ended September 30, October 1 and October 3                      2001          2000             1999
                                                                      ----          ----             ----
Operating Activities
   Net income (loss)                                            $  (16,488)        $(2,918)       $  5,627
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                  17,538          18,540          13,355
      Amortization of goodwill and other intangibles                 3,175           3,872           3,891
      Amortization of deferred financing costs                         992             851             748
      Gain on curtailment of postretirement benefits                     -          (1,171)              -
      Extraordinary loss related to debt extinguishment, net
         of related tax benefit of $115                                307               -               -
      Provision for doubtful accounts                                  944               2             (27)
      Restructuring and impairment charge                           21,500           5,900               -
      Gain on disposition of property, plant and equipment          (1,013)           (429)           (103)
      Deferred income taxes                                         (6,548)              1           7,094
      Changes in assets and liabilities, net of effects
      of business acquisitions and dispositions:
         Accounts receivable                                        (1,612)          8,783          (5,484)
         Inventories                                                   328           3,509          (5,098)
         Other assets                                                1,401           2,674          (1,553)
         Accounts payable                                            3,170          (2,602)          8,041
         Accrued liabilities                                        (3,386)        (12,264)           (826)
         Income taxes, net                                           1,808             549          (1,213)
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                               22,116          25,297          24,452
-----------------------------------------------------------------------------------------------------------------------

Investing Activities
   Acquisitions, net of cash acquired                                    -               -         (27,892)
   Capital expenditures                                             (9,421)        (10,907)        (33,230)
   Proceeds from disposition of property, plant and equipment        5,381           2,432          14,627
-----------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                         (4,040)         (8,475)        (46,495)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net borrowings (repayments) under bank
      revolving credit agreement                                    36,608         (20,300)         24,900
   Extinguishment of long-term debt                                (50,000)              -               -
   Repayments on long-term debt                                          -               -            (672)
   Increase (decrease) in unpresented bank drafts                     (775)          4,527          (2,853)
   Purchase of treasury stock, net                                  (2,038)           (471)           (818)
   Financing costs incurred                                         (2,547)           (313)           (177)
   Issuance of treasury stock for options exercised                      -               -              56
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities             (18,752)        (16,557)         20,436
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                       (676)            265          (1,607)
Cash and equivalents, beginning of year                                961             696           2,303
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                               $      285        $    961        $    696
-----------------------------------------------------------------------------------------------------------------------

Continued...


BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

-----------------------------------------------------------------------------------------------------------------------
Year Ended September 30, October 1 and October 3                      2001            2000            1999
                                                                      ----            ----            ----
Supplemental Disclosures of Cash Flow Information

Cash paid (refunded) during the period for:
-----------------------------------------------------------------------------------------------------------------------
   Interest                                                     $   14,345       $  16,206      $   14,961
-----------------------------------------------------------------------------------------------------------------------
   Income taxes                                                     (1,303)           (885)           (591)
-----------------------------------------------------------------------------------------------------------------------

Details of business acquisitions:
-----------------------------------------------------------------------------------------------------------------------
   Fair value of assets acquired                                         -               -          47,861
   Liabilities assumed                                                   -               -         (19,969)
-----------------------------------------------------------------------------------------------------------------------
      Net cash paid for acquisitions                                     -               -          27,892
-----------------------------------------------------------------------------------------------------------------------

Noncash Investing and Financing Activities

-----------------------------------------------------------------------------------------------------------------------
Amounts owed for capital expenditures                           $      469       $     980      $      929
-----------------------------------------------------------------------------------------------------------------------
Notes receivable from sale of assets                                     -               -           2,240
-----------------------------------------------------------------------------------------------------------------------
Treasury stock issued for employee savings plan                          -             297               -
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Operations - BWAY Corporation ("BWAY") is a holding company whose significant subsidiary, BWAY Manufacturing, Inc. ("BWAY Manufacturing") (collectively the "Company") manufactures and distributes metal containers and provides material center services in the United States and Canada. In the fourth quarter of fiscal 2001, the Company merged its Milton Can Company, Inc. subsidiary into BWAY Manufacturing. The Company sells and markets its products under the BWAY Corporation name. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information.

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

      Property, Plant and Equipment - The Company's property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: land improvements, buildings and improvements, 10 to 30 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 7 years; computer information systems, 1 to 7 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term. The Company periodically assesses the appropriateness of the remaining estimated useful lives of property, plant and equipment.

      The Company capitalizes expenditures for major renewals and replacements and charges against income expenditures for maintenance and repairs. When the Company retires or otherwise disposes of property, plant and equipment, the asset balances are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

      Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the related asset and is amortized over the asset's estimated useful life. In fiscal 2001, 2000, and 1999, approximately $0.03 million, $0.35 million, and $0.60 million of interest cost was capitalized, respectively.

      Computer Information Systems - Costs directly associated with the initial purchase, development, and implementation of computer information systems are capitalized and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five to seven years. Ongoing maintenance costs of computer information systems are expensed as incurred.

      Intangible Assets - Intangible assets consist of identifiable intangibles (trademarks, customer lists, and covenants not-to-compete) and goodwill. Identifiable intangibles are amortized over the term of the agreement (5 to 7 years) or estimated useful life (2 to 17 years). Goodwill is amortized on a straight-line basis over the estimated useful life (20 to 40 years).

      Deferred Financing Costs - Deferred financing costs are amortized over the term of the related loan agreement using the straight-line method, which approximates the effective yield method.

      Revenue Recognition - The Company recognizes revenue when product is shipped and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

      Accrued Rebates - The Company enters into contractual agreements with its customers for rebates on certain products. As sales occur, a provision for rebates is accrued on the balance sheet and is a charge against net sales.

      Comprehensive Income - The Company follows the disclosure requirements of SFAS 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the disclosure of total non-shareholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The only component of other comprehensive income applicable to the Company is translation gains and losses on foreign currency. There were no material translation gains and losses on foreign currency during the fiscal years 2001, 2000 and 1999.

      Income Taxes - The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward period are reduced.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of - The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future undiscounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet. In fiscal 2001, the Company recorded an intangible asset impairment charge related to tradenames and goodwill. See the Intangible Assets and Restructuring and Impairment Charge footnotes.

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

      Other Financial Instruments - As of October 2, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

      The Company's policy on derivatives currently prohibits the use of derivatives for trading or hedging purposes. Additionally, the Company completed a review of its contracts and determined that they contained no "embedded derivatives" that require separate reporting and disclosure under SFAS 133, as amended. As such, the adoption of SFAS 133, as amended, did not have an impact on the Company's financial position and operating results.

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

      Earnings Per Common Share - Basic earnings per common share are based on the weighted average number of common shares outstanding during each year presented, including vested and unvested shares issued under the Company's management stock purchase plan. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

      Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


      the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives.

      SFAS 142 becomes effective for the Company on September 30, 2002. The Company is assessing the Statement's impact on the Company's financial position and operating results. However, based on its review to date, the Company expects the following significant impacts:

      . At September 30, 2001, the balance of goodwill is $70.2 million with annual amortization expense of $2.3 million.

      . The Company will be required to perform a transitional impairment test as of September 30, 2002. The impairment test will require the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and
        (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

        Due to the extensiveness of the efforts involved, the test has not yet been performed. Per SFAS 142, the Company is required to complete the test before March 30, 2003.

      . Following the transitional impairment test, the Company's goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

      In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for the Company on September 30, 2002. The Company is currently considering the impact, if any, that this Statement will have on its financial position and operating results.

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for the Company on September 30, 2002. The Company is currently considering the impact, if any, that this Statement will have on its financial position and operating results.

      The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. We adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. Reclassifications of $19.1 million, $19.2 million and $20.5 million for fiscal years 2001, 2000 and 1999, respectively, were reflected for all periods shown for comparative purposes.

      Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year presentation.

      Use of Estimates - The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACQUISITIONS

      U. S. Can Metal Services Operations - On November 9, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company's metal services operations ("U.S. Can Metal Services"). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, coating and lithography (which is part of the Company's core business), and tinplate metal services (which is not a business of the Company).

      The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed, and an allocation of the purchase price was finalized during fiscal 2000. The operating results for U.S. Can Metal Services have been included in the Company's consolidated financial statements since the date of acquisition, except for the tinplate services business, which was sold in the fourth quarter of fiscal 1999. The excess aggregate purchase price over the aggregate fair market value of net identifiable assets acquired was $8.6 million and is being amortized over 40 years.

      Management committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with BWAY facilities. In connection with the recording of the purchase, the Company established a

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      reorganization liability of approximately $11.0 million. The reorganization liability included $1.8 million in severance, $5.5 million in facility closing costs, and $3.7 million in equipment demolition costs. The reorganization liability represented the direct incremental costs expected to be incurred, which have no future economic benefit to the Company.

      Details of the U.S. Can Metal Services purchase accounting liability are as follows:


  (In millions)

                               Equipment
                              Demolition                Facility
                                 Costs      Severance   Closure    Total
                              ----------    ---------   --------   -----
Balance October 3, 1999     $    2.3      $    1.3     $  2.6    $   6.2
------------------------------------------------------------------------
Expenditures                    (1.2)         (1.1)      (1.4)      (3.7)
------------------------------------------------------------------------
Balance October 1, 2000          1.1           0.2        1.2        2.5
Expenditures                    (1.1)         (0.2)      (1.2)      (2.5)
------------------------------------------------------------------------
Balance September 30, 2001  $     --      $     --     $   --    $    --
------------------------------------------------------------------------

      In connection with the plant closures, the plan called for the termination of 308 employees. The Company terminated 191 employees in fiscal 1999 and the remaining 117 employees in fiscal 2000. Additionally, the remaining operating facility was closed in the fourth quarter of fiscal 2000 according to the reorganization exit plan.

      The following unaudited pro forma results assumes the acquisition of U.S. Can Metal Services, excluding tinplate services, occurred at the beginning of the fiscal year ended October 1, 1999, after giving affect to certain pro forma adjustments. The adjustments were made to reflect the goodwill amortization cost in excess of the net assets acquired, increased interest expense, and the estimated related income tax effects.


      (In thousands, except per share amounts)

      Year Ended October 3

                                  1999
                                  ----
      Net sales               $ 476,149
      Net income                  5,374
      Earnings per
        common share:
          Basic                    0.58
          Diluted                  0.57

      The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the period presented, nor is it necessarily indicative of future operating results.

INVENTORIES

      Inventories consist of the following:

  (In thousands)

  September 30 and October 1


                                    2001        2000
                                    ----        ----

  Inventories at FIFO cost:

    Raw materials               $   4,911   $   6,033
    Work-in-progress               30,389      30,415
    Finished goods                  9,689       9,074
                                 --------     -------
                                   44,989      45,522
  LIFO reserve                        365         161
  Market reserve                     (365)       (161)
                                ---------    --------

       Inventories, net          $ 44,989   $  45,522
                                 ========   =========

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:


  (In thousands)

  September 30 and October 1



                                       2001        2000
                                       ----        ----

  Land                            $   1,684  $    1,695
  Building and improvements          12,693      13,358
  Machinery and equipment           134,714     144,183
  Furniture, fixtures and computer
     information systems             25,029      27,684
  Construction-in-progress            7,908       8,435
                                  ---------  ----------
                                    182,028     195,355

  Less accumulated depreciation     (68,663)    (61,485)
                                  ---------  ----------
     Property, plant and
       equipment, net             $ 113,365  $  133,870
                                  =========  ==========

INTANGIBLE ASSETS

      In June 2001, in connection with the restructuring plan, the Company recorded a $4.2 million impairment charge for goodwill and other intangibles, which included $3.7 million related to tradenames of former operating subsidiaries.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------



      Intangible assets consist of the following:

  (In thousands)

  September 30 and October 1

                                    2001        2000
                                    ----        ----

  Customer lists                 $  7,743   $   7,753
  Tradename                             -       4,704
  Noncompete agreements                 -       4,509
                                ---------   ---------
                                    7,743      16,966
  Less accumulated amortization    (3,125)     (7,750)
                                ---------   ---------
  Intangible assets, net        $   4,618   $   9,216
                                =========   =========

ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

      Included in accounts payable and accrued salaries and wages at September 30, 2001 and October 1, 2000 are bank drafts issued and outstanding for which no rights of offset exist to cash and cash equivalents, as follows:

  (In thousands)

  September 30 and October 1

                                    2001        2000
                                    ----        ----
  Bank drafts issued and
  outstanding included in:
    Accounts payable           $   23,860   $   24,793
    Accrued salaries and wages      1,492        1,334
                               ----------   ----------
       Bank drafts             $   25,352   $   26,127
                               ==========   ==========

LONG-TERM DEBT

      Long-term debt consists of the following:

  (In thousands)

  September 30 and October 1

                                   2001         2000
                                   ----         ----
  Senior subordinated notes     $ 100,000   $ 100,000
  Credit agreement                 12,808      26,200
                                ---------   ---------
       Long-term debt           $ 112,808   $ 126,200
                                =========   =========

      Senior Subordinated Notes

      The Company has $100 million 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness.

      The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15, 2005). Upon the occurrence of a Change in Control, as defined in the Notes, the Company would be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The Notes contain certain restrictive covenants, including limitations on asset sales, additional indebtedness, and mergers. Under the Notes' covenants, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $8.7 million at September 30, 2001.

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

      Credit Facility

      On May 22, 2001, the Company entered into a new credit agreement with Bankers Trust Company (an affiliate of Deutsche Bank) as agent ("Credit Facility"). The Credit Facility is a $90 million secured, four-year agreement. Available borrowings under the Credit Facility are limited to a borrowing base that consists of $25 million related to fixed assets ("Fixed Asset Sub-limit") and percentages of eligible accounts receivable and inventories. The Credit Facility is secured by the stock of the Company's significant subsidiary and substantially all of the Company's assets. The Credit Facility is subject to certain restrictive covenants. Interest rates under the Credit Facility are either prime (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. Initial borrowings under the Credit Facility were used to repay all obligations and terminate the

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


      Company's then existing Credit Agreement. The new Credit Facility expires May 22, 2005.

      Associated with the Company's new Credit Facility, a $0.4 million charge to write-off unamortized deferred financing costs associated with the previous credit agreement is reflected in the statement of income as an extraordinary item net of its related tax benefit of $0.1 million. Additionally, the Company has deferred approximately $2.5 million in financing costs related to the underwriting of the Credit Facility, which is amortized to interest expense over its four-year term.

      At September 30, 2001, the Company had an available borrowing limit of $58.4 million under its $90 million Credit Facility and had borrowed $12.8 million of the available borrowings. At September 30, 2001, rate margins were 1.000% (prime) and 2.750% (LIBOR) and actual borrowing rates were 7.00% (prime) and 6.24% (LIBOR).

      Credit Facility covenants prohibit the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness.

      Credit Agreement

      On November 2, 1998, the Company and its lenders amended the Credit Agreement and the Company exercised its option to increase the available borrowing limit to $125 million from $100 million. The Credit Agreement allowed the Company to borrow up to $125 million or $150 million if certain conditions were met. The interest rates under the Credit Agreement were based on rate margins for either prime rate as periodically announced by Bank of America ("BOA Prime") or LIBOR plus an applicable rate spread, at the option of the Company. The applicable rate margin was determined on a quarterly basis by a review of the Company's leverage ratio. The Company's borrowing rate was 8.1% at October 1, 2000. Loans under the Credit Agreement were unsecured and prepayable at the option of the Company without premium or penalty. The credit agreement was to expire June 17, 2002.

      The Credit Agreement was subject to certain restrictive covenants, including covenants requiring the Company to maintain a minimum level of net worth and a maximum ratio for leverage indebtedness. On November 8, 2000, the Company and its lenders amended the Credit Agreement modifying certain restrictive covenants. The amendment provided for the payment of up-front fees of $250,000 and a 50 basis point increase in the interest rate margin. As part of the November 8, 2000 amendment, the lenders provided a waiver to the Company for a covenant violation related to the interest coverage ratio for the quarter ended October 1, 2000.

      The Company terminated the Credit Agreement on May 22, 2001 using proceeds from a new $90 million dollar credit facility.

      Scheduled maturities of long-term debt as of September 30, 2001 are as follows:

      (In thousands)


        2005               $  12,808
        Thereafter           100,000
                             -------

                           $ 112,808
                           ---------

      The fair value of long-term debt at September 30, 2001 and October 1, 2000 was estimated at $110.3 million and $121.4 million, respectively.

STOCKHOLDERS' EQUITY

      Earnings Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before the extraordinary item:

  (In thousands, except per share amounts)

  Year Ended September 30, October 1 and October 3

                                            2001      2000      1999
                                            ----      ----      ----

  Calculation of Basic Earnings
    (Loss) Per Share:
--------------------------------------------------------------------------
  Net income (loss) before
    extraordinary item                  $(16,181)    $(2,918)    $  5,627
  Weighted average number of
    common shares outstanding              8,979       9,278        9,323
--------------------------------------------------------------------------
  Basic Earnings (Loss) Per Share       $  (1.80)    $ (0.31)    $   0.60
--------------------------------------------------------------------------

  Calculation of Diluted Earnings
    (Loss) Per Share:
--------------------------------------------------------------------------
  Net income (loss) before
    extraordinary item                  $ (16,181)   $(2,918)    $  5,627
  Weighted average number of
    common shares outstanding               8,979      9,278        9,323
  Effect of dilutive stock options              -          -          130
--------------------------------------------------------------------------
  Weighted average number of
    common shares outstanding
    assuming dilution                       8,979      9,278        9,453
--------------------------------------------------------------------------
  Diluted Earnings (Loss) Per Share     $   (1.80)   $ (0.31)    $   0.60
--------------------------------------------------------------------------

      Approximately 12,000 and 20,000 common stock equivalents are excluded from the fiscal 2001 and 2000, respectively, diluted loss per common share calculation because such are anti-dilutive.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      Stock Option Plans

      In February 1999, the Company adopted the Third Amended and Restated 1995 Long-Term Incentive Plan, which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,425,000 to 1,825,000. In February 2000, the Company adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the "Current Plan"), which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,825,000 to 2,425,000. The options generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Current Plan will terminate on May 31, 2005 unless terminated earlier by the Board of Directors. Termination of the Current Plan will not affect grants made prior to termination. The Current Plan authorizes grants of stock options to participants from time to time as determined by the Board's Management Resources, Nominating and Compensation Committee. Options granted under the Current Plan may be incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options, or a combination thereof.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


  Year Ended September 30, October 1 and October 3

                             2001       2000      1999
                             ----       ----      ----
  Expected dividends         0.0%       0.0%       0.0%
  Expected volatility       55.3%      51.8%      52.3%
  Risk-free interest         5.8%       6.0%       6.6%
  Expected lives (years)     4.7        6.9        6.0


      A summary of the status of the Company's stock option plans as of September 30, 2001 and changes during fiscal 1999, 2000 and 2001 are presented below:

                                                  Weighted
                                                   Average
                                                  Exercise
  Fixed Options                         Shares      Price
  -------------                         ------      -----

  Outstanding at September 27, 1998  1,191,000   $ 14.05
    Granted                            448,274     14.77
    Forfeited                          (36,752)    20.68
    Exercised                           (4,500)    12.67
                                    ----------

  Outstanding at October 3, 1999     1,598,022     14.07
    Granted                            334,041      6.16
    Forfeited                         (161,288)    15.86
                                    ----------
  Outstanding at October 1, 2000     1,770,775     12.42
    Granted                            589,000      4.75
    Forfeited                       (1,551,877)    13.16
                                    ----------

  Outstanding at September 30, 2001    807,898      5.40
                                    ==========

  Exercisable at:
    October 3, 1999                    883,155     12.70
                                    ==========


    October 1, 2000                  1,068,490     13.34
                                    ==========


    September 30, 2001                 127,818      7.11
                                    ==========

  Weighted-average grant date fair
    value of options granted during
    the year ended:

      October 3, 1999               $     8.51
                                    ==========
      October 1, 2000               $     4.04
                                    ==========
      September 30, 2001            $     2.67
                                    ==========

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


      The following table summarizes information about stock options outstanding:

  September 30, 2001

                                  Weighted
                                   Average     Weighted
                      Number     Remaining     Average      Number
    Range of        of Options  Contractual   Exercise    of Options
  Exercise Prices  Outstanding     Life         Price    Exercisable
  ---------------  -----------  -----------   ---------  -----------
  $ 4.01 - 5.00      456,000        9.0        $ 4.44          --
    5.01 - 6.00      201,605        8.2          5.99      93,888
    6.01 - 7.00      142,000        9.4          6.67      26,667
   13.01 - 14.00       1,759        7.4         13.13       1,173
   16.01 - 17.00       1,334        7.1         16.50         890
   26.50               5,200        6.6         26.50       5,200
                     -------       ----       -------     -------
                     807,898        8.9        $ 5.40     127,818
                     =======        ===        ======     =======

      The fair value of options granted during the years ended September 30, 2001, October 1, 2000, and October 3, 1999, was $1.6 million, $1.3 million, and $3.8 million, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for each of the three years in the period ended September 30, 2001 would have been reduced (increased) to the pro forma amounts indicated below:


  (In thousands, except per share amounts)

  Year Ended September 30, October 1 and October 3

                                         2001       2000      1999
                                         ----       ----      ----

  Net income (loss):

    As reported                     $ (16,488)   $(2,918)  $ 5,627
    Pro forma                         (18,212)    (5,811)    3,006

  Basic and Diluted earnings (loss)
   per share:

    As reported                     $  (1.84)    $ (0.31)  $  0.60
    Pro forma                          (2.03)      (0.63)     0.32


  Tender Offer

       On June 11, 2001, the Company issued an offer to exchange all outstanding options to purchase common stock issued under the BWAY 1995 Long Term Stock Incentive Plan (the "Plan"), as amended and restated. The offer allowed all holders, including employees and directors, to tender for cancellation any option with an exercise price per share of $9.00 or more in exchange for new options that will be granted under the Plan at fair market value of the stock on or about the first business day that is at least six months and one day following the date the tendered options are accepted for exchange. Optionees tendered 1,198,622 options, representing 99.3% of the eligible options for cancellation with a $13.44 average option price. The Company accepted all options tendered for cancellation on July 31, 2001.

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

  Treasury Stock

      In November 2000, the Company's Board of Directors approved a $3.0 million increase in the Company's stock repurchase program. During fiscal 2001, the Company purchased 565,012 shares of treasury stock for

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      approximately $2.0 million. During fiscal 2000, the Company purchased 81,100 shares of treasury stock for approximately $0.5 million. The Company expects to continue its historical practice of purchasing its stock for treasury.

INCOME TAXES

      The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize the differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

      Components of net deferred tax liability are as follows:

  (In thousands)

  September 30 and October 1

                                     2001        2000
                                     ----        ----
  Deferred tax liabilities:
     Property, plant and equipment $ 22,732     $25,875
     Inventory                        1,417       1,405
     Intangible assets                1,899       1,843
     Other                            1,250         634
  -----------------------------------------------------
                                     27,298      29,757
  -----------------------------------------------------
  Deferred tax assets:
     Restructuring reserves           2,617       2,158
     Employee benefits                5,840       5,917
     Customer claims/rebates          1,565       1,647
     Net operating loss
       carryforward                   6,621       5,033
     Accounts receivable                289         256
     Inventory                        2,888       1,466
     Other                              970         224
-------------------------------------------------------
                                     20,790      16,701
-------------------------------------------------------
       Net deferred tax liability  $  6,508     $13,056
-------------------------------------------------------

  Net current deferred tax asset   $(11,880)    $(8,988)
  Net noncurrent deferred tax
    liability                        18,388      22,044
-------------------------------------------------------
                                   $  6,508     $13,056
-------------------------------------------------------


      The provision for income taxes is reconciled with the federal statutory rate as follows:

  (In thousands)

  September 30, October 1 and October 3

                                    2001             2000               1999
--------------------------------------------------------------------------------
                              Amount       %     Amount     %       Amount   %
--------------------------------------------------------------------------------

  Income tax at federal
    statutory rate           $ (7,778) (35.0)%  $(1,190)  (35.0)% $3,821   35.0%
  State income taxes, net of
    federal tax benefit          (778)  (3.5)%     (119)   (3.5)%    382    3.5%
  Nondeductible intangible
    amortization                1,867    8.4 %      671    19.7 %    734    6.7%
  Other                           647    2.9 %      304     6.4 %    353    3.2%
--------------------------------------------------------------------------------
                             $ (6,042) (27.2)%   $ (334)  (12.4)% $5,290   48.4%
--------------------------------------------------------------------------------



      The components of the provision for income taxes are as follows:

  (In thousands)

  September 30, October 1 and October 3

                      2001          2000        1999
                      ----          ----        ----
  Current:
    Federal     $       (91)      $ (303)    $ (1,640)
    State               464          (32)        (164)
  Deferred           (6,415)           1        7,094
-----------------------------------------------------
                $    (6,042)      $ (334)    $  5,290
-----------------------------------------------------



      As of September 30, 2001, the Company has recognized deferred tax benefits of $6.6 million related to net operating loss carryforwards and $0.7 million related to alternative minimum tax carryforwards. The net operating loss carryforwards will completely expire in 2021, and the alternative minimum tax carryforwards have no expiration date.

LEASE COMMITMENTS

      The Company leases warehouses, office space, equipment, and vehicles under operating leases. Rent expense during each of the last three fiscal years was approximately $5.3million (2001), $6.2 million (2000), and $4.5 million (1999).

      On August 20, 1999, the Company sold and leased back its Cincinnati manufacturing facility. The sales price was $10.4 million. After deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million that is amortized over the life of the lease. The amortization of the deferred gain recorded in earnings was $0.1 million in both fiscal 2001 and 2000. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two five-year renewal terms that run consecutively after the basic term.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------


      The lease is accounted for as an operating lease for financial reporting purposes.

      At September 30, 2001, future minimum rental payments under non-cancelable operating leases are as follows:

(In thousands)

                                     Operating
Fiscal Year                        Lease Payment
-----------                        -------------

2002                                $  4,987
2003                                   4,080
2004                                   3,740
2005                                   2,706
2006                                   2,692
Thereafter                            17,079
                                    --------
   Total minimum lease payments     $ 35,284
                                    ========

PROFIT SHARING AND PENSION PLANS

      The Company has qualified profit sharing and savings plans for specified employees. These plans are defined contribution plans that provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company's net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $1.4 million
      (2001), $1.5 million (2000) and $1.3 million (1999).

      Elizabeth, New Jersey Facility Salaried Employee Plan

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

      The periodic net expense (income) is comprised of the following:

October 1 and October 3
                                    2000        1999
                                    ----        ----
Interest cost on projected
   benefit obligation           $ 72,500   $ 307,500
Actual return on assets          (97,800)   (158,400)
Net amortization and deferral       (600)   (301,200)
----------------------------------------------------
   Net pension expense (income) $(25,900)  $(152,100)
----------------------------------------------------

      Most of the Company's union employees at its Elizabeth, New Jersey facility are covered under multi-employer defined benefit plans administered by the union. Total contributions charged to expense for such plans were $0.2 million in fiscal 2001, $0.3 million in fiscal 2000 and $0.3 million in fiscal 1999.

      Cincinnati, Ohio Facility Postretirement Benefit Plan

      In fiscal 1998, the Company reached new collective bargaining agreements with unions representing approximately 34% of the hourly employees at the Cincinnati, Ohio facility. The provisions of the new agreements substantially eliminate unvested postretirement medical benefits provided by the Company resulting in the recording of curtailment gains of approximately $1.2 million in fiscal 2000.

      As of September 30, 2001, in accordance with the terms of the remaining two applicable collective bargaining agreements, the Company continues to offer postretirement medical coverage to certain union employees who retire from employment with MCC.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

The following table reflects the change in benefit obligation and plan assets and the accrued benefit cost:

  (In thousands)

  Year Ended September 30 and October 1

                                     2001        2000
                                     ----        ----

  Change in benefit obligation
-------------------------------------------------------

     Benefit obligation at
       beginning of year           $ 4,096     $  5,165
     Service cost                       --            8
     Interest cost                     350          380
     Actuarial gain                   (102)         (30)
     Curtailment gain                   --       (1,171)
     Benefits paid                    (200)        (256)
-------------------------------------------------------
       Benefit obligation at
         end of year               $ 4,144     $  4,096
-------------------------------------------------------
  Change in plan assets
-------------------------------------------------------
     Employer contribution             200          256
     Benefits paid                    (200)        (256)
-------------------------------------------------------
       Fair value of plan assets
         at end of year            $    --           --
-------------------------------------------------------
  Funded status                     (4,144)      (4,096)
  Unrecognized net actuarial gain     (953)        (873)
-------------------------------------------------------
     Accrued benefit cost          $(5,097)    $ (4,969)
--------------------------------------------------------

  Weighted-average assumptions
     as of year-end                   7.50%        8.00%
--------------------------------------------------------

      For measurement purposes, a 9.0% and 9.5% annual rate of increase in the post 65 per capita cost of covered health care benefits and a 7.5% and 8.0% annual rate of increase in the pre 65 per capita cost of covered health care benefits were assumed for 2001 and 2000, respectively. The rates were assumed to decrease by 0.5% per year to 4.5% and remain at that level thereafter.


(In thousands)

September 30, October 1 and October 3

                                     2001       2000        1999
                                     ----       ----        ----

Components of net periodic
benefit cost:
-----------------------------------------------------------------
Service cost on benefits earned    $   --    $     8        $ 29
Interest cost on accumulated
   postretirement benefit
   obligation                         350        380         393
Amortization of actuarial gain        (22)       (10)         --
----------------------------------------------------------------
Net periodic benefit cost             328        378         422
Curtailment gain                       --     (1,171)         --
----------------------------------------------------------------
   Net effect charged to
   results from continuing
   operations                      $  328    $  (793)       $422
----------------------------------------------------------------


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:


      (In thousands)

      Year Ended September 30

                                                                        2001
                                                                        ----
      One-Percentage Point Increase:
      -----------------------------------------------------------------------
      Effect on total service and interest cost components             $  30
      Effect on postretirement benefit obligation                        501

      One-Percentage Point Decrease:
      -----------------------------------------------------------------------
      Effect on total service and interest cost components             $ (32)
      Effect on postretirement benefit obligation                       (419)

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

      As discussed below, the Company discontinued operations at the Elizabeth facility in September 2001. The Company will continue to use the Elizabeth warehouse and is actively marketing the operating facility for sublease. Lease costs associated with the vacant operating facility will be charged against the restructuring liability in future periods net of any sublease benefits.

RESTRUCTURING AND IMPAIRMENT CHARGE

      Fiscal 2001 Restructuring and Impairment

      In June 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The $21.5 million charge includes $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments relate to the write off of $0.5 million in goodwill, $3.7 million in other intangibles and $12.0 million in redundant equipment at manufacturing facilities to be closed. The redundant equipment was taken out of service in June 2001. Facility closure costs consisting primarily of future lease obligations, relate to the closing of the Company's manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All 208 of the planned employee terminations were completed by September 30, 2001.

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      In the third fiscal quarter of 2001, as part of the Company's rightsizing plan, the Company sold the majority of the equipment, inventories and accounts receivable of its Platemasters facility, which provided pre-press services both to the Company and outside customers. The Platemasters assets were sold for $0.5 million, which approximated book value. In conjunction with the sale, the buyer and the Company executed an agreement whereby the buyer will be the exclusive supplier of certain pre-press services to the Company for a term of three years at market rates.

      Fiscal 2000 Restructuring and Impairment

      In February 2000, the Company recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees and the write-down of equipment held for disposal. The restructuring and impairment charge totaled $5.9 million and consisted of the following: $1.1 million related to administrative office closings, $1.1 million related to severance, $0.7 million related to contracts and other miscellaneous costs and $3.0 million related to impairments of equipment held for disposal. Both administrative offices were closed and all 89 employees were terminated in fiscal 2000.

      In addition to the $5.9 million restructuring and impairment charge in fiscal 2000, the Company recorded $2.5 million in additional depreciation related to the shortened useful lives of certain computer systems.

      Details of the restructuring liabilities included in other current liabilities are as follows:

  (In millions)

                                                Facility
                                  Severance      Closure
                                    Costs         Costs       Other      Total
------------------------------------------------------------------------------
  Balance September 27, 1998       $    0.6      $  1.2       $3.5     $   5.3
  Expenditures                         (0.5)       (0.9)      (3.5)       (4.9)
------------------------------------------------------------------------------
  Balance October 3, 1999               0.1         0.3         --         0.4
------------------------------------------------------------------------------
  New charges                           1.1         1.1        0.7         2.9
  Expenditures                         (1.1)       (1.0)      (0.3)       (2.4)
 ------------------------------------------------------------------------------
  Balance October 1, 2000               0.1         0.4        0.4         0.9
 ------------------------------------------------------------------------------
  New charges                           0.5         4.7        0.1         5.3
  Expenditures                         (0.4)       (1.7)      (0.3)       (2.4)
 ------------------------------------------------------------------------------
  Balance September 30, 2001        $   0.2      $  3.4      $ 0.2     $   3.8
 ------------------------------------------------------------------------------

ASSETS HELD FOR SALE

      In connection with the facility closures in 1998, 1999 and 2000, $1.2 million and $5.3 million of real property and machinery and equipment was held for sale at September 30, 2001 and October 1, 2000, respectively. This property includes $0.1 million (2001) and $1.1 million (2000) of land, $0.9 million (2001) and $3.9 million (2000) of buildings, and $0.2 million (2001) and $0.3 million (2000) in equipment for sale at September 30, 2001 and October 1, 2000.

      During the third quarter of fiscal 2001, the Company sold the Chicago, Illinois metal services land and building for $5.2 million resulting in a net gain of $0.9 million. During the fourth quarter of fiscal 2000, the Company sold the Alsip, Illinois facility for $2.3 million resulting in a net gain of $0.4 million.

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

      The Company (and, in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to off-site waste disposal sites utilized by former or current facilities of the Company or its various predecessors. Management believes that none of these matters will have a material adverse effect on the operating results or financial condition of the Company in light of both the Company's understanding of the potential liability and the availability, in certain cases, of contractual indemnification from sellers of businesses to the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

      Letters of Credit

      At September 30, 2001, a bank had issued standby letters of credit on behalf of BWAY in the aggregate amount of $1.3 million in favor of BWAY's workers' compensation insurer.

CUSTOMERS

      The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company's ten largest customers amounted to approximately 43% (2001), 33% (2000), and 42% (1999) of the Company's sales including sales to its largest customer of 8.9% (2001), 7.4% (2000), and 8.5% (1999).

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

      Although the Company's exposure to credit risk associated with nonpayment is affected by conditions with the customers' industries, the balances are substantially current and are within terms and limits established by the Company.

      The Company sells its products and services primarily in North America. In fiscal 2001, 2000, and 1999, the Company's sales to customers located outside the United States were less than five percent of total net sales. The following is a summary of revenue for the Company's products and services:

  (In thousands)

  Year Ended September 30, October 1 and October 3

                             2001       2000       1999
                             ----       ----       ----

  General line containers  $397,174  $393,372   $397,639
  Material center services   63,360    73,749     77,065
  Ammunition boxes           14,505    12,654     12,845
--------------------------------------------------------
                           $475,039  $479,775   $487,549
--------------------------------------------------------

BWAY Corporation and Subsidiaries

--------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS (UNAUDITED)

(In thousands, except per share data)

                                                               First         Second           Third           Fourth
                                                              Quarter        Quarter         Quarter          Quarter       Totals
Fiscal Year 2001:
-----------------------------------------------------------------------------------------------------------------------------------
  Net sales(1)                                               $107,574        $115,184        $128,162        $124,119      $475,039
-----------------------------------------------------------------------------------------------------------------------------------
  Gross profit (exclusive of depreciation
     and amortization)                                       $  8,969        $ 10,479        $ 15,970        $ 14,537      $ 49,955
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item                    $ (1,848)       $ (1,802)       $(13,833)       $  1,302      $(16,181)
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $ (1,848)       $ (1,802)       $(14,143)       $  1,305      $(16,488)
-----------------------------------------------------------------------------------------------------------------------------------
  Basic and diluted earnings (loss) per common
     share before extraordinary item                         $  (0.20)       $  (0.20)       $  (1.56)       $  (0.15)     $  (1.80)
-----------------------------------------------------------------------------------------------------------------------------------
  Basic and diluted earnings (loss) per common share         $  (0.20)       $  (0.20)       $  (1.60)       $  (0.15)     $  (1.84)
-----------------------------------------------------------------------------------------------------------------------------------
Fiscal Year 2000:
-----------------------------------------------------------------------------------------------------------------------------------
  Net sales(1)                                               $111,218        $124,864        $126,211        $117,482      $479,775
-----------------------------------------------------------------------------------------------------------------------------------
  Gross profit (exclusive of depreciation
     and amortization)                                       $ 11,337        $ 17,368        $ 18,675        $  9,561      $ 56,941
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $   (966)       $ (1,323)       $  1,826        $ (2,455)     $ (2,918)
-----------------------------------------------------------------------------------------------------------------------------------
  Basic and diluted earnings (loss) per common share         $  (0.10)       $  (0.14)       $   0.20        $  (0.26)     $  (0.31)
-----------------------------------------------------------------------------------------------------------------------------------

Fiscal Year 1999:
-----------------------------------------------------------------------------------------------------------------------------------
  Net sales(1)                                               $109,422        $126,528        $128,762        $122,837      $487,549
-----------------------------------------------------------------------------------------------------------------------------------
  Gross profit (exclusive of depreciation
     and amortization)                                       $ 15,685        $ 19,032        $ 16,252        $ 11,638      $ 62,607
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $  1,407        $  3,284        $  1,876        $   (940)     $  5,627
-----------------------------------------------------------------------------------------------------------------------------------
    Basic and diluted earnings (loss) per common share       $   0.15        $   0.35        $   0.20        $  (0.10)     $   0.60
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------

(1) EITF 00-10, which requires shipping and handling fees to be reported as a component of cost of sales, was adopted by the Company in the fourth quarter of fiscal 2001. The effect of this guidance resulted in offsetting increases in net sales and costs of products sold for each year presented with a zero impact on gross profit. Any differences from amounts previously reported relate to this adoption.

Earnings per share calculations for each quarter are based on the weighted-average shares for thet period. As such, the sum of the quarterly amounts may not equal the annual earnings per share. The basic and diluted net loss per common share are the same because the assumed exercise of stock options would have been antidilutive. The basic and diluted net income per common share are the same in certain quarters due to the nominal dilutive impact of assumed stock option exercises.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I  - Condensed Financial Statements of BWAY Corporation............ S-2

Schedule II - Condensed Valuation and Qualifying Accounts
              BWAY Corporation And Subsidiaries............................. S-6

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                   September 30,     October 1,
                                                       2001            2000
                                                   -------------     ----------
ASSETS:
     Investments in subsidiaries                     $ 220,746        $ 218,654
     Property, plant and equipment, net                 10,102           15,278
     Other assets                                       16,880           16,097
                                                     ---------        ---------
                                                     $ 247,728        $ 250,029
                                                     =========        =========

LIABILITIES:
     Intercompany payable                            $  25,691        $  12,150
     Other liabilities                                  55,198           58,918
     Long term debt                                    106,404          100,000
                                                     ---------        ---------
                                                       187,293          171,068
                                                     ---------        ---------

STOCKHOLDERS' EQUITY:
     Common stock                                           99               99
     Additional paid-in capital                         36,760           36,760
     Retained earnings                                  36,413           52,901
                                                     ---------        ---------
                                                        73,272           89,760
     Less treasury stock at cost                       (12,837)         (10,799)
                                                     ---------        ---------
     Total stockholders' equity                         60,435           78,961
                                                     ---------        ---------
                                                     $ 247,728        $ 250,029
                                                     =========        =========

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                                   September 30,   October 1,   October 3,
                                                        2001          2000         1999
                                                   -------------   ----------   ----------
Interest expense, net                                 (11,507)      (10,603)     (11,160)

Other income (expense), net                           (14,011)      (13,648)      (6,890)
                                                     --------      --------     --------

Loss before income taxes and equity in
   undistributed earnings of subsidiaries             (25,518)      (24,251)     (18,050)

Income tax benefit                                     (6,938)       (2,492)      (8,747)
                                                     --------      --------     --------

Loss before equity in undistributed earnings
   of subsidiaries (1)                                (18,580)      (21,759)      (9,303)

Equity in undistributed earnings of subsidiaries        2,092        18,841       14,930
                                                     --------      --------     --------
Net income (loss)                                    $(16,488)     $ (2,918)    $  5,627
                                                     ========      ========     ========

(1) None of the Registrant's consolidated subsidiaries have paid cash dividends to the Registrant in any of fiscal 1999 - 2001.

                 SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF
                                BWAY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                               Year Ended
                                                                ---------------------------------------
                                                                September 30,   October 1,   October 3,
                                                                    2001          2000         1999
                                                                -------------   ----------   ----------
OPERATING ACTIVITIES:
Net income (loss)                                                 $(16,488)     $ (2,918)     $  5,627
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Equity in undistributed earnings of subsidiaries                (2,092)      (18,841)      (14,930)

    Changes in assets and liabilities:
      Other assets                                                   2,308         8,310        (4,542)
      Other liabilities                                             (3,720)       12,853        16,095
      Income tax receivable                                          1,693           550        (1,211)
      Intercompany payable                                          13,541         2,706        44,816
                                                                  --------      --------      --------
          Net cash (used in) provided by operating activities       (4,758)        2,660        45,855
                                                                  --------      --------      --------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                       0             0       (27,746)
Capital expenditures                                                  (267)       (1,752)      (16,859)
                                                                  --------      --------      --------
          Net cash used in investing activities                       (267)       (1,752)      (44,605)
                                                                  --------      --------      --------

FINANCING ACTIVITIES:
Purchase of treasury stock                                          (2,038)         (471)         (818)
Net borrowings under the bank revolving credit agreement             6,404             0             0
Other                                                                    0             0            56
                                                                  --------      --------      --------
          Net cash provided by (used in) financing activities        4,366          (471)         (762)
                                                                  --------      --------      --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                       (659)          437           488

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                925           488             0
                                                                  --------      --------      --------

CASH AND EQUIVALENTS, END OF YEAR                                 $    266      $    925      $    488
                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                        Year Ended
                                                        ---------------------------------------
                                                        September 30,   October 1,   October 3,
                                                           2001           2000         1999
                                                        -------------   ----------   ----------
Cash paid (received) during the year for:

     Income taxes                                          $ (1,303)     $ (3,042)    $ (9,724)
                                                           ========      ========     ========

     Interest                                              $ 10,950      $ 10,197     $ 11,033
                                                           ========      ========     ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Treasury stock issued for employee savings plan       $      0      $    297     $      0
                                                           ========      ========     ========

            SCHEDULE II - CONDENSED VALUATION AND QUALIFYING ACCOUNTS
                        BWAY CORPORATION AND SUBSIDIARIES
                                 (In Thousands)

                                                      Additions
                                       Balance at    Charged to
                                      Beginning of   Costs and                  Balance at
Description                             Period        Expenses    Deductions   End of Period
-----------------------------------   ------------   ----------   ----------   -------------
Allowance for Doubtful Accounts:

Year ended October 3, 1999             $  533         $       (3)   $   24 (1)     $  506
Year ended October 1, 2000                506             539          537 (1)        508
Year ended September 30, 2001             508             412          170 (1)        750

Allowance for Notes Receivable: (2)

Year ended October 3, 1999             $   --         $   868 (3)   $   --         $  868
Year ended October 1, 2000                868              --           --            868
Year ended September 30, 2001             868             532           --          1,400

Restructuring Reserve:

Year ended October 3, 1999             $5,390         $    --       $4,920         $  470
Year ended October 1, 2000                470           2,900        2,435            935
Year ended September 30, 2001             935           5,300        2,463          3,772

Purchase Accounting Liability:

Year ended October 3, 1999             $1,904         $11,037       $6,684         $6,257
Year ended October 1, 2000              6,257              --        3,756          2,501
Year ended September 30, 2001           2,501              --        2,501             --

------------
(1) Deductions form the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable.
(2) Allowance is for notes receivable included in Other Assets.
(3) Allowance was setup when the Company received a note in exchange for the sale of equipment.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
  No.     Description of Document
-------   -----------------------
 3.1      Amended and Restated Certificate of Incorporation of              (3)
          the Company.

 3.2      Amended and Restated By-laws of the Company                       (1)

 3.3      Rights Agreement dated as of June 9, 1995 between the             (1)
          Company and Harris Trust and Savings Bank, as Rights
          Agent

 3.4      Amendments to Rights Agreement dated as of February               (3)
          12, 1996 between the Company and Harris Trust and
          Savings Bank, as Rights Agent

 3.5      Amendment No. 2 to Rights Agreement dated as of August            (9)
          19, 1997 between the Company and Harris Trust and
          Savings Bank, as Rights Agent

 3.6      Amendment No. 3 to Rights Agreement, dated as of                  (9)
          November 26, 1997, between the Company and Harris
          Trust and Savings Bank

 4.1      Form of certificate representing shares of Common                 (2)
          Stock of the Company

 4.2      Credit Agreement among Armstrong Containers, Inc.,               (17)
          BWAY Corporation, BWAY Manufacturing, Inc. and Milton
          Can Company, Inc. as borrowers with BWAY Corporation, as funds administrator, the lenders, and Bankers Trust
          Company, as agent and Bank of America, N.A., as documentation agent, dated as of May 22, 2001, as amended

 4.3      Indenture dated as of April 11, 1997 among the                    (6)
          Company, the subsidiary guarantors named therein and Harris Savings and Trust Company, as trustee

 4.4      Forms of Series A and Series B 10 1/4% Senior                      (6)
          Subordinated Notes (contained in Exhibit 4.3 as
          Exhibit A and B thereto, respectively)

Exhibit
  No.     Description of Document
-------   -----------------------
 4.5      Form of Guarantee (contained in Exhibit 4.3 as Exhibit            (6)
          F thereto)

 4.6      Offer to exchange all outstanding options to purchase            (17)
          common stock issued under the BWAY 1995 Long Term
          Stock Incentive Plan (the "Plan"), as amended and restated, that have an exercise price of $9.00 per share or more for new options to be granted under the BWAY 1995 Long Term Stock Incentive Plan, as amended and restated, dated June 11, 2001

          The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1      Asset Purchase Agreement dated December 19, 1988                  (1)
          between BS Holdings Corporation, BW Plastics, Inc.,
          BW-Morrow Plastics, Inc. and Owens-Illinois Group, Inc.

10.2      Registration Agreement dated as of January 30, 1989               (1)
          between BS Holdings Corporation and certain stockholders

10.3      Acquisition Agreement dated as of March 4, 1993                   (1)
          between Ellisco Inc. and BSI

10.4      Stock Purchase Agreement dated April 27, 1993 among               (1)
          Armstrong Industries, Inc., its stockholders,
          Armstrong Containers, Inc. and BSI

10.5      Asset Purchase Agreement dated May 26, 1993 among DK              (1)
          Containers, Inc., Dennis Dyck, Robert Vrhel, Mohan
          Patel and BSI

10.6      Employment Agreement between the Company and Warren J.            (1)
          Hayford, dated as of June 1, 1995 *

10.7      Employment Agreement between the Company and John T.              (1)
          Stirrup, dated as of June 1, 1995 *

Exhibit
  No.     Description of Document
-------   -----------------------
10.8      Contract and Lease dated September 3, 1968, between               (1)
          the City of Picayune, Mississippi and Standard
          Container Company

10.9      Lease dated February 24, 1995 between Tab Warehouse               (1)
          Fontana II and BSI

10.10     Garland, Texas Industrial Net Lease dated January 14,             (1)
          1985 between MRM Associates and Armstrong Containers,
          Inc.

10.11     Gross Lease Agreement dated August 10, 1990 between               (1)
          Colonel Estates Joint Venture and BSI

10.12     Lease dated February 11, 1991 between Curto Reynolds              (1)
          Oelerich Inc. and Armstrong Containers, Inc.

10.13     Lease Agreement dated November 16, 1996 between Shelby           (11)
          Distribution Park and Brockway Standard, Inc., as amended December 26, 1996

10.14     Lease dated August 9, 1991 between DK Containers, Inc.            (1)
          and Smith Barney Birtcher Institutional Fund-I Limited
          Partnership and the First Amendment thereto

10.15     Lease dated September 2, 1994 between Division Street             (8)
          Partners, L.P. and BSNJ

10.16     Employee Stock Purchase Agreement dated March 4, 1994             (1)
          among BS Holdings Corporation, Perry Schwartz,
          Mid-America Group, Ltd., Warren J. Hayford and Daniel
          P. Casey *

10.17     Agreement, dated May 15, 1995, between BSI and                    (1)
          Owens-Illinois, Inc. Pursuant to (s)9.9 (d) of the
          December 19, 1988 Stock Purchase Agreement

10.18     Settlement Agreement, dated June 30, 1997 between BWAY           (11)
          Corporation and Owens-Illinois Group, Inc.

10.19     Brockway Standard Holdings Corporation Formula Plan               (1)
          for Non-Employee Directors *

10.20     Cooperation Agreement between Ball Corporation and                (3)
          BWAY Corporation, dated January 4, 1996.

10.21     Merger Agreement with Milton Can Company, Inc., dated             (3)
          March 12, 1996.

10.22     Amendment #1 to the Merger Agreement with Milton Can              (3)
          Company, Inc., dated April 30, 1996

10.23     Asset Purchase Agreement dated April 29, 1996, between            (3)
          Brockway Standard, Inc., BWAY Corporation, Van Dorn
          Company and Crown Cork & Seal Company, Inc.

Exhibit
  No.     Description of Document
-------   -----------------------
10.24     Employment Agreement between the Company and James W.             (4)
          Milton, dated as of May 28, 1996 *

10.25     Amended and Restated Registration Rights Agreement                (4)
          dated as of May 28, 1996, between BWAY Corporation and certain shareholders

10.26     Asset Purchase Agreement dated October 6, 1996,                   (5)
          between Brockway Standard (New Jersey), Inc. (formerly known as Milton Can Company, Inc.), BWAY Corporation,
          Ball Metal Food Container Corp., and Ball Corporation

10.27     Amendment No. 1 to the Asset Purchase Agreement dated             (5)
          October 28, 1996 between Milton Can Company, Inc.,
          BWAY Corporation, Ball Metal Food Container Corp., and
          Ball Corporation

10.28     Purchase Agreement dated as of April 8, 1997 among the            (6)
          Company, the subsidiary guarantors named therein, BT
          Alex. Brown Incorporated (formerly known as Bankers
          Trust Company), Bear, Stearns & Co. Inc. and
          NationsBanc Capital Markets, Inc.

10.29     Brockway Standard (Ohio), Inc. Bargaining Unit Savings            (7)
          Plan *

10.30     Employment Agreement between the Company and John T.             (10)
          Stirrup B Amendment No. 1 *

10.31     Asset Purchase Agreement between BMAT, Inc. and the              (12)
          United States Can Company dated November 9, 1998

10.32     Employment Agreement between the Company and John T.             (13)
          Stirrup -- Amendment No. 2*

10.33     Employment Agreement and Options Agreement between the           (14)
          Company and Warren J. Hayford -- Omnibus Amendment *

10.34     Employment Agreement between the Company and                     (14)
          Jean-Pierre M. Ergas, dated as of January 1, 2000 *

10.35     Lease Agreement dated August 20, 1999 between CRICBW             (14)
          Anderson Trust and Milton Can Company

10.36     Lease Agreement dated September 15, 1999 between                 (14)
          Division Street Partners, L.P. and BSNJ

10.37     Employment agreement between the Company and Paul                (15)
          Mangiafico, dated as of March 1, 2000 *

10.38     BWAY Corporation Fourth Amended and Restated 1995                (15)
          Long-Term Incentive Plan *

Exhibit
  No.     Description of Document
-------   -----------------------
10.39     Employment agreement between the Company and Thomas              (16)
          Eagleson, dated as of July 1, 2000 *

10.40     Amendment No. 1 dated as of July 1, 2000 to the                  (16)
          Employment agreement between the Company and Paul
          Mangiafico, dated as of March 1, 2000 *

10.41     Change in Control Agreement, between BWAY Corporation            (17)
          and Thomas Eagleson, dated August 9, 2001 *

10.42     Change in Control Agreement, between BWAY Corporation            (17)
          and Kevin C. Kern, dated August 9, 2001 *

10.43     Change in Control Agreement, between BWAY Corporation            (17)
          and Kenneth Roessler, dated August 9, 2001 *

10.44     Separation and Release Agreement between BWAY
          Corporation and James W. Milton dated November 2, 2001. **

10.45 Change in Control Agreement, between BWAY Corporation and Jean-Pierre M. Ergas, dated August 30, 2001 *

10.46 Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre M. Ergas effective January 1, 2002. *

10.47     Amendment No. 1 to Employment Agreement by and between
          Bway Corporation and Jean-Pierre M. Ergas effective
          January 1, 2002. *

21.1      Subsidiaries of the Company

23.1      Consents of Experts and Counsel

------------

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

(13) Incorporated by reference to the Company's Form 10-Q for the period ending July 4, 1999 (File No. 0-26178).

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ending October 3, 1999 (File No. 0-26178).

(15) Incorporated by reference to the Company's Form 10-Q for the period ending April 2, 2000 (File No. 0-26178).

(16) Incorporated by reference to the Company's Form 10-Q for the period ending July 2, 2000 (File No. 0-26178).

(17) Incorporated by reference to the Company's Form 10-Q for the period ending July 1, 2001 (File No. 0-26178).