Form 10-Q
period 2001-12-30
BWAY CORP
filed 2002-02-13
CIK 943897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2001

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

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ----     ------

There were 8,701,806 shares of Common Stock ($.01 par value) outstanding as of February 12, 2002.

                                BWAY CORPORATION
                     For the quarter ended December 30, 2001
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 30, 2001
          (Unaudited) and September 30, 2001                                3

          Consolidated Statements of Income for the Three
          Months Ended December 30, 2001 and December 31, 2000
          (Unaudited)                                                       4

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 30, 2001 and December 31, 2000
          (Unaudited)                                                       5

          Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                             12


                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities and Use of Proceeds                        13

Item 3.   Defaults upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                      December 30,       September 30,
                                                                                          2001               2001
                                                                                      (Unaudited)
                                                                                    ---------------     --------------
Assets
  Cash and cash equivalents                                                             $     57       $     285
  Accounts receivable, net of allowance for doubtful accounts
    of $857 and $750                                                                      44,346          45,052
  Inventories, net                                                                        45,998          44,989
  Current income taxes receivable                                                              -           1,355
  Deferred tax asset                                                                      11,880          11,880
  Other                                                                                    2,547           2,847
                                                                                        --------        --------
         Total current assets                                                            104,828         106,408

  Property, plant and equipment, net                                                     110,723         113,365

  Other assets:
    Intangible assets, net of accumulated amortization of $18,131 and $17,416             74,133          74,848
    Deferred financing fees, net                                                           4,028           4,322
    Other                                                                                  1,806           1,952
                                                                                        --------        --------
         Total other assets                                                               79,967          81,122
                                                                                        --------        --------
            Total assets                                                                $295,518        $300,895
                                                                                        ========        ========

Liabilities and stockholders' equity

  Current liabilities:
    Accounts payable                                                                    $ 55,834        $ 68,881
    Accrued salaries and wages                                                             7,318           7,935
    Accrued interest                                                                       2,280           4,844
    Accrued rebates                                                                        6,859           5,129
    Other                                                                                 12,238          11,250
                                                                                        --------        --------
         Total current liabilities                                                        84,529          98,039

  Long-term debt                                                                         119,912         112,808
  Long-term liabilities:
    Deferred income taxes                                                                 18,388          18,388
    Other                                                                                 11,317          11,225
                                                                                        --------        --------
          Total long-term liabilities                                                     29,705          29,613
                                                                                        --------        --------

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000,000 shares                               -               -
    Common stock, $.01 par value; authorized 24,000,000 shares,
       issued 9,851,002 shares                                                                99              99
    Additional paid-in capital                                                            36,760          36,760
    Retained earnings                                                                     37,350          36,413
                                                                                        --------        --------
                                                                                          74,209          73,272
    Less treasury stock, at cost, 1,149,196 shares                                       (12,837)        (12,837)
                                                                                        --------        --------
         Total stockholders' equity                                                       61,372          60,435
                                                                                        --------        --------
            Total liabilities and stockholders' equity                                  $295,518        $300,895
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

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)



                                                                                          Three Months Ended
                                                                                   ----------------------------------
                                                                                    December 30,        December 31,
                                                                                        2001                2000
                                                                                   ---------------     --------------

Net sales                                                                             $117,330            $107,574

Costs, expenses and other:

     Cost of products sold (excluding depreciation and amortization)                   104,443              98,605
     Depreciation and amortization                                                       4,833               5,353
     Selling and administrative expense                                                  3,306               3,558
     Interest expense, net                                                               3,267               3,931
     Other, net                                                                           (296)                (23)
                                                                                      --------            --------
          Total costs, expenses and other                                              115,553             111,424

Income (loss) before income taxes                                                        1,777              (3,850)
Provision (benefit) for income taxes                                                       840              (2,002)
                                                                                      --------            --------
Net income (loss)                                                                     $    937            $ (1,848)
                                                                                      ========            ========

Earnings (loss) per common share:
---------------------------------

Basic earnings (loss) per common share                                                $   0.11            $  (0.20)
                                                                                      ========            ========
Weighted average basic common shares outstanding                                         8,702               9,195
                                                                                      ========            ========

Diluted earnings (loss) per common share                                              $   0.10            $  (0.20)
                                                                                      ========            ========
Weighted average diluted common shares outstanding                                       8,990               9,195
                                                                                      ========            ========


See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

-              --------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                    ---------------------------
                                                                    December 30,  December 31,
                                                                        2001           2000
                                                                    ------------  -------------

Operating activities:
  Net income (loss)                                                   $   937        $ (1,848)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                       4,118           4,383
     Amortization of goodwill and other intangibles                       715             970
     Amortization of deferred financing costs                             244             238
     Provision for doubtful accounts                                      107              22
     Gain on disposition of property, plant and equipment                (291)            (34)
     Changes in assets and liabilities:
          Accounts receivable                                             599           4,936
          Inventories                                                  (1,009)         (3,594)
          Other assets                                                    258            (262)
          Accounts payable                                             (8,081)         (8,499)
          Accrued liabilities                                          (1,178)         (4,503)
          Income taxes, net                                             1,849          (2,068)
                                                                     --------       ---------
               Net cash used in operating activities                   (1,732)        (10,259)
                                                                     --------       ---------

Investing activities:
  Capital expenditures                                                 (1,732)         (2,011)
  Proceeds from disposition of property, plant and equipment
   and assets held for sale                                               486               9
  Other                                                                     3               7
                                                                     --------       ---------
               Net cash used in investing activities                   (1,243)         (1,995)
                                                                     --------       ---------

Financing activities:
  Net borrowings under bank revolving credit facility                   7,104          18,100
  Decrease in unpresented bank drafts                                  (4,357)         (5,665)
  Purchases of treasury stock, net                                          -            (374)
  Financing costs incurred                                                  -            (250)
                                                                     --------       ---------
               Net cash provided by financing activities                2,747          11,811
                                                                     --------       ---------

Net decrease in cash and equivalents                                     (228)           (443)

Cash and equivalents:
  Beginning of period                                                     285             961
                                                                     --------       ---------
  End of period                                                      $     57       $     518
                                                                     ========       =========



Supplemental Disclosures of Cash Flow Information:

  Cash paid (refunded) during the period for:
     Interest                                                        $  5,584       $   6,205
                                                                     ========       =========
     Income taxes                                                    $ (1,009)      $      66
                                                                     ========       =========

Noncash Investing And Financing Activities:

  Amounts owed for capital expenditures                              $    423       $     476
                                                                     ========       =========


See notes to consolidated financial statements (unaudited).

                                BWAY CORPORATION
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. GENERAL

   The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of December 30, 2001 and September 30, 2001 and for the three months ended December 30, 2001 and December 31, 2000 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended December 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

2. INVENTORIES

   Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

                                               December 30,       September 30,
    (in thousands)                                2001               2001
                                            ----------------    ---------------
    Inventories at FIFO cost:
      Raw materials                       $            4,793  $           4,911
      Work-in-process                                 28,957             30,389
      Finished goods                                  12,248              9,689
                                            ----------------    ---------------
                                                      45,998             44,989
      LIFO reserve                                       365                365
      Market reserve                                    (365)              (365)
                                            ----------------    ---------------
              Inventories, net            $           45,998  $          44,989
                                            ================    ===============


3. STOCKHOLDERS' EQUITY

   Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company's current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 8.7 million and 9.2 million in the first fiscal quarters of 2002 and 2001, respectively. Weighted average diluted common shares outstanding were 9.0 million and 9.2 million in the first fiscal quarters of 2002 and 2001, respectively.

4. CREDIT FACILITY

   At December 30, 2001, the Company's borrowing limit under its $90 million Credit Facility was $71.3 million. Based on certain borrowing restrictions, the Company had $43.2 million excess availability at December 30, 2001. At December 30, 2001, rate margins were 1.00% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.75% (prime) and 4.78% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility at December 30, 2001. The Company's Credit Facility expires in May 2005.

5.   RESTRUCTURING AND IMPAIRMENT CHARGE

     The following table sets forth changes in the Company's restructuring liabilities from September 30, 2001 to December 30, 2001. The nature of the liabilities has not changed from those previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


     (in millions)                             Balance                     Balance
                                            September 30,                December 30,
                                                2001       Expenditures      2001
                                            -------------  ------------  ------------
     Restructuring liabilities:
          Severance costs                     $  0.2         $ (0.1)       $  0.1
          Facility closure costs                 3.4           (0.5)          2.9
          Other                                  0.2           (0.1)          0.1
                                              ------         ------        ------
     Total restructuring liabilities
        included in other current
        liabilities                           $  3.8         $ (0.7)       $  3.1
                                              ======         ======        ======

     The majority of the fixed assets impaired in the third quarter of fiscal 2001 have been disassembled and sold for scrap as of December 30, 2001. Any remaining impaired assets not held for use will be scraped or dismantled for space parts.

6.   COMMITMENTS AND CONTINGENCIES

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

     In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company's ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million.

     In December 2001, the Company discovered an unlicensed landfill at the Company's Cincinnati, Ohio facility. The identified landfill predates the Company's acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 million and $3.3 million and 35% of any costs exceeding $3.3 million. The Company has notified Ball Corporation and the Ohio Environmental Protection Agency to determine the required remediation.

     The Company recorded a $0.6 million environmental charge during the first quarter of fiscal 2002 for these matters.

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

     Letters of Credit

     At December 30, 2001, the Company had standby letters of credit in the aggregate amount of $4.3 million in favor of the Company's workers' compensation insurer, purchasing card vendor and a foreign supplier.

7.   STOCKHOLDERS' EQUITY

     Stock Option Replacement Program

     On July 27, 2001, the Company canceled certain outstanding options with an exercise price of $9.00 or more in connection with the Company's Stock Option Replacement Program. On January 29, 2002, the Company reissued options to acquire a number of shares equal to the number of shares canceled. The new options have an exercise price of $11.05 per share, which is equal to the closing price of the Company's Common Stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable on January 29, 2002 and the remaining 50% will be exercisable on January 29, 2003. The reissued options expire January 29, 2012.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. The Company adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. The reclassification of $4.5 million for the first quarter of fiscal 2001 was reflected in the financial statements for comparative purposes.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company at the beginning of fiscal 2003. The Company is assessing the Statement's impact on the Company's financial position and operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 1 of this report.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company's most critical accounting policies are those related to revenue recognition, accounts receivable allowances, inventory valuation.

     Revenue Recognition and Accrued Rebates - The Company recognizes revenue when product is shipped and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. The Company enters into contractual agreements with its customers for rebates on certain products. As sales occur, a provision for rebates is accrued on the balance sheet and is a charge against net sales.

     Inventories - Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. A large portion of the Company's inventory is manufactured to customer specifications and is not subject to rapid technological change. Other inventory is generally less specific and saleable to multiple customers. Management does not believe changes are reasonably likely to have a material impact on the valuation of its inventories.

     Trade Accounts and Notes Receivable - Management estimates allowances for collectibility related to its trade accounts and note receivables. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

     Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Net sales increased 9.1% in the first quarter of fiscal 2002 to $117.3 million from $107.6 million in the first quarter of fiscal 2001. The increase is partially due to a major customer pre-buying cans to facilitate production shifts between their plants and to unusually weak net sales in the first quarter of fiscal 2001. New business gained in the second half of fiscal 2001 also contributed to the increased sales in first quarter of fiscal 2002.

Cost of products sold (excluding depreciation and amortization) increased 5.9% to $104.4 million in the first quarter of fiscal 2002 from $98.6 million in the first quarter of fiscal 2001. Cost of products sold as a percentage of net sales decreased to 89.0% in the first quarter of fiscal 2002 from 91.7% in the first quarter of fiscal 2001. The decrease in cost of products sold as a percentage of net sales was due to increased volume efficiencies and improved operating performance at certain of the Company's facilities. As more fully described in
Note 6 to the consolidated financial statements presented in Item I, the Company recorded a $0.6 million environmental charge to costs of products sold in the first quarter of fiscal 2002.

Depreciation and amortization expense decreased $0.6 million or 9.7% to $4.8 million in the first quarter of fiscal 2002 from $5.4 million in the first quarter of fiscal 2001. The decrease is primarily due to the impairment charge recorded in the third quarter of fiscal 2001, which included a write-off of $12.0 million of redundant equipment and $4.2 million of goodwill and other intangibles, partially offset by depreciation expense on fiscal 2002 capital expenditures.

Selling and administrative expense decreased 7.1% to $3.3 million in the first quarter of fiscal 2002 from $3.6 million in the first quarter of fiscal 2001. Selling and administrative expense as a percentage of net sales decreased to 2.8% for the first quarter of fiscal 2002 from 3.3% for the first quarter of fiscal 2001. The decrease in selling and administrative expense was primarily due to ongoing efforts to control corporate overhead costs.

Interest expense decreased 16.9% or $0.6 million to $3.3 million in the first quarter of fiscal 2002 from $3.9 million in the first quarter of fiscal 2001. The decrease is primarily attributable to lower market interest rates and lower average indebtedness. The Company's outstanding bank debt decreased $24.4 million to $19.9 million at December 30, 2001 from $44.3 at December 31, 2000 primarily due to improved operating results and better working capital management.

Other income of $0.3 million in the first quarter of fiscal 2002 relates primarily to the gain on sale of machinery and equipment included in Assets Held for Sale at September 30, 2001 for $0.2 million.

Income before taxes increased $5.6 million to $1.8 million in the first quarter of fiscal 2002 from a loss of $3.9 million in the first quarter of fiscal 2001. The increase was due to the factors discussed above. The provision for income taxes was $0.8 million in the first quarter of fiscal 2002. The Company recorded a tax benefit of $2.0 million in the first quarter of fiscal 2001 resulting from the operating losses recorded during the same period.

Diluted earnings per common share increased $0.30 to $0.10 for the first quarter of fiscal 2002 from a diluted loss per common share of $0.20 for the first quarter of fiscal 2001. The weighted-average diluted common shares outstanding were 9.0 million and 9.2 million for the respective quarters.

Liquidity and Capital Resources

The Company's cash requirements for operations and capital expenditures during the first quarter of fiscal 2002 were primarily financed through borrowings under the Company's Credit Facility. During the fiscal quarter, cash and cash equivalents decreased $0.2 million and net Credit Facility borrowings increased $7.1 million. Borrowings are typically the highest during the first quarter of the fiscal year due to payments of year-end accounts payable. Borrowings were $11.0 million lower during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

At December 30, 2001, the Company had a $90 million Credit Facility with an available borrowing limit of $71.3 million and excess availability of $43.2 million. The Credit Facility limits available borrowings based on a fixed asset sublimit and percentages of eligible accounts receivable and inventories. The difference between the available borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. The Company was in compliance with all Credit Facility covenants at December 30, 2001.

Credit Facility interest rates are based on interest rate margins for either the prime rate (as determined by Deutsche Bank AG, New York branch) or LIBOR. The Company has the option to borrow at either the prime or LIBOR rate margin. The interest rate margin on prime borrowings is fixed at 1.0% and the LIBOR interest rate margin is fixed at 2.75% through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company's ratio of total indebtedness to EBITDA.

Net cash used in operating activities was $1.7 million during the first quarter of fiscal 2002 compared to $10.3 million used during the first quarter of fiscal 2001. During the first quarter of fiscal 2002, cash from operating activities was primarily provided by net income before depreciation and amortization and by income tax refunds. Cash was primarily used to reduce accounts payable and accrued liabilities and to increase inventories. Inventories are generally lower and accounts payable are generally higher at the fiscal year end, and the first quarter is typically negatively impacted as inventory and accounts payable return to normal operating levels during the quarter.

Net cash used in investing activities was $1.2 million during the first quarter of fiscal 2002 compared to $2.0 million during the first quarter of fiscal 2001. Net cash used in investing activities was primarily used for capital expenditures during the first quarter of each fiscal year. Net cash used in investing activities in the first quarter of fiscal 2002 was partially offset by $0.5 million in proceeds from the disposition of property, plant and equipment.

Net cash provided by financing activities was $2.7 million during the first quarter of fiscal 2002 compared to $11.8 million during the first quarter of fiscal 2001. Net borrowings under the Company's Credit Facility decreased $11.0 million to $7.1 million for the first fiscal quarter of 2002 compared to $18.1 million for the first fiscal quarter of 2001. Cash used in financing activities for the first fiscal quarter of 2002 was primarily used to decrease unpresented bank drafts.

At December 30, 2001, Credit Facility covenants prohibited the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. The Indenture governing the Company's $100 million Senior Subordinated Notes also contains certain restrictive covenants, including limitations on asset sales and additional indebtedness. Covenants in the Indenture restricted the Company's ability to pay shareholder dividends and other restricted payments in an amount greater than $9.6 million at December 30, 2001.

Management believes that cash provided from operations and borrowings available under the Credit Facility will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

The Company is assessing and considering various strategic options to optimize shareholder value. Management is investigating a broad range of possibilities including, but not limited to, internal expansion, acquisitions, a business combination and a recapitalization.

Commitments and Contingencies

On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have any off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends. However, the following additional information is provided to assist financial statement users.

Related Party Transactions

The Company leases a warehouse and a manufacturing facility in Elizabeth, New Jersey under operating leases with partnerships of which a member of the Company's board is a partner. The manufacturing facility was closed in fiscal year 2001 and reserves were included in the Company's 2001 restructuring and impairment charge to offset future lease obligations, net of expected income from subleasing the excess space. The Company continues to use the warehouse and is actively marketing the manufacturing facility for sublease. Management does not believe these related party transactions will materially affect the results of operations, cash flows or financial position of the Company in the future. The Company does not have any arrangements or transactions with unconsolidated, limited or special purpose entities in which the Company has an ownership or other controlling interest.

Contractual Obligations and Commercial Commitments

The following chart sets forth the Company's material contractual cash obligations as of December 30, 2001.


(in millions)                      Payments Due by Period

Contractual Obligations            Total   Less than 1 year   1 - 3 years  4 - 5 years    After 5 years
Long-term debt                       $119.9    $  --            $ --        $ 119.9        $   --
Operating leases                       35.8       5.4             8.8           5.8           15.8
Other long-term obligations (1)         9.4       0.1             0.4           0.9            8.0
Total contractual cash obligations   $165.1    $  5.5           $ 9.2       $ 126.6        $  23.8

     (1) Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of the Company's current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The amounts are included in the Company's consolidated balance sheet in "Other Long-Term Liabilities" as of December 30, 2001.

At December 30, 2001, the Company had standby letters of credit in the aggregate amount of $4.3 million in favor of the Company's workers' compensation insurer, purchasing card vendor and a foreign supplier. These standby letters of credit expire in less than one year.

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

In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company's ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million.

In December 2001, the Company discovered an unlicensed landfill at the Company's Cincinnati, Ohio facility. The identified landfill predates the Company's acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 and $3.3 million and 35% any costs exceeding $3.3 million. The Company has notified Ball Corporation and the Ohio Environmental Protection Agency to determine the required remediation.

The Company recorded a $0.6 million environmental charge during the first quarter of fiscal 2002 for these matters.

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

Pension Plans and Retiree Benefits

The Company's pension plans and retiree benefits are discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of September 30, 2001. The Company sponsors a qualified defined contribution profit sharing and savings plan for specified employees that provides for employee contributions with a Company matching provision, and, for certain employees, a deferred profit sharing component funded by the Company. The Company also sponsors a defined benefit post-retirement benefit plan applicable to certain union employees at the Company's Cincinnati, Ohio manufacturing facility. The Company has an unfunded benefit obligation of $4.1 million at September 30, 2001 related to this defined benefit plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair value of the Company's Senior Subordinated Notes due 2007 is exposed to the market risk of interest rate changes. The Company's cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Company's Credit Facility.

The Company's Credit Facility permits the Company to borrow up to $90 million provided certain assets are sufficient and certain restrictive covenants are met. Borrowings under the Credit Facility bear interest at either the prime rate or the London InterBank Offered Rate ("LIBOR") plus an applicable spread percentage. The Company determines whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings is fixed at 1.0%. The interest rate spread on LIBOR borrowings at December 30, 2001 was 2.75% and the rate spread is fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company's ratio of total indebtedness to EBITDA. At December 30, 2001, the Company had borrowings under the Credit Facility of $19.9 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings by less than $0.1 million at the December 30, 2001 debt level.

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

Item 6.  Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended December 30, 2001.



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

                                  BWAY Corporation
                                  (Registrant)


Date: February 13, 2002           By:  /s/ Kevin C. Kern
                                      ----------------------------
                                           Kevin C. Kern
                                           Vice President of Administration and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)




Form 10-Q: For the quarterly period ended December 30, 2001

                                INDEX TO EXHIBITS

   Exhibit
     No.                             Description of Document
-------------     -------------------------------------------------------------

                        None