Form 10-Q
period 2002-03-31
BWAY CORP
filed 2002-05-13
CIK 943897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number 0-26178

BWAY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3624491
(State of incorporation)	(IRS Employer Identification No.)

8607 Roberts Drive, Suite 250
Atlanta, Georgia 30350-2230
(Address of principal executive offices)

(770) 645-4800
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

There were 8,669,596 shares of Common Stock ($.01 par value) outstanding as of April 30, 2002.

BWAY CORPORATION
For the quarter ended March 31, 2002
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	September 30, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$3,265	$285
Accounts receivable, net of allowance for doubtful accounts of $974 and $750	49,329	45,052
Inventories, net	46,107	44,989
Current income taxes receivable	1,618	1,355
Deferred tax asset	10,262	11,880
Other	2,561	2,847

Total current assets	113,142	106,408
Property, plant and equipment, net	109,053	113,365
Other assets:
Intangible assets, net of accumulated amortization of $18,849 and $17,416	73,565	74,848
Deferred financing fees, net of accumulated amortization of $2,514 and $2,025	3,834	4,322
Other	1,073	1,952

Total other assets	78,472	81,122

Total assets	$300,667	$300,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,608	$68,881
Accrued salaries and wages	7,505	7,935
Accrued interest	4,839	4,844
Accrued rebates	4,897	5,129
Other	13,838	11,250

Total current liabilities	91,687	98,039
Long-term debt	115,561	112,808
Long-term liabilities:
Deferred income taxes	18,388	18,388
Other	11,481	11,225

Total long-term liabilities	29,869	29,613

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares	—	—
Common stock, $.01 par value; authorized 24,000,000 shares, issued 9,851,002 shares	99	99
Additional paid-in capital	36,735	36,760
Retained earnings	39,898	36,413

	76,732	73,272
Less treasury stock, at cost, 1,181,406 and 1,149,196 shares	(13,182)	(12,837)

Total stockholders’ equity	63,550	60,435

Total liabilities and stockholders’ equity	$300,667	$300,895

See notes to consolidated financial statements (unaudited)

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Net sales	$128,656	$115,183	$245,986	$222,757
Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	112,607	104,704	217,050	203,309
Depreciation and amortization	4,837	5,046	9,670	10,399
Selling and administrative expenses	3,917	4,152	7,223	7,710
Interest expense, net	3,346	4,026	6,613	7,957
Other, net	(498)	(2)	(794)	(25)

Total costs, expenses and other	124,209	117,926	239,762	229,350

Income (loss) before income taxes	4,447	(2,743)	6,224	(6,593)
Provision (benefit) for income taxes	1,899	(941)	2,739	(2,943)

Net income (loss)	$2,548	$(1,802)	$3,485	$(3,650)

Income (loss) per common share:
Basic earnings (loss) per common share	$0.29	$(0.20)	$0.40	$(0.40)

Weighted average basic common shares outstanding	8,690	9,113	8,683	9,115

Diluted earnings (loss) per common share	$0.28	$(0.20)	$0.39	$(0.40)

Weighted average diluted common shares outstanding	9,113	9,113	9,045	9,115

See notes to consolidated financial statements (unaudited).

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	March 31, 2002	April 1, 2001
Operating activities:
Net income (loss)	$3,485	$(3,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,237	8,774
Amortization of goodwill and other intangibles	1,433	1,625
Amortization of deferred financing costs	488	496
Provision for doubtful accounts	224	98
Gain on disposition of property, plant and equipment	(371)	(40)
Gain on sale of equity securities	(414)
Deferred income taxes	1,618
Changes in assets and liabilities:
Accounts receivable	(4,501)	(3,349)
Inventories	(1,118)	1,366
Other assets	806	590
Accounts payable	(975)	(877)
Accrued liabilities	(211)	(4,132)
Income taxes, net	2,177	(1,824)

Net cash provided by (used in) operating activities	10,878	(923)

Investing activities:
Capital expenditures	(3,635)	(3,615)
Proceeds from disposition of property, plant and equipment and assets held for sale	508	12
Proceeds from sale of equity securities	414
Other	3	12

Net cash used in investing activities	(2,710)	(3,591)

Financing activities:
Net borrowings under bank revolving credit facility	2,753	14,900
Decrease in unpresented bank drafts	(7,571)	(9,555)
Purchases of treasury stock, net	(370)	(865)
Financing costs incurred		(350)

Net cash provided by (used in) financing activities	(5,188)	4,130

Net increase (decrease) in cash and equivalents	2,980	(384)
Cash and equivalents:
Beginning of period	285	961

End of period	$3,265	$577

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$6,617	$7,426

Income taxes	$(1,056)	$(1,119)

Noncash Investing and Financing Activities:
Amounts owed for capital expenditures	$969	$715

See notes to consolidated financial statements (unaudited).

BWAY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     GENERAL

The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of March 31, 2002 and September 30, 2001 and for the three and six month periods ended March 31, 2002 and April 1, 2001 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

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

2.     INVENTORIES

Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

	March 31, 2002	September 30, 2001
	(in thousands)
Inventories at FIFO cost:
Raw materials	$6,001	$4,911
Work-in-progress	28,454	30,389
Finished goods	11,652	9,689

	46,107	44,989
LIFO reserve	365	365
Market reserve	(365)	(365)

Inventories, net	$46,107	$44,989

3.     STOCKHOLDERS’ EQUITY

Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested shares issued under the Company’s current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 8.7 million and 9.1 million in the second fiscal quarters and first six months of 2002 and 2001, respectively. Weighted average diluted common shares outstanding were 9.1 million in each of the second fiscal quarters of 2002 and 2001, and 9.0 million and 9.1 million in the first six months of fiscal 2002 and 2001, respectively. Common stock equivalents are considered anti-dilutive when there is a net loss during the period. For the three and six month periods ended April 1, 2001, there were not any common stock equivalents that would have been anti-dilutive despite the net losses in those periods. During the second quarters of fiscal 2002 and fiscal 2001, the Company purchased 36,100 shares and 122,612 shares, respectively, of the Company’s common stock for treasury for approximately $388,000 and $491,000 respectively. The Company expects to continue its historical practice of purchasing its common stock for treasury. During the second quarter of fiscal 2002, the Company issued 3,890 shares from treasury for exercises of stock options.

Stock Option Replacement Program

On July 27, 2001, the Company canceled certain outstanding options with an exercise price of $9.00 or more in connection with the Company’s Stock Option Replacement Program. On January 29, 2002, the Company reissued options to acquire a number of shares equal to the number of shares canceled. The new options have an exercise price of $11.05 per share, which is equal to the closing price of the Company’s Common Stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable on January 29, 2002 and the remaining 50% will be exercisable on January 29, 2003. The reissued options expire January 29, 2012.

4.     CREDIT FACILITY

At March 31, 2002, the Company’s borrowing limit under its $90 million Credit Facility was $78.0 million. Based on certain borrowing restrictions, the Company had $55.0 million excess availability at March 31, 2002. At March 31, 2002, rate margins were 1.00% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.75% (prime) and 4.65% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility at March 31, 2002. The Company’s Credit Facility expires in May 2005.

5.     RESTRUCTURING AND IMPAIRMENT CHARGE

The following table sets forth changes in the Company’s restructuring liabilities from September 30, 2001 to March 31, 2002. The nature of the liabilities has not changed from those previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

	Balance September 30, 2001	Expenditures	Balance March 31, 2002
		(in millions)
Restructuring liabilities :
Severance costs	$0.2	$(0.2)	—
Facility closure costs	3.4	(1.0)	2.4
Other	0.2	(0.2)	—

Total restructuring liabilities included in other current liabilities	$3.8	$(1.4)	$2.4

The majority of the fixed assets impaired in the third quarter of fiscal 2001 have been disassembled and sold for scrap. Any remaining impaired assets not held for use will be scraped or dismantled for spare parts.

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

In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company’s ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million. The Company has been alerted to another potential hazardous waste site at the facility. The Company has initiated a study to determine the existence of the site and to obtain cost estimates for remediation, if required. The study has not been completed and a reasonable remediation cost estimate was not available prior to the filing.

In December 2001, the Company discovered an unlicensed landfill at the Company’s Cincinnati, Ohio facility. The identified landfill predates the Company’s acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 and $3.3 million and 35% any costs exceeding $3.3 million. The Company notified Ball Corporation and the Ohio Environmental Protection Agency in the first quarter of fiscal 2002 and is working with the parties to determine the required remediation.

The Company recorded a $0.6 million environmental charge during the first quarter of fiscal 2002 for these matters.

The Company (and, in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to off-site waste disposal sites utilized by former or current facilities of the Company or its various predecessors. Management believes that none of these matters will have a material adverse effect on the operating results or financial condition of the Company in light of both the Company’s understanding of the potential liability and the availability, in certain cases, of contractual indemnification from sellers of businesses to the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

Letters of Credit

At March 31, 2002, the Company had letters of credit in the aggregate amount of $5.5 million in favor of the Company’s workers’ compensation insurer, purchasing card vendors and a foreign supplier.

7.     SALE OF EQUITY SECURITIES

During February 2002, the Company received stock from the demutualization of an insurance company of which the Company was a policyholder. The Company accounted for the stock received at fair value of approximately $0.4 million with a corresponding gain recognized as other income. The Company sold the stock upon receipt.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. The Company adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. The reclassification of $4.6 million and $9.1 million for the three and six month periods ended April 1, 2001, respectively, was reflected in the financial statements for comparative purposes.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS’) 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company at the beginning of fiscal 2003. The Company is assessing the Statement’s impact on the Company’s financial position and operating results.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 1 of this report.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company’s most critical accounting policies are as follows:

Revenue Recognition and Accrued Rebates—The Company recognizes revenue when product is shipped and title and risk of loss pass to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. The Company enters into contractual agreements with its customers for rebates on certain products. As sales occur, a provision for rebates is accrued on the balance sheet and is a charge against net sales. In the event that judgment concerning these provisions was to change, it could have an impact on the amounts recorded.

Inventories—Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. A large portion of the Company’s inventory is manufactured to customer specifications and is not subject to rapid technological change. Other inventory is generally less specific and saleable to multiple customers. In the event that judgment concerning these reserves was to change, it could have an impact on the amounts recorded.

Trade Accounts and Notes Receivable—Management estimates allowances for collectibility related to its trade accounts and notes receivable. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

Results of Operations

Net sales increased 11.7% in the second quarter of fiscal 2002 to $128.7 million from $115.2 million in the second quarter of fiscal 2001. Year-to-date sales increased 10.4% for fiscal 2002 to $246.0 million from $222.8 million for fiscal 2001. The increase was primarily due to a recovery from unusually weak net sales during the first six months of fiscal 2001 and new business gained by the Company in the last six months of fiscal 2001 and the first six months of fiscal 2002.

Cost of products sold (excluding depreciation and amortization) increased 7.5% to $112.6 million in the second quarter of fiscal 2002 from $104.7 million in the second quarter of fiscal 2001. Cost of products sold as a percentage of net sales decreased to 87.5% in the second quarter of fiscal 2002 from 90.9% in the second quarter of fiscal 2001. Cost of products sold (excluding depreciation and amortization) increased 6.8% to $217.1 million for the first six months of fiscal 2002 from $203.3 million for the first six months of fiscal 2001. Cost of products sold as a percentage of net sales decreased to 88.2% in the first six months of fiscal 2002 from 91.3% in the first six months of fiscal 2001. The decrease in cost of products sold as a percentage of net sales was primarily attributable to higher sales, resulting in higher overhead absorption, improved manufacturing efficiencies and cost reductions.

Depreciation and amortization expense decreased $0.2 million to $4.8 million in the second quarter of fiscal 2002 from $5.0 million in the second quarter of fiscal 2001. Depreciation and amortization decreased $0.7 million to $9.7 million in the first six months of fiscal 2002 from $10.4 million in the first six months of fiscal 2001. The decrease in depreciation and amortization is primarily due to the impairment charge recorded in the third quarter of fiscal 2001, which included a write-off of $12.0 million of redundant equipment and $4.2 million of goodwill and other intangibles, partially offset by depreciation expense on new capital expenditures.

Selling and administrative expense decreased $0.3 million to $3.9 million in the second quarter of fiscal 2002 from $4.2 million in the second quarter of fiscal 2001. Selling and administrative expense as a percentage of net sales decreased to 3.0% for the second quarter of fiscal 2002 from 3.6% for the second quarter of fiscal 2001. Selling and administrative expense decreased $0.5 million to $7.2 million in the first six months of fiscal 2002 from $7.7 million in the first six months of fiscal 2001. Selling and administrative expense as a percentage of net sales decreased to 2.9% for the first six months of fiscal 2002 from 3.5% for the first six months of fiscal 2001. The decrease in selling and administrative expense was primarily due to ongoing efforts to control corporate overhead costs.

Interest expense decreased $0.7 million to $3.3 million in the second quarter of fiscal 2002 from $4.0 million in the second fiscal quarter of 2001. The Company’s outstanding debt under the Credit Facility decreased $25.5 million to $15.6 million at March 31, 2002 from $41.1 million at April 1, 2001. Interest expense decreased $1.4 million to $6.6 million for the first six months of fiscal 2002 from $8.0 million for the first six months of fiscal 2001. Net interest expense decreased due to a reduction in average outstanding borrowings and lower LIBOR based interest rates during the respective periods. The Company’s borrowing rate under the Credit Facility is impacted by market rates and contractual rate margins.

Other income in the second quarter of fiscal 2002 includes a gain of $0.4 million on the sale of stock received from the demutualization of an insurance company, of which the Company was a policyholder. The Company accounted for the stock received at fair value and a gain was recognized as other income. The Company sold the shares upon receipt. Other income for the first six months of fiscal 2002 also includes a $0.3 million gain recorded in the first quarter of fiscal 2002 related to the sale of surplus equipment.

Income before taxes increased $7.2 million to $4.4 million in the second quarter of fiscal 2002 from a loss of $(2.7) million in the second quarter of fiscal 2001. Income before taxes increased $12.8 million to $6.2 million in the first six months of fiscal 2002 from a loss of $(6.6) million for the first six months of fiscal 2001. The changes in pretax income are due to the factors discussed above.

Provision for income taxes increased $2.8 million to $1.9 million in the second quarter of fiscal 2002 from a tax benefit of $(0.9) million in the second quarter of fiscal 2001. Provision for income taxes increased $5.7 million to $2.7 million in the first six months of fiscal 2002 from a tax benefit of $(2.9) million in the first six months of fiscal 2001. The increases are primarily due to the Company’s pre-tax income in the three and six-month periods of fiscal 2002 versus pre-tax loss in the three and six-month periods of fiscal 2001.

Basic and diluted earnings per common share were $0.29 and $0.28, respectively, for the second quarter of fiscal 2002 versus a basic and diluted loss per common share of $(0.20) for the second quarter of 2001. Weighted-average basic and diluted common shares outstanding were 8.7 million and 9.1 million, respectively, for the second quarter of fiscal 2002 versus weighted-average basic and diluted common shares outstanding of 9.1 million for the second quarter of 2001. Basic and diluted earnings per common share were $0.40 and $0.39, respectively, for the first six months of fiscal 2002 versus a basic and diluted loss per common share of $(0.40) for the first six months of fiscal 2001. Weighted-average basic and diluted common shares outstanding were 8.7 million and 9.0 million, respectively, for the first six months of fiscal 2002 versus weighted-average basic and diluted common shares outstanding of 9.1 for the first six months of fiscal 2001.

Liquidity and Capital Resources

The Company’s cash requirements for operations and capital expenditures during the first six months of fiscal 2002 were primarily financed through internally generated cash flows and borrowings under the Company’s Credit Facility. During the first six months of fiscal 2002, cash and cash equivalents increased $3.0 million and net Credit Facility borrowings increased $2.8 million to $15.6 million. During the first six months of fiscal 2001, net borrowings under the Company’s revolving credit facility increased $14.9 million to $41.1 million.

At March 31, 2002, the Company had a $90 million Credit Facility with an available borrowing limit of $78.0 million and excess availability of $55.0 million. The Credit Facility limits available borrowings based on a fixed asset sublimit and percentages of eligible accounts receivable and inventories. The difference between the available borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. The Company was in compliance with all Credit Facility covenants at March 31, 2002.

Credit Facility interest rates are based on interest rate margins for either the prime rate (as determined by Deutsche Bank AG, New York branch) or LIBOR. The Company has the option to borrow at either the prime or LIBOR rate margin. The interest rate margin on prime borrowings is fixed at 1.0% and the LIBOR interest rate margin is fixed at 2.75% through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA).

Net cash provided by operating activities was $10.9 million during the first six months of fiscal 2002 compared to $0.9 million used during the first six months of fiscal 2001. During the first six months of fiscal 2002, cash from operating activities was primarily provided by net income before depreciation and amortization and by income tax refunds. Cash was primarily used to increase accounts receivable and inventories and to decrease accounts payable.

Net cash used in investing activities was $2.7 million during the first six months of fiscal 2002 compared to $3.6 million during the first six months of fiscal 2001. Net cash used in investing activities was primarily used for capital expenditures during the first six months of each fiscal year. Net cash used in investing activities in the first six months of fiscal 2002 was partially offset by $0.5 million in proceeds from the disposition of property, plant and equipment and $0.4 million in proceeds from the sale of stock received from an insurance company demutalization.

Net cash used by financing activities was $5.2 million during the first six months of fiscal 2002 compared to $4.1 million provided during the first six months of fiscal 2001. Net borrowings under the Company’s revolving credit facility decreased $12.1 million to $2.8 million for the first fiscal six months of 2002 compared to $14.9 million for the first fiscal six months of 2001. Cash used in financing activities for the first fiscal six months of each 2002 and 2001 was primarily used to decrease unpresented bank drafts and, to a lesser extent, to repurchase the Company’s common stock for treasury.

At March 31, 2002, Credit Facility covenants prohibited the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. The Indenture governing the Company’s $100 million Senior Subordinated Notes also contains certain restrictive covenants, including limitations on asset sales and additional indebtedness. Covenants in the Indenture restricted the Company’s ability to pay shareholder dividends and other restricted payments in an amount greater than $11.9 million at March 31, 2002.

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

Related Party Transactions

The Company leases a warehouse and a manufacturing facility in Elizabeth, New Jersey under operating leases with partnerships of which a former member of the Company’s board is a partner. The manufacturing facility was closed in fiscal year 2001 and reserves were included in the Company’s 2001 restructuring and impairment charge to offset future lease obligations, net of expected income from subleasing the excess space. The Company continues to use the warehouse and is actively marketing the manufacturing facility for sublease. Management does not believe these related party transactions will materially affect the results of operations, cash flows or financial position of the Company in the future. The Company does not have any arrangements or transactions with unconsolidated, limited or special purpose entities in which the Company has an ownership or other controlling interest.

Contractual Obligations and Commercial Commitments

The following chart sets forth the Company’s material contractual cash obligations as of March 31, 2002.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in millions)
Long-term debt (1), (2)	$115.6	$—	$—	$15.6	$100.0
Operating leases	37.1	5.6	11.6	5.9	14.0
Other long-term obligations (3)	9.4	0.1	0.4	0.9	8.0

Total contractual cash obligations	$162.1	$5.7	$12.0	$22.4	$122.0

(1)
In the event of a continuing Event of Default (as defined in the Credit Facility Agreement), the Agent may declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. $15.6 million in borrowings was outstanding at March 31, 2002.

(2)
In the event of a continuing Event of Default (as defined in the Indenture to the Notes), the Trustee or Holders of 25% of the outstanding principal may declare the principal and accrued interest on all the Notes to be immediately due and payable. In the event of a Change in Control (as defined in the Indenture), each holder of the Company’s Notes shall have the right to require the Company to purchase all or a portion of the holder’s Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. $100.0 million in principal was outstanding at March 31, 2002.

(3)
Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of the Company’s current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The amounts are included in the Company’s consolidated balance sheet in “Other Long-Term Liabilities” as of March 31, 2002.

At March 31, 2002, the Company had letters of credit in the aggregate amount of $5.5 million in favor of the Company’s workers’ compensation insurer, purchasing card vendors and a foreign supplier. $4.2 million of the letters of credit expire in less than one year, and the remaining $1.3 million expire in 2005.

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

In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company’s ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million. The Company has been alerted to another potential hazardous waste site at the facility. The Company has initiated a study to determine the existence of the site and to obtain cost estimates for remediation, if required. The study has not been completed and a reasonable remediation cost estimate was not available prior to the filing.

In December 2001, the Company discovered an unlicensed landfill at the Company’s Cincinnati, Ohio facility. The identified landfill predates the Company’s acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 and $3.3 million and 35% any costs exceeding $3.3 million. The Company notified Ball Corporation and the Ohio Environmental Protection Agency in the first quarter of fiscal 2002 and is working with the parties to determine the required remediation.

The Company recorded a $0.6 million environmental charge during the first quarter of fiscal 2002 for these matters.

The Company (and, in some cases, predecessors to the Company) has from time to time received requests for information or notices of potential responsibility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to off-site waste disposal sites utilized by former or current facilities of the Company or its various predecessors. Management believes that none of these matters will have a material adverse effect on the operating results or financial condition of the Company in light of both the Company’s understanding of the potential liability and the availability, in certain cases, of contractual indemnification from sellers of businesses to the Company. Because liability under CERCLA is retroactive, it is possible that in the future the Company may incur liabilities with respect to other sites.

Pension Plans and Retiree Benefits

The Company’s pension plans and retiree benefits are discussed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of September 30, 2001. The Company sponsors a qualified defined contribution profit sharing and savings plan for specified employees that provides for employee contributions with a Company matching provision, and, for certain employees, a deferred profit sharing component funded by the Company. The Company also sponsors a defined benefit post-retirement benefit plan applicable to certain union employees at the Company’s Cincinnati, Ohio manufacturing facility. The Company has an unfunded benefit obligation of $4.1 million at September 30, 2001 related to this defined benefit plan.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The fair value of the Company’s Senior Subordinated Notes due 2007 is exposed to the market risk of interest rate changes. The Company’s cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Company’s Credit Facility.

The Company’s Credit Facility permits the Company to borrow up to $90 million provided certain assets are sufficient and certain restrictive covenants are met. Borrowings under the Credit Facility bear interest at either the prime rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable spread percentage. The Company determines whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings is fixed at 1.0%. The interest rate spread on LIBOR borrowings at March 31, 2002 was 2.75% and the rate spread is fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company’s ratio of total indebtedness to EBITDA. At March 31, 2002, the Company had borrowings under the Credit Facility of $15.6 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings and cash flows by less than $0.1 million at the March 31, 2002 debt level.

The Company does not enter into derivatives or other market risk sensitive instruments to hedge interest rate risk or for trading purposes.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the “Annual Meeting”) on February 20, 2002. The matters considered were as follows:

1.	The election of two directors to hold office for a term of three years; and

2.	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending September 29, 2002.

Holders of record of the Company’s Common Stock at the close of business on January 4, 2002 were entitled to receive notice of and to vote on all matters presented at the Annual Meeting and at any adjournments or postponements thereof.

The duly appointed Inspector of Election, pursuant to Section 231 of the Delaware General Corporation Law, certified that the following is an accurate report of the votes of the stockholders of the Company at the Annual Meeting:

1.	The number of shares of Common Stock of the Company issued and outstanding and entitled to vote on matters submitted at the Annual Meeting to the holders of Common Stock was 8,701,806.

2.
There were present at the Annual Meeting, in person or by proxy, holders of 8,412,592 shares of Common Stock, which is 97% of the total number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting and which constituted a quorum for purposes of voting on each of the matters submitted to the stockholders for their vote.

3.	Tabulated votes with respect to the election of directors were as follows: John E. Jones received 8,033,443 votes and John W. Puth received 8,033,443 votes.

4.
Each of John E. Jones and John W. Puth received a plurality of the votes cast by the holders of the Common Stock and it was certified to the Secretary of the Company that each of John E. Jones and John W. Puth was duly elected as a director of the Company.

5.
Tabulated votes with respect to the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending September 29, 2002 were as follows: For 8,025,784, Against 383,790, Abstain 3,018.

No other business came before the Annual Meeting that required the vote of shareholders of the Company’s common stock.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

See Index to Exhibits. There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include without limitation, timing and cost of plant start-up and closure; the Company’s ability to successfully integrate acquired businesses; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; changes in financial markets; potential equipment malfunctions; and the other factors discussed in the Company’s filings with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY CORPORATION (Registrant)

By:	/s/ KEVIN C. KERN
Kevin C. Kern Vice President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer
Date: May 13, 2002

Form 10-Q: For the quarterly period ended March 31, 2002

INDEX TO EXHIBITS

Exhibit No.	Description of Document
None