Form 10-Q
period 2002-06-30
BWAY CORP
filed 2002-08-13
CIK 943897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☑     No  ☐

There were 8,706,403 shares of Common Stock ($.01 par value) outstanding as of July 28, 2002.

BWAY CORPORATION
For the quarter ended June 30, 2002
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2002	September 30, 2001
Assets
Cash and cash equivalents	$1,235	$285
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $750	56,996	45,052
Inventories, net	43,221	44,989
Current income taxes receivable	2,652	1,355
Deferred tax asset	9,228	11,880
Other	2,647	2,847

Total current assets	115,979	106,408

Property, plant and equipment, net	107,662	113,365

Other assets:
Intangible assets, net of accumulated amortization of $19,564 and $17,416	72,849	74,848
Deferred financing fees, net of accumulated amortization of $2,758 and $2,025	3,589	4,322
Other	1,133	1,952

Total other assets	77,571	81,122

Total assets	$301,212	$300,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,706	$68,881
Accrued salaries and wages	8,490	7,935
Accrued income taxes	5,899	—
Accrued interest	2,224	4,844
Accrued rebates	7,277	5,129
Other	11,850	11,250

Total current liabilities	96,446	98,039

Long-term debt	106,000	112,808

Long-term liabilities:
Deferred income taxes	18,388	18,388
Other	11,723	11,225

Total long-term liabilities	30,111	29,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares	—	—
Common stock, $.01 par value; authorized 24,000,000 shares, issued 9,851,002 shares	99	99
Additional paid-in capital	36,609	36,760
Retained earnings	44,746	36,413

	81,454	73,272
Less treasury stock, at cost, 1,146,950 and 1,149,196 shares	(12,799)	(12,837)

Total stockholders’ equity	68,655	60,435

Total liabilities and stockholders’ equity	$301,212	$300,895

See notes to consolidated financial statements (unaudited).

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$142,142	$128,162	$388,128	$350,919
Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	120,974	112,192	338,024	315,501
Depreciation and amortization	5,333	5,222	15,003	15,621
Selling and administrative expense	3,188	3,620	10,411	11,330
Restructuring and impairment charge	1,250	21,500	1,250	21,500
Interest expense, net	3,115	3,689	9,728	11,646
Other expense (income), net	14	(848)	(780)	(873)

Total costs, expenses and other	133,874	145,375	373,636	374,725

Income (loss) before income taxes and extraordinary item	8,268	(17,213)	14,492	(23,806)

Provision (benefit) for income taxes	3,420	(3,380)	6,159	(6,323)

Income (loss) before extraordinary item	4,848	(13,833)	8,333	(17,483)

Extraordinary loss resulting from the extinguishment of debt, net of related tax benefit of $112	—	(310)	—	(310)

Net income (loss)	$4,848	$(14,143)	$8,333	$(17,793)

Income (loss) per common share:

Basic earnings (loss) before extraordinary item	$0.56	$(1.56)	$0.96	$(1.95)
Extraordinary loss net of related tax benefit	—	(0.04)	—	(0.03)

Basic earnings (loss) per common share	$0.56	$(1.60)	$0.96	$(1.98)

Weighted average basic common shares outstanding	8,689	8,854	8,695	8,982

Diluted earnings (loss) before extraordinary item	$0.51	$(1.56)	$0.91	$(1.95)
Extraordinary loss net of related tax benefit	—	(0.04)	—	(0.03)

Diluted earnings (loss) per common share	$0.51	$(1.60)	$0.91	$(1.98)

Weighted average diluted common shares outstanding	9,496	8,854	9,150	8,982

See notes to consolidated financial statements (unaudited).

BWAY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	June 30, 2002	July 1, 2001
Operating activities:
Net income (loss)	$8,333	$(17,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,855	13,149
Amortization of goodwill and other intangibles	2,148	2,472
Amortization of deferred financing costs	733	738
Write-off of deferred loan fees related to debt extinguishment	—	422
Provision for doubtful accounts	325	84
Restructuring and impairment charge	1,250	21,500
Gain on disposition of property, plant and equipment	(412)	(900)
Gain on sale of equity securities	(418)	—
Deferred income taxes	2,652	(7,023)
Changes in assets and liabilities:
Accounts receivable	(12,269)	(6,402)
Inventories	1,768	(374)
Other assets	661	1,403
Accounts payable	2,148	7,399
Accrued liabilities	(259)	(5,406)
Income taxes, net	4,602	1,608

Net cash provided by operating activities	24,117	10,877

Investing activities:
Capital expenditures	(7,592)	(5,796)
Proceeds from disposition of property, plant and equipment and assets held for sale	576	5,098
Proceeds from sale of equity securities	418	—
Other	3	62

Net cash used in investing activities	(6,595)	(636)

Financing activities:
Net borrowings (repayments) under bank revolving credit facility	(6,808)	53,800
Extinguishment of long-term debt	—	(50,000)
Decrease in unpresented bank drafts	(9,651)	(9,545)
Purchases of treasury stock, net	(389)	(1,812)
Issuance of treasury stock for stock options exercised	276	—
Financing costs incurred	—	(2,261)

Net cash used in financing activities	(16,572)	(9,818)

Net increase in cash and equivalents	950	423

Cash and equivalents:
Beginning of period	285	961

End of period	$1,235	$1,384

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$11,453	$13,488

Income taxes	$(1,094)	$(1,020)

Noncash Investing and Financing Activities:

Amounts owed for capital expenditures	$295	$632

See notes to consolidated financial statements (unaudited).

BWAY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      GENERAL

The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of June 30, 2002 and September 30, 2001 and for the three and nine month periods ended June 30, 2002 and July 1, 2001 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

The Company operates on a 52/53 week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, June 30 or June 30 of the applicable quarter.

2.      INVENTORIES

Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

(in thousands)	June 30, 2002	September 30, 2001
Inventories at FIFO cost:

Raw materials	$4,811	$4,911

Work-in-progress	27,959	30,389

Finished goods	10,451	9,689

	43,221	44,989

LIFO reserve	365	365

Market reserve	(365)	(365)

Inventories, net	$43,221	$44,989

3.      STOCKHOLDERS’ EQUITY

Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested options to acquire shares issuable under the Company’s current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 8.7 million and
8.9 million in the third fiscal quarters and 8.7 million and 9.0 million in the first nine months of 2002 and 2001, respectively. Weighted average diluted common shares outstanding were 9.5 million and 8.9 million in the third fiscal quarters of 2002 and 2001, respectively, and 9.2 million and 9.0 million in the first nine months of fiscal 2002 and 2001, respectively. Common stock equivalents are considered anti-dilutive when there is a net loss during the period. For the three and nine month periods ended July 1, 2001, there were not any common stock equivalents that would have been anti-dilutive despite the net losses in those periods. During the third quarter of fiscal 2001, the Company purchased 324,600 shares of the Company’s common stock for treasury for approximately $947,000. The Company did not purchase any of the Company’s common stock for treasury in the third quarter of fiscal 2002. During the first nine months of fiscal 2002 and fiscal 2001, the Company purchased 36,100 shares and 529,112 shares, respectively, of the Company’s common stock for treasury for approximately $0.4 million and $1.8 million, respectively. The Company expects to continue its historical practice of purchasing its common stock for treasury. During the third quarter of fiscal 2002, the Company issued 38,346 shares from treasury for exercises of stock options.

Stock Option Replacement Program

On July 27, 2001, the Company canceled certain outstanding options with an exercise price of $9.00 or more in connection with the Company’s Stock Option Replacement Program. On January 29, 2002, the Company reissued options to acquire a number of shares equal to the number of shares subject to the options that were canceled. The new options have an exercise price of $11.05 per share, which is equal to the closing price of the Company’s Common Stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable on January 29, 2002 and the remaining 50% will become exercisable on January 29, 2003. The reissued options expire January 29, 2012.

BWAY CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.	CREDIT FACILITY

At June 30, 2002, the Company’s borrowing limit under its $90 million Credit Facility was $79.5 million. Based on certain borrowing restrictions, the Company had $67.1 million excess availability at June 30, 2002. At June 30, 2002, rate margins were 1.00% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.75% (prime) and 4.59% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility at June 30, 2002. The Company’s Credit Facility expires in May 2005.

5.	RESTRUCTURING AND IMPAIRMENT CHARGE

The following table sets forth changes in the Company’s restructuring liabilities from September 30, 2001 to June 30, 2002. The nature of the liabilities has not changed from those previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(in millions)	Balance September 30, 2001	New Charges	Expend- itures	Balance June 30, 2002
Restructuring liabilities :
Severance costs	$0.2	$ —	$(0.2)	$ —
Facility closure costs	3.4	$1.2	(1.4)	3.2
Other	0.2	—	(0.2)	—

Total restructuring liabilities included in other current liabilities	$3.8	$1.2	$(1.8)	$3.2

In June 2002, the Company recorded an additional restructuring charge of $1.2 million related to on-going lease commitments at its closed Elizabeth, New Jersey manufacturing facility. The charge represents a change in the estimate of net future lease payments included in the original $21.5 million restructuring charge recorded in the third quarter of fiscal 2001. In June 2001, the Company anticipated sub-leasing the Elizabeth facility within 12 months; however, the weakening of both the general economy and the real estate market the Company revised its estimate of facility closure costs to allow additional time to locate a subtenant.

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

In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company’s ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. In addition, the Company has been alerted to another potential hazardous waste site at the facility. The Company has initiated a study to determine the existence of the additional site and to obtain cost estimates for remediation, if required. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million.

In December 2001, the Company discovered an unlicensed landfill at the Company’s Cincinnati, Ohio facility. The identified landfill predates the Company’s acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 and $3.3 million and 35% any costs exceeding $3.3 million. The Company notified Ball Corporation and the Ohio Environmental Protection Agency in the first quarter of fiscal 2002 and is working with the parties to determine the required remediation, if any. A reasonable remediation cost estimate was not available prior to the filing of this quarterly report.

The Company recorded $0.8 million in environmental charges during the first nine months of fiscal 2002 for these matters. Based on the Company’s understanding of the potential liability related to these matters, management does not believe these matters will have a material adverse effect on the operating results or financial condition of the Company.

BWAY CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Letters of Credit

At June 30, 2002, the Company had letters of credit in the aggregate amount of $3.0 million in favor of the Company’s workers’ compensation insurer and purchasing card vendor.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (“EITF”) reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. The Company adopted this consensus in the fourth fiscal quarter of 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. The reclassification of $5.2 million and $14.3 million for the three and nine month periods ended July 1, 2001, respectively, was reflected in the financial statements for comparative purposes.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for impairment based on fair value measurements. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company at the beginning of fiscal 2003. The Company is assessing the Statement’s impact on the Company’s financial position and operating results.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 becomes effective for the Company at the beginning of fiscal 2003. The Company is assessing the Statement’s impact on the Company’s financial position and operating results.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this plan to have a material impact on its consolidated financial statements.

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

Revenue Recognition and Accrued Rebates- The Company recognizes revenue when product is shipped and title and risk of loss pass to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. The Company enters into contractual agreements with its customers for rebates on certain products. As sales occur, a provision for rebates is accrued on the balance sheet and is a charge against net sales. In the event that judgment concerning these provisions was to change, it could have an impact on the amounts recorded.

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

Trade Accounts and Notes Receivable – Management estimates allowances for collectibility related to its trade accounts and notes receivable. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

Intangible Assets – Intangible assets, consisting of identifiable intangibles and goodwill, are amortized on a straight-line basis over estimated useful lives. The Company reviews for impairment certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of any asset may not be reasonable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Goodwill impairment and write-down, if any, is measured based on estimates of future undiscounted cash flows including interest charges.

Results of Operations

Net sales increased 10.9% in the third quarter of fiscal 2002 to $142.1 million from $128.2 million in the third quarter of fiscal 2001. Year-to-date sales increased 10.6% for the first nine months of fiscal 2002 to $388.1 million from $350.9 million for the same period of fiscal 2001. The three and nine month increases in fiscal 2002 over the same periods of fiscal 2001 were primarily due to a recovery from unusually weak net sales during the first half of fiscal 2001 and to new business gained by the Company in the second half of fiscal 2001 and the first nine months of fiscal 2002.

Cost of products sold (excluding depreciation and amortization) increased 7.8% to $121.0 million in the third quarter of fiscal 2002 from $112.2 million in the third quarter of fiscal 2001. Cost of products sold as a percentage of net sales decreased to 85.1% in the third quarter of fiscal 2002 from 87.5% in the third quarter of fiscal 2001. Cost of products sold (excluding depreciation and amortization) increased 7.1% to $338.0 million for the first nine months of fiscal 2002 from $315.5 million for the first nine months of fiscal 2001. Cost of products sold as a percentage of net sales decreased to 87.1% in the first nine months of fiscal 2002 from 89.9% in the first nine months of fiscal 2001. The decrease in cost of products sold as a percentage of net sales was primarily attributable to higher overhead absorption resulting from increased sales, improved manufacturing efficiencies and overall cost reductions.

Depreciation and amortization expense increased $0.1 million to $5.3 million in the third quarter of fiscal 2002 from $5.2 million in the third quarter of fiscal 2001. Depreciation and amortization expense decreased $0.6 million to $15.0 million in the first nine months of fiscal 2002 from $15.6 million in the first nine months of fiscal 2001. In the third quarter and first nine months of fiscal 2002, $0.5 million of additional depreciation expense was recorded, and in the third quarter and first nine months of fiscal 2001, $1.1 million and $1.4 million, respectively, of additional depreciation expense was recorded. The additional depreciation expense recorded related to the shortened useful lives of certain computer systems and equipment; the additional amounts in fiscal 2002 were unrelated to the additional amounts in fiscal 2001. Net of additional depreciation expense in each of fiscal 2002 and 2001, depreciation and amortization expense for the three and nine month periods of fiscal 2002 increased over the same periods in fiscal 2001 primarily due to depreciation expense on new capital expenditures in fiscal 2002.

Selling and administrative expense decreased $0.4 million to $3.2 million in the third quarter of fiscal 2002 from $3.6 million in the third quarter of fiscal 2001. Selling and administrative expense as a percentage of net sales decreased to 2.2% for the third quarter of fiscal 2002 from 2.8% for the third quarter of fiscal 2001. Selling and administrative expense decreased $0.9 million to $10.4 million in the first nine months of fiscal 2002 from $11.3 million in the first nine months of fiscal 2001. Selling and administrative expense as a percentage of net sales decreased to 2.7% for the first nine months of fiscal 2002 from 3.2% for the first nine months of fiscal 2001. The decrease in selling and administrative expense was primarily due to ongoing efforts to control corporate overhead costs.

In the third quarter of fiscal 2001, the Company recorded a restructuring and impairment charge of $21.5 million, which included $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments related to the write off of $4.2 million in intangibles and $12.0 million in redundant equipment at the closed facilities. The $5.3 million represented $0.5 million for severance costs, $4.7 million for facility closure costs and $0.1 for other costs. As of June 30, 2002, $0.5 million, $3.0 million and $0.1 million of the $5.3 million restructuring charge have been expended for severance, facility closure and other costs, respectively.

In the third quarter of fiscal 2002, an additional $1.2 million restructuring charge was recorded related to a change in estimate of additional facility closure costs for the closure of the Company’s Elizabeth, New Jersey manufacturing facility. Due to the weakening of both the general economy and the real estate market, the Company revised its estimate of facility closure costs to allow additional time to locate a subtenant.

Interest expense decreased $0.6 million to $3.1 million in the third quarter of fiscal 2002 from $3.7 million in the third fiscal quarter of 2001. The Company’s outstanding debt under the Credit Facility decreased $24.0 million to $6.0 million at June 30, 2002 from $30.0 million at July 1, 2001. Interest expense decreased $1.9 million to $9.7 million for the first nine months of fiscal 2002 from $11.6 million for the first nine months of fiscal 2001. Net interest expense decreased due to a reduction in average outstanding borrowings and lower LIBOR based interest rates during the respective periods. The Company’s borrowing rate under the Credit Facility is impacted by market rates and contractual rate margins.

Other income for the first nine months of fiscal 2002 includes a gain of $0.4 million recorded in the second fiscal quarter related to the sale of stock received from the demutualization of an insurance company, of which the Company was a policyholder, and a $0.3 million gain recorded in the first fiscal quarter related to the sale of surplus equipment. Other income for the three and nine month periods ended July 1, 2001 includes a $0.9 million gain related to the sale of the Company’s Chicago, Illinois material center services property.

Income (loss) before income taxes and extraordinary item increased $25.5 million to $8.3 million in the third quarter of fiscal 2002 from a loss of $(17.2) million in the third quarter of fiscal 2001. Income (loss) before income taxes and extraordinary item increased $38.3 million to $14.5 million in the first nine months of fiscal 2002 from a loss of $(23.8) million for the first nine months of fiscal 2001. The changes in income (loss) before income taxes and extraordinary item are due to the factors discussed above.

Provision (benefit) for income taxes increased $6.8 million to $3.4 million in the third quarter of fiscal 2002 from a tax benefit of $(3.4) million in the third quarter of fiscal 2001. Provision (benefit) for income taxes increased $12.5 million to $6.2 million in the first nine months of fiscal 2002 from a tax benefit of $(6.3) million in the first nine months of fiscal 2001. The increases are primarily due to pre-tax income and higher effective tax rates in the three and nine-month periods of fiscal 2002 versus pre-tax loss and lower effective tax rates in the three and nine-month periods of fiscal 2001.

Basic and diluted earnings per common share were $0.56 and $0.51, respectively, for the third quarter of fiscal 2002 versus a basic and diluted loss per common share of $(1.60) for the third quarter of 2001. Weighted-average basic and diluted common shares outstanding were 8.7 million and 9.5 million, respectively, for the third quarter of fiscal 2002 versus weighted-average basic and diluted common shares outstanding of 8.9 million for the third quarter of 2001. Basic and diluted earnings per common share were $0.96 and $0.91, respectively, for the first nine months of fiscal 2002 versus a basic and diluted loss per common share of $(1.98) for the first nine months of fiscal 2001. Weighted-average basic and diluted common shares outstanding were 8.7 million and 9.2 million, respectively, for the first nine months of fiscal 2002 versus weighted-average basic and diluted common shares outstanding of 9.0 for the first nine months of fiscal 2001.

Liquidity and Capital Resources

The Company’s cash requirements for operations and capital expenditures during the first nine months of fiscal 2002 were primarily financed through internally generated cash flows and borrowings under the Company’s Credit Facility. During the first nine months of fiscal 2002, cash and cash equivalents increased $1.0 million and net Credit Facility borrowings decreased $6.8 million to $6.0 million. During the first nine months of fiscal 2001, net borrowings under the Company’s revolving credit facility increased $3.8 million to $30.0 million.

At June 30, 2002, the Company had a $90 million Credit Facility with an available borrowing limit of $79.5 million and excess availability of $67.1 million. The Credit Facility limits available borrowings based on a fixed asset sub-limit and percentages of eligible accounts receivable and inventories. The difference between the available borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. The Company was in compliance with all Credit Facility covenants at June 30, 2002.

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

Net cash provided by operating activities was $24.1 million during the first nine months of fiscal 2002 compared to $10.9 million used during the first nine months of fiscal 2001. During the first nine months of fiscal 2002, cash from operating activities was primarily provided by income before depreciation, amortization, restructuring and impairment charge and provision for income taxes, inventories and accounts payable. Cash from operating activities during the first nine months of fiscal 2002 was primarily used to increase accounts receivable. During the first nine months of fiscal 2001, cash from operating activities was primarily provided by income before depreciation, amortization, restructuring and impairment charge and provision for income taxes and accounts payable. Cash used by operating activities during the first nine months of fiscal 2001 was primarily used to increase accounts receivable and reduce accrued liabilities.

Net cash used in investing activities was $6.6 million during the first nine months of fiscal 2002 compared to $0.6 million during the first nine months of fiscal 2001. Net cash used in investing activities was primarily used for capital expenditures during the first nine months of each fiscal year. Cash used in investing activities in the first nine months of fiscal 2002 was partially offset by $0.6 million in proceeds from the disposition of property, plant and equipment and $0.4 million in proceeds from the sale of stock received from an insurance company demutalization. Net cash used in investing activities in the first nine months of fiscal 2001 was partially offset by proceeds from the sale of the Company’s Chicago, Illinois material center property. Capital expenditures increased $1.8 million in the first nine months of fiscal 2002 over the first nine months of fiscal 2001 due to normal capital expenditure activity planned for fiscal 2002.

Net cash used by financing activities was $16.6 million during the first nine months of fiscal 2002 compared to $9.8 million used during the first nine months of fiscal 2001. Net borrowings under the Company’s revolving credit agreements, including the extinguishment of long-term debt, decreased $10.6 million to a net repayment of $(6.8) million for the first fiscal nine months of 2002 compared to $3.8 million net borrowing for the first fiscal nine months of 2001. Cash used in financing activities for the first nine months of fiscal 2002 was primarily used to decrease unpresented bank drafts. Cash used in financing activities for the first nine months of fiscal 2001 was primarily used to decrease unpresented bank drafts and, to a lesser extent, to purchase treasury stock and to pay financing costs associated with the Company’s credit agreements.

At June 30, 2002, Credit Facility covenants prohibited the Company from paying shareholder dividends, making other restrictive payments or incurring certain additional indebtedness. The Indenture governing the Company’s $100 million Senior Subordinated Notes also contains certain restrictive covenants, including limitations on asset sales and incurrence of certain additional indebtedness. Covenants in the Indenture restricted the Company’s ability to pay shareholder dividends and other restricted payments in an amount greater than $17.0 million at June 30, 2002.

Management believes that cash provided from operations and borrowings available under the Credit Facility will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

The Company is assessing and considering various strategic options to optimize shareholder value. Management is considering a broad range of possibilities including, but not limited to, internal expansion, acquisitions, a business combination, a recapitalization, a merger and a sale of the Company.

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

Contractual Obligations and Commercial Commitments

The following chart sets forth the Company’s material contractual cash obligations as of June 30, 2002.

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt (1), (2)	$106.0	$—	$6.0	$100.0	$ —
Operating leases	37.3	5.6	11.8	5.9	14.0
Other long-term obligations (3)	9.5	0.1	0.6	1.1	7.7

Total contractual cash obligations	$152.8	$5.7	$18.4	$107.0	$21.7

(1) In the event of a continuing Event of Default (as defined in the Credit Facility Agreement), the Agent may declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. $6.0 million in borrowings was outstanding at June 30, 2002.

(2) In the event of a continuing Event of Default (as defined in the Indenture to the Notes), the Trustee or Holders of 25% of the outstanding principal may declare the principal and accrued interest on all the Notes to be immediately due and payable. In the event of a Change in Control (as defined in the Indenture), each holder of the Company’s Notes shall have the right to require the Company to purchase all or a portion of the holder’s Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. $100.0 million in principal was outstanding at June 30, 2002.

(3) Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of the Company’s current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The actuarially determined amounts are included in the Company’s consolidated balance sheet in “Other Long-Term Liabilities” as of June 30, 2002.

At June 30, 2002, the Company had letters of credit in the aggregate amount of $3.0 million in favor of the Company’s workers’ compensation insurer and purchasing card vendor. The letters of credit expire in less than one year.

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

In December 2001, the Company discovered a hazardous waste site at its Homerville, Georgia facility. The identified hazardous waste predates the Company’s ownership of the facility, which was acquired from Owens-Illinois in 1989. The related purchase agreement provides for indemnification from Owens-Illinois for pre-existing environmental issues. The Company has taken steps to quantify and report the existence of the hazardous waste to the Georgia Environmental Protection Division and Owens-Illinois. In addition, the Company has been alerted to another potential hazardous waste site at the facility. The Company has initiated a study to determine the existence of the additional site and to obtain cost estimates for remediation, if required. A preliminary investigation has determined that required site remediation costs will range from $0.3 million to $1.2 million.

In December 2001, the Company discovered an unlicensed landfill at the Company’s Cincinnati, Ohio facility. The identified landfill predates the Company’s acquisition of the property from Ball Corporation in 1996. As part of the purchase agreement, Ball Corporation provided an indemnification for pre-existing environmental issues, which is subject to certain sharing ratios. The Company is liable for 20% of costs between $0.3 and $3.3 million and 35% any costs exceeding $3.3 million. The Company notified Ball Corporation and the Ohio Environmental Protection Agency in the first quarter of fiscal 2002 and is working with the parties to determine the required remediation. A reasonable remediation cost estimate was not available prior to the filing of this quarterly report.

The Company recorded $0.8 million in environmental charges during the first nine months of fiscal 2002 for these matters. Based on the Company’s understanding of the potential liability related to these matters, management does not believe these matters will have a material adverse effect on the operating results or financial condition of the Company.

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

The Company’s Credit Facility permits the Company to borrow up to $90 million provided certain assets are sufficient and certain restrictive covenants are met. Borrowings under the Credit Facility bear interest at either the prime rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable spread percentage. The Company determines whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings is fixed at 1.0%. The interest rate spread on LIBOR borrowings at June 30, 2002 was 2.75% and the rate spread is fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company’s ratio of total indebtedness to EBITDA. At June 30, 2002, the Company had borrowings under the Credit Facility of $6.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings and cash flows by less than $0.1 million at the June 30, 2002 debt level.

The Company does not enter into derivatives or other market risk sensitive instruments to hedge interest rate risk or for trading purposes.

PART II—OTHER INFORMATION

Item	1. Legal Proceedings

Not applicable.

Item	2. Changes in Securities and Use of Proceeds

Not applicable.

Item	3. Defaults upon Senior Securities

Not applicable.

Item	4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item	5. Other Information

Not applicable.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 10.48	Amendment No. 1 to Employment Agreement by and between BWAY Corporation and Thomas Eagleson effective June 29, 2002*
Exhibit 10.49	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.)

Exhibit 11.	Computation of Per Share Earnings**

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 3 to the financial statements included in Item 1 of this report.

(b)	Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include without limitation, expected sales not materializing; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; delays in implementing cost reduction initiatives; changes in financial markets; potential equipment malfunctions; management inability to identify or execute strategic alternatives; and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company takes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY CORPORATION (Registrant)

Date: August 12, 2002	By:	/s/ Kevin C. Kern
Kevin C. Kern Vice President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Form 10-Q: For the quarterly period ended June 30, 2002