Form 10-K
period 2002-09-29
BWAY CORP
filed 2002-12-30
CIK 943897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-12415

BWAY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3624491
(State of incorporation)	(I.R.S. Employer Identification No.)

8607 Roberts Drive, Suite 250
Atlanta, Georgia
30350
(Address of principal executive offices)

770-645-4800
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share, registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of December 19, 2002 was approximately $172,421,577 (based upon the closing price for shares of the registrant’s common stock as quoted on the New York Stock Exchange as of that date).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of March 28, 2002 was approximately $109,670,389 (based upon the closing price for shares of the registrant’s common stock as quoted on the New York Stock Exchange as of that date, which is the last business day of the New York Stock Exchange preceding the registrant’s most recently completed second fiscal quarter).

As of December 19, 2002, there were 8,761,259 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BWAY CORPORATION

ii

BWAY CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

PART I

Item 1. Business

General

BWAY Corporation, including all of its subsidiaries (hereinafter “BWAY,” “the Company,” “we,” “our” or “us”), is the leading North American manufacturer of steel containers for paint, coffee and certain other consumer and industrial products. Our product offerings include a wide variety of steel containers such as paint, coffee, aerosol and specialty cans which are used by our customers to package a diverse range of end-use products which, in addition to paint and coffee, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. We also provide our customers with metal shearing, coating and printing services through our material center services business. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates, which we believe are reliable.

We are the successor to a business founded in 1875. In January 1989, we were purchased from Owens-Illinois Corporation in a leveraged transaction led by our then existing management and other industry investors. In June 1995, we completed our initial public offering and, since November 1996, have been listed on the New York Stock Exchange.

Agreement and Plan of Merger

On September 30, 2002, BWAY, BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P. (“Kelso”), and BCO Acquisition, Inc. (“BCO Acquisition), a wholly-owned subsidiary of BCO Holding, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for the merger (the”Merger”) of BCO Acquisition and BWAY, with BWAY continuing as the surviving corporation. Upon completion of the Merger and related transactions, we will be controlled by affiliates of Kelso, which is a private investment firm founded in 1971. The Merger is subject to approval by our stockholders, the availability of certain financing, and other customary conditions. We anticipate completing the Merger prior to February 28, 2003, although we cannot provide assurance that we will be able to do so.

The following transactions are expected to occur in connection with the Merger: (1) approximately 8.1 million shares of our common stock will be converted into the right to receive $20.00 per share in cash; (2) options to purchase approximately 1.1 million shares of our common stock will be canceled in exchange for lump sum payments in cash of $20.00 per underlying share, less the applicable option exercise price; (3) affiliates of Kelso will contribute cash in exchange for shares representing approximately 73.9% of BCO Holding’s fully diluted common stock following the transactions; (4) certain stockholders of BWAY, including members of management, will exchange certain of their shares and options in BWAY in exchange for the balance of BCO Holding’s fully diluted common stock following the transactions; (5) we will either amend and restate our credit facility or enter into a new credit facility; and (6) we will assume the obligations of BWAY Finance Corp. under the notes and related indenture for $200 million 10% senior subordinated notes due 2010. BWAY Finance Corp. is a subsidiary of BCO Holding. As of the consummation of the Merger and the assumption of the $200 million 10% senior subordinated notes due 2010, BWAY Manufacturing, Inc., a wholly-owned subsidiary of BWAY Corporation, will guarantee the $200 million 10% senior subordinated notes due 2010.

If the Merger and assumption of the $200 million 10% senior subordinated notes due 2010 are not completed by April 7, 2003, or the Merger Agreement is terminated before that date, BWAY Finance Corp. will be required to redeem the notes at a redemption price of 101% plus accrued and unpaid interest to the redemption date. In connection with the issuance of the $200 million 10% senior subordinated notes due 2010 and pursuant to the terms of the Merger Agreement, we made available $3.0 million to BWAY Finance, Corp. for deposit into escrow, representing a portion of the amount sufficient to cover the redemption premium and accrued interest.

We will use the net proceeds from these equity and debt financings to: (1) fund the cash consideration payable to its stockholders and option holders under the Merger Agreement; (2) repurchase or redeem all of our outstanding 10¼% senior subordinated notes due 2007; (3) repay any outstanding principal and accrued interest under our credit facility as of the closing of the Merger; and (4) pay related transaction fees and expenses.

Upon completion of the Transactions (as defined below), we will become a private company and our common stock will be delisted from the New York Stock Exchange.

The Merger, the investment by affiliates of Kelso, the investment by certain stockholders and option holders who are exchanging shares and options, the new credit facility, the $200 million 10% senior subordinated notes due 2010 and the application of the net proceeds therefrom, the purchase and redemption of our outstanding 10¼% senior subordinated notes due 2007, and the repayment of any outstanding principal and accrued interest under our credit facility are collectively referred to herein as the “Transactions.”

In the event the Merger Agreement is terminated and subject to the adjustments described in the last sentence of this paragraph, we have agreed to pay Kelso a $6 million termination fee if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement. In addition, subject to such adjustments, we have agreed to reimburse Kelso for all of its out-of-pocket expenses of Kelso and its affiliates (including fees and expenses of financial advisors, outside legal counsel and accountants) incurred in connection with the Merger and the proposed financing of the Merger up to a maximum amount of $4 million if the Merger Agreement is terminated under certain circumstances described in the Merger Agreement. However, under the terms of the Merger Agreement, because the escrow closing of $200 million 10% senior subordinated notes due 2010 has occurred, the termination fee that may become payable has been reduced to $3 million (instead of $6 million) and the maximum amount of any of Kelso’s expenses payable has been increased to $7 million (instead of $4 million).

Acquisitions and Dispositions

In November 1998, we acquired substantially all of the assets and assumed certain of the liabilities of the United States Can Company’s metal services operations (the “U.S. Can Acquisition”). The purchase price was approximately $27.7 million in cash after adjustments for working capital. The acquisition included three operating plants and one non-operating plant. The acquired facilities operated two different businesses, material center services, which are part of our core business, and tinplate metal services, which are not a part of our business. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed, and operating results for this acquisition have been included in our consolidated financial statements since the date of acquisition.

In November 1998, management committed to a plan to exit certain activities of the acquired facilities and integrate acquired assets and businesses with other of our facilities. In connection with the recording of the purchase, we established a reorganization liability of approximately $11 million.

In November 1998, we signed a binding letter of intent to sell the acquired tinplate metal services business. The tinplate metal services business primarily purchases, processes, and sells nonprime steel to third party customers. Anticipating the sale of the tinplate metal services business, we closed the Brookfield, Ohio location in March 1999 and closed the Chicago Metal operations in September 1999. We finalized the sale of the tinplate services business to Arbon Steel and Service Company in the fourth quarter of fiscal 1999. In fiscal 1999, we excluded from results of operations the tinplate metal services business losses of $4.4 million, including interest expense of $0.7 million.

In the fourth quarter of fiscal 2000, we also closed the Chicago, Illinois material center services operation and transferred the work to other of our material center services facilities.

In June 2001, we implemented a restructuring plan. As part of that plan, redundant equipment at our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas were taken out of service and the facilities were closed in September 2001. The existing business serviced by those facilities was primarily transferred to our Dallas, Texas and York, Pennsylvania facilities. In August 2002, due to unusually high demand for certain of our products, the previously closed Garland, Texas facility was partially utilized to manufacture goods to meet this demand. We expect to terminate production at the Garland facility when demand returns to normal. Additionally, we are examining the capacity potential of our other manufacturing facilities to handle additional volume.

Industry Overview

Metal containers are currently utilized for three primary markets: beverage, food and general line. The general line market includes paint cans, aerosol cans, oblong cans, steel pails and a variety of specialty cans. We estimate, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 2001 industry shipments in the United States totaled approximately 101 billion units to the beverage market, 31 billion units to the food market and four billion units to the general line market. General line cans generally have higher selling prices than food or beverage cans. Few companies compete in all three product markets, and most of the companies which produce beverage and food cans do not compete in the general line market.

Products and Markets

We operate primarily in North America in the general line container market (74% of our fiscal 2002 net sales) and the coffee can segment of the food container market (12% of our fiscal 2002 net sales). We also provide our customers with metal shearing, coating and printing services through our material center services business (14% of our fiscal 2002 net sales). We have established leading positions in most of our product lines in the United States, other than aerosol cans, in which we have the number three position in the United States. We also manufacture steel ammunition boxes.

The following table sets forth our percentage of net sales for fiscal 2000, 2001 and 2002 for our general line cans, coffee cans and material center services:

	Year Ended September 30,
	2000	2001	2002
Product
General line cans	75%	76%	74%
Coffee cans	10	11	12
Material center services	15	13	14

Total	100%	100%	100%

General Line Products

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid, and household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), specialty cans (typical PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F” style cans (typically paint thinner cans), and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to customer filling locations for such products within a one day transit time.

Paint Cans. We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales. Paint cans are manufactured to a variety of performance specifications and may be printed on the outside for customer marketing purposes, although most paint manufacturers use paper labels rather than printed cans.

Specialty Cans. Specialty cans include screw top cans (Monotop®), cone top cans, oblong or “F” style cans and ammunition boxes. Screw top cans (Monotop®) typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Cone top cans are typically used for packaging specialty oils and automotive after-market products, including brake fluid, gasoline additives and radiator flushes. Oblong or “F” style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint-related products, charcoal lighter fluid and waterproofing products. We produce oblong cans in sizes ranging from one pint to one gallon. Oblong cans are generally printed to customer specifications. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Aerosol Cans. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides. We produce a variety of sizes, which may be decorated to customer specifications.

Steel Pails. Pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either “closed head” for easy pouring products, or “open head” for more viscous products, with a lid which is crimped on after filling. The pail market is served by producers of both steel and plastic pails, with steel pails representing an estimated 17% of the pails sold. We manufacture steel pails in sizes ranging from two and one-half to seven gallons. Steel pails are manufactured from either blackplate or cold rolled steel, are typically lined with rust inhibitors or other materials depending on the nature of customers contents and are often printed to customer specifications.

Coffee Cans

We produce coffee cans in sizes commonly referred to as one, two and three pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies. We do not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can. Our coffee cans are also used for packaging edible vegetable oil under government contract for shipment to foreign countries for food relief programs.

Material Center Services

We provide material center services (metal shearing, coating and printing services) for our can assembly facilities and for third party customers.

Sales and Marketing

We market our products primarily in North America. Sales are made either by our direct sales force or through an agent and distributor network. Our direct sales force is assigned to a territory or to national accounts. The sales force is supported by order entry and scheduling personnel at each plant and by a centralized credit and billing organization. Most of our sales are made by our direct sales force and to distributors for resale. Distributors determine their own prices and assume credit risks. No single distributor represented more than 2% of our net sales in fiscal 2002. Our sales to customers located outside of the United States were less than 3% of our net sales in fiscal 2002.

Customers

Our customers include many of the world’s leading paint, food, consumer and personal care companies. For fiscal 2002, sales to our 10 largest customers accounted for approximately 45% of our net sales and no single customer accounted for more than 10% of our net sales.

Consistent with industry practice, we enter into multi-year supply agreements with many of our largest customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including many of our contracts with our largest customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract. We generally have the rights to retain the customer’s business subject to the terms of the competitive proposal.

We believe we have strong relationships with most of our major customers due to: (i) the close proximity of our manufacturing facilities to key customer locations; (ii) our low-cost, flexible manufacturing capabilities; and (iii) our reputation for quality and customer service.

Manufacturing Process

We generally employ the industry’s typical manufacturing process in production of our products, although certain technologies differ from competitors. Following is a sequential list of the specific steps in the can manufacturing process. Not all products require coating and printing.

Process	Description

Shearing	A large coil of tin-coated, blackplate or cold rolled steel is cut into sheets of a specified size depending on the end use of the product.

Coating
A coating is sometimes applied to the side of the sheets which becomes the outside of the containers as a base coat for printing and to the side that becomes the inside of the containers to protect the contents from contact with the steel or tinplate.

Printing	Sheets are decorated with the customer’s design. Also known as lithography.

Slitting	Sheets are cut into individual body blanks, which will be formed into cans.

Body-Forming	Body blanks are fed into a body-making machine where they are formed into cylinders or oblong cans and joined at their side seam, by welding or soldering. Handles or nozzles may be attached.

End-Forming	Ends are stamped out of sheets or strips.

Flanging and Seaming	The steel on both ends of the can is rolled to form a flange and the end is attached to the body by folding or seaming.

Testing	The cans are tested for potential leakage.

Packaging	Cans are stacked onto pallets and shrink-wrapped or packaged in cartons or bags for delivery to customers.

Raw Materials

Our principal raw materials consist of tinplate, blackplate and cold rolled steel, energy, various coatings, inks and compounds. Steel products represent the largest component of raw material costs. Essentially all of our products are manufactured from tinplate steel, except for pails and ammunition boxes, which are manufactured from either blackplate or cold rolled steel. We purchase all raw materials we require from outside sources.

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers and countries not currently subject to tariffs imposed by the United States on imports of certain steel products. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. As part of our effort to further leverage our purchasing power to obtain favorable raw material prices, we have recently consolidated our steel purchasers among a small group of suppliers, and entered into contractual arrangements with certain suppliers. We have also decreased our purchases of tinplate and cold rolled products from foreign sources, in part due to these tariffs. Because a significant number of reliable suppliers produce the steel used in our process, we believe that we would be able to obtain adequate replacement supplies in the market should one of our current suppliers discontinue supplying us, although the financial terms of these arrangements may differ from our current arrangements. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot assure you that we will be able to do so in the future.

In addition to steel products, we purchase from various suppliers energy as well as various coatings, inks and compounds used in the manufacturing process. We do not anticipate any future shortages or supply problems for these items based on historical availability and the current number of suppliers. However, we have generally not been successful in the past in passing through price increases in these items to our customers.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility and quality. We believe that (i) the close proximity of our manufacturing facilities to key customer locations; (ii) our low-cost, flexible manufacturing capabilities and (iii) our reputation for quality and customer service enable us to compete effectively.

In addition, we face competitive risks from substitute products, such as plastics, and, to a lesser extent, composites and flexible packaging containers. During recent years, the steel container industry has experienced slight volume declines in certain product categories due to substitute products. Nonetheless, steel containers are the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (i) their price stability and competitiveness; (ii) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (iii) their lower storage and handling costs; (iv) their capacity for vacuum or pressure packaging; (v) their ability to hold highly volatile and solvent-based liquids; and (vi) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

Employees

As of September 29, 2002, we employed approximately 1,534 hourly employees and 334 salaried employees. Of the 1,534 hourly employees, 1,048 are non-union and the remaining 486 are covered by seven separate collective bargaining agreements. During the fourth quarter of fiscal 2001, we closed our Elizabeth, New Jersey and Garland, Texas manufacturing facilities and terminated 208 employees. The terminated employees primarily consisted of hourly employees and the terminations were completed by September 30, 2001.

During fiscal 2001, we reached new collective bargaining agreements with three of the seven collective bargaining units covering our employees, which will expire in fiscal 2004. We reached an agreement with Local 14-M of the Graphic Communication Workers International Union at our Trenton, New Jersey facility affecting approximately 76 employees for the period April 1, 2001 through March 31, 2004. We reached an agreement with Chicago Local 458-3M Graphic Communications Workers International Union at our Franklin Park, Illinois facility affecting approximately 15 employees for the period October 1, 2000 through October 15, 2003. We reached an agreement with Local 162 International Association of Machinists and Aerospace Workers Union District 34 at our Cincinnati, Ohio facility affecting approximately 15 employees for the period September 11, 2001 through September 10, 2004. Two of our collective bargaining agreements will expire in fiscal 2003, although both agreements are subject to automatic renewals unless we or the union party to the agreement provides notice otherwise. Our five other collective bargaining agreements will expire in fiscal 2004. While we consider relations with our employees to be good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, including our results of operations and financial condition.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediations resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our operating results or financial condition, we cannot assure you that no such obligations will arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

In 1999, we entered into a consent order with Owens-Illinois, Inc. and the Georgia Department of Natural Resources to investigate and remediate contamination detected at our Homerville, Georgia facility. Pursuant to the terms of the consent order, we have been conducting removal activities related to certain contaminants released at the facility. Owens- Illinois has been addressing other contaminants released at the facility. We have reached an agreement with Owens-Illinois allocating costs relating to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001.

In addition, a waste disposal area was uncovered at our Cincinnati, Ohio facility. In early 2002, Ball Corporation, the prior owner of the facility, agreed to address the waste disposal area to the satisfaction of state and county authorities, pursuant to its indemnification obligations to us. While there are certain limitations on Ball’s indemnification, we do not believe that we will incur material costs for this issue.

From time to time, we receive requests for information or are identified as potentially responsible parties pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our operating results or financial condition.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had a reserve of $386,000 for environmental investigation and remediation obligations as of September 29, 2002; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Item 2. Properties

The following table sets forth certain information with respect to our headquarters and significant manufacturing facilities as of December 19, 2002.

Location	General Character	Approximate Square Footage	Type of Interest
Atlanta, Georgia (Headquarters)	Office	16,000	Leased
Chicago, Illinois (Kilbourn)(Kilbourn)	Manufacturing	141,000	Owned
Cincinnati, Ohio	Manufacturing	467,000	Leased
Dallas, Texas (Thompson)	Held For Sale	110,000	Owned
Dallas, Texas (Southwestern)	Manufacturing	88,000	Owned
Elizabeth, New Jersey	Warehouse / Vacant	211,000	Leased
Fontana, California	Manufacturing	72,000	Leased
Franklin Park, Illinois	Manufacturing	115,000	Leased
Garland, Texas	Warehouse / Vacant	108,000	Leased
Homerville, Georgia	Manufacturing	395,000	Owned
Memphis, Tennessee	Manufacturing / Warehouse	120,000	Leased
Picayune, Mississippi	Manufacturing	60,000	Leased
Trenton, New Jersey	Manufacturing	105,000	Leased
York, Pennsylvania	Manufacturing	97,000	Owned

In June 2001, we implemented a restructuring plan. As part of that plan, redundant equipment at our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas was taken out of service and the facilities were closed in September 2001. We are using approximately 50,000 square feet of the Elizabeth facility and approximately 40,000 square feet of the Garland facility for warehousing finished goods inventory. We are currently marketing the properties for a full or partial sublease. The existing business serviced by those facilities was primarily transferred to our Dallas, Texas and York, Pennsylvania facilities.

In June 2002, we recorded an additional restructuring charge of $1.2 million related to ongoing lease commitments at our closed Elizabeth, New Jersey manufacturing facility. The charge represents a change in the estimate of net future lease payments included in the original $21.5 million restructuring charge recorded in the third quarter of fiscal 2001. In June 2001, we anticipated sub-leasing the Elizabeth facility within 12 months. However, due to the weakening of both the general economy and the real estate market, we revised our estimate of facility closure costs to allow additional time to locate a subtenant for this facility.

We believe our properties are generally in good condition, well maintained and suitable for their intended use.

Item 3. Legal Proceedings

On October 2, 2002, a civil action was commenced in the Superior Court of Fulton County of the State of Georgia. The plaintiff purports to represent a putative class of our public stockholders (excluding any person or entity related to or affiliated with any of the defendants). Named as defendants in the complaint are we, all members of our board of directors and James Milton (a former director and executive officer). The plaintiff alleges, among other things, that the individual defendants have breached their fiduciary duties of due care and loyalty to our public stockholders and failed to exercise ordinary care and diligence in the exercise of their fiduciary duties by failing to announce an active auction, open bidding or other procedures to increase stockholder value. In addition, the complaint alleges that Mr. Ergas and Mr. Hayford, who have agreed to exchange some of our equity interests for equity interests of BCO Holding, have used inside information for their own benefit and to the detriment of our public stockholders. The complaint seeks injunctive relief, monetary damages, costs and other relief. We believe that this lawsuit is without merit and intend to defend against it vigorously. To that end, in December 2002, all of the defendants filed a motion to prevent the plaintiff from moving forward with discovery in the lawsuit and a motion attacking the sufficiency of the plaintiff’s complaint and requesting that it be dismissed.

We are involved in legal proceedings from time to time in the ordinary course of our business. No such currently pending proceedings are expected to have a material adverse effect on us. We are also involved in certain proceedings relating to environmental matters as described under Item 1. “Business - Environmental, Health and Safety Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2002 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

BWAY Corporation common stock is traded on the New York Stock Exchange under the ticker symbol “BY”. There were 53 holders of record of our common stock on December 19, 2002.

Because BWAY is a holding company, our ability to pay dividends is substantially dependent upon the receipt of dividends or other payments from our significant operating subsidiary. In addition, our Credit Facility dated May 22, 2001, as amended (the “Credit Facility”), among us, Bankers Trust Company (an affiliate of Deutsche Bank) and various other lenders, restricts our ability to pay dividends or make other restricted payments and places certain restrictions on us with regard to incurring additional indebtedness, other than as specified in the Credit Facility. Additionally, our Indenture dated April 11, 1997 (the “Indenture”) relating to our $100 million, 10¼% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) also restricts our ability to pay dividends or make other payments, and places certain restrictions on us with regard to incurring additional indebtedness, other than as specified in the Indenture. In addition, the Merger Agreement prohibits us from paying dividends or incurring additional indebtedness, other than as specified in the Merger Agreement.

Any future determination to pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, Credit Facility restrictions, Indenture restrictions, Merger Agreement restrictions, business strategies and such other factors as the Board of Directors may deem relevant at such time. Historically, we have not paid any cash distributions or other dividends on our common stock and presently intend to retain our earnings to finance the development of our business for the foreseeable future.

The table below sets forth the high and low sales price information for our common stock for each quarter of fiscal 2001 and fiscal 2002.

Fiscal Quarter	High	Low
First quarter, 2001	$5.31	$2.75
Second quarter, 2001	$4.13	$3.35
Third quarter, 2001	$7.00	$2.60
Fourth quarter, 2001	$7.00	$5.20
First quarter, 2002	$11.75	$6.22
Second quarter, 2002	$13.08	$9.90
Third quarter, 2002	$16.75	$12.25
Fourth quarter, 2002	$16.98	$13.25

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this report and with our consolidated financial statements and related notes included in Item 8 of this report. The results of operation include the results of the U.S. Can Acquisition described under “Business—Acquisitions and Dispositions” in Item 1 of this report and have been included in our consolidated financial statements from the date of acquisition. The selected consolidated financial and other data as of and for each of the fiscal years in the three-year period ended September 29, 2002 have been derived from our audited financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the fiscal years in the two-year period ended October 3, 1999 have been derived from our audited financial statements and related notes which are not included in this report. All amounts are presented in thousands, except ratios.

	Fiscal Year Ended(1)
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Income Statement Data:
Net sales	$419,474	$487,549	$479,775	$475,039	$527,601
Cost of products sold (excluding depreciation and amortization)	354,973	424,942	422,834	425,084	456,788

Gross profit (excluding depreciation and amortization)	64,501	62,607	56,941	49,955	70,813
Depreciation and amortization(2)	13,465	17,246	22,412	20,713	19,582
Selling and administrative expense	22,748	19,678	17,057	15,610	14,179
Merger related transaction costs(3)	—	—	—	—	1,478
Restructuring and impairment charge(4)(5)(6)(7)	11,532	—	5,900	21,500	1,250
Gain on curtailment of postretirement benefits	(1,861)	—	(1,171)	—	—
Other, net	127	33	(662)	(970)	(597)

Income from operations	18,490	25,650	13,405	(6,898)	34,921
Interest expense, net	13,021	14,733	16,657	15,325	13,109

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting	5,469	10,917	(3,252)	(22,223)	21,812
Provision (benefit) for income taxes	2,789	5,290	(334)	(6,042)	9,556

Income (loss) before extraordinary item	2,680	5,627	(2,918)	(16,181)	12,256
Extraordinary item(8)	—	—	—	(307)	—

Income (loss) before cumulative effect of change in accounting	2,680	5,627	(2,918)	(16,488)	12,256
Cumulative effect of change in accounting for systems development cost(9)	(1,161)	—	—	—	—

Net income (loss)	$1,519	$5,627	$(2,918)	$(16,488)	$12,256

Basic earnings (loss) per common share data:
Income (loss) before extraordinary item and accounting change	$0.28	$0.60	$(0.31)	$(1.80)	$1.41
Extraordinary item(8)	—	—	—	(0.04)	—
Cumulative effect of change in accounting(9)	(0.12)	—	—	—	—

Net income (loss)	$0.16	$0.60	$(0.31)	$(1.84)	$1.41

Diluted earnings (loss) per common share data:
Income (loss) before extraordinary item and accounting change	$0.27	$0.60	$(0.31)	$(1.80)	$1.33
Extraordinary item(8)	—	—	—	(0.04)	—
Cumulative effect of change in accounting(9)	(0.12)	—	—	—	—

Net income (loss)	$0.15	$0.60	$(0.31)	$(1.84)	$1.33

Weighted average basic common shares outstanding	9,527	9,323	9,278	8,979	8,697

Weighted average diluted common shares outstanding	9,959	9,453	9,278	8,979	9,225

Other Financial Data:
EBITDA, as defined(10)	$41,753	$42,929	$39,884	$34,345	$56,634
Capital expenditures(11)	$33,826	$33,230	$10,907	$9,421	$10,586
Cash interest expense, net	13,981	14,961	16,206	14,345	11,720
Net cash provided by operating activities	25,561	24,452	25,297	22,116	46,063
Net cash used in investing activities	(32,879)	(46,495)	(8,475)	(4,040)	(9,528)
Net cash provided by (used in) financing activities	8,247	20,436	(16,557)	(18,752)	(17,330)
Ratio of earnings to fixed charges(12)	1.39x	1.67x	—	—	2.46x

Balance Sheet Data:
Total working capital	$737	$14,146	$14,583	$8,369	$20,467
Total assets	313,711	362,023	332,723	300,895	306,686
Total debt	122,272	146,500	126,200	112,808	100,000
Stockholders’ equity	77,188	82,053	78,961	60,435	72,648

(1)
We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Our financial statements for the periods presented include the operating results of the steel services operations we acquired from the United States Can Company on November 9, 1998 from the date of that acquisition, but exclude the tin plate services business acquired at the same time from the United States Can Company, which was held for sale from the time of its acquisition and was sold in the fourth quarter of fiscal 1999.

(2)	Depreciation for fiscal 2000 and for fiscal 2002 includes an additional $2.5 million and $0.7 million, respectively, of depreciation related to shortened useful lives of certain computer systems.
(3)	The fourth quarter of fiscal 2002 includes a $1.5 million charge for certain professional fees and other transaction costs relating to the Transactions.
(4)
The third quarter of fiscal 1998 includes an $11.5 million restructuring and impairment charge related to the closure of three plants, the elimination of an internal transportation department and the write-off of equipment at several operating locations which were impaired due primarily to changes in manufacturing processes.

(5)
The second quarter of fiscal 2000 includes a $5.9 million restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees, and the write-down of equipment held for disposal.

(6)
The third quarter of fiscal 2001 includes a $21.5 million restructuring and impairment charge related to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of the closings.

(7)
The third quarter of fiscal 2002 includes an additional $1.2 million restructuring charge related to the closing of one of our manufacturing facilities in the third quarter of fiscal 2001. See footnote (6) above.

(8)
We recorded an extraordinary loss, net of related tax benefit of $115,000, to write-off the unamortized deferred financing fees associated with our previous credit agreement, which was terminated upon the execution of our credit agreement in May 2001.

(9)
On November 20, 1997, the EITF issued a consensus on the accounting treatment of certain information systems and process reengineering costs. We were involved in a business information systems and process reengineering project that was subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998 as a change in accounting. A one-time charge of $1.2 million, net of related tax benefit of $0.8 million, for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced fiscal 1998 net earnings.

(10)
“EBITDA” is defined throughout this Form 10-K as income from operations before depreciation and amortization, restructuring and impairment charges, gain on curtailment of postretirement benefits, other, net and transaction expenses. We believe that EBITDA is generally accepted as useful information regarding a company’s ability to incur and service debt. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with generally accepted accounting principles.

(11)
Our capital expenditures in fiscal 1998 and 1999 included $21.1 million and $18.9 million, respectively, in expenditures related to the expansion of our material center services business and the installation of new information technology systems.

(12)
For purposes of determining the ratio of fixed charges, “earnings” are defined as earnings (loss) before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness and one-third of rental expense on operating leases, which is representative of the interest factor. For fiscal 2000 and 2001, our fixed charges exceeded our earnings by $3.3 million and $22.2 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K. We operate on a 52/53- week fiscal year ending on the Sunday closest to September 30 of the applicable year.

General

We are the leading North American manufacturer of steel containers for paint, coffee and certain other consumer and industrial products. Over 85% of our fiscal 2002 net sales were generated from product lines where we estimate we have the leading market share in the United States. Our product offerings include a wide variety of steel containers such as paint, coffee, aerosol and specialty cans which are used by our customers to package a diverse range of end-use products which, in addition to paint and coffee, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. We also provide our customers with metal shearing, coating and printing services through our material center services business. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets.

Approximately 75% of our fiscal 2002 net sales were made to customers with whom we have contractual relationships. As is common in our industry, our contracts are generally requirements based, granting us all or a percentage of a customer’s requirements for a period of time instead of specific commitments to unit volume.

Sales of certain of our products are to some extent seasonal, with sales levels generally higher in the second half of our fiscal year due primarily to higher demand for paint and related products during warmer periods. On an aggregate basis, however, our sales have not been significantly affected by seasonality.

Raw materials used in our products include steel, energy, various coatings and inks and represent approximately 60% of our cost of products sold. We purchase all raw materials we require from outside sources. Steel is the largest component of our cost of products sold. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot assure you that we will be able to do so in the future.

The following are the principal initiatives relating to the restructuring and impairment charges taken in the past three fiscal years:

Fiscal 2002. During the third quarter of fiscal 2002, an additional $1.2 million restructuring charge was recorded due to a change in our previous estimate of the costs related to the closure of our Elizabeth, New Jersey manufacturing facility, which is described immediately below under “General—Fiscal 2001.” Due to the weakening of both the general economy and the real estate market in the northeastern United States, we revised our estimate for future leasehold commitments to allow additional time to locate a subtenant for this facility.

Fiscal 2001. During the third quarter of fiscal 2001, we recorded a $21.5 million restructuring and impairment charge related primarily to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of that closing. The $21.5 million charge included a $16.2 million charge for asset impairments and a $5.3 million restructuring charge. The $16.2 million asset impairment charge included the write-off of $0.5 million in goodwill, $3.7 million in other intangibles and $12.0 million in redundant equipment at the manufacturing facilities that were closed. The redundant equipment was taken out of service in the third quarter. Facility closure costs, consisting primarily of future lease obligations, related to the closing of our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All 208 of the planned employee terminations were completed and the manufacturing facilities closed by September 30, 2001.

Fiscal 2000. During the second quarter of fiscal 2000, we recorded a restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees and the write-down of equipment held for disposal. The restructuring and impairment charge totaled $5.9 million and consisted of $1.1 million related to administrative office closings, $1.1 million related to severance, $0.7 million related to contracts and other miscellaneous costs and $3.0 million related to impairments of equipment held for disposal. Both administrative offices were closed and 89 employees were terminated in fiscal 2000.

Results of Operations

Year ended September 29, 2002 (fiscal 2002) compared to year ended September 30, 2001 (fiscal 2001).

Net Sales. Net sales for fiscal 2002 were $527.6 million, an increase of $52.6 million or 11.1%, from $475.0 million in fiscal 2001. The increase in net sales was primarily due to stronger customer demand resulting from growth in our customers’ end-use markets during fiscal 2002 compared to fiscal 2001. This increase in net sales was also attributable to new business gained under contractual supply agreements. We gained new business and increased our market shares during fiscal 2002 primarily in the paint, coffee and aerosol markets.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization, in fiscal 2002 was $456.8 million, an increase of $31.7 million or 7.5%, from $425.1 million in fiscal 2001. Cost of products sold, excluding depreciation and amortization, as a percent of net sales, decreased to 86.6% in fiscal 2002 from 89.5% in fiscal 2001. The decrease in cost of products sold, excluding depreciation and amortization, as a percentage of net sales was primarily attributable to lower manufacturing costs, improved operating efficiency and higher sales volumes which served to absorb fixed costs and increase overall margins. During fiscal 2002, we also realized benefits of our third quarter fiscal 2001 restructuring charge, which included the closing of two manufacturing facilities, and reallocation of volume to other more efficient manufacturing facilities. Our cost of products sold, excluding depreciation and amortization, during fiscal 2002 also benefited from our consolidation of our steel purchases among a smaller group of suppliers and from improved steel utilization efficiency.

Depreciation and Amortization. Depreciation and amortization decreased to $19.6 million in fiscal 2002 from $20.7 million in fiscal 2001. The decrease was primarily attributable to equipment write-offs during the third quarter of fiscal 2001 associated with our restructuring charge during that quarter. The decrease in fiscal 2002 was partially offset by increased depreciation associated with capital expenditures.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.4 million to $14.2 million in fiscal 2002 from $15.6 million in fiscal 2001. The reduction results from ongoing overhead cost reduction initiatives. Selling and administrative expense as a percent of net sales was 2.7% for fiscal 2002 compared to 3.3% for fiscal 2001.

Merger Related Transaction Costs. During the fourth quarter of fiscal 2002, we recorded $1.5 million of merger-related transaction costs associated with our agreement to be acquired by BCO Holding.

Restructuring and Impairment Charge. During the third quarter of fiscal 2001, we recorded a $21.5 million restructuring and impairment charge as described above under “General- Fiscal 2001.”

In the third quarter of fiscal 2002, an additional $1.2 million restructuring charge was recorded due to a change in estimate related to the closure of our Elizabeth, New Jersey manufacturing facility. Due to the weakening of both the general economy and the real estate market in the northeastern United States, we revised our estimate for future leasehold commitments to allow additional time to locate a subtenant for this facility.

Interest Expense, Net. Interest expense, net, decreased to $13.1 million in fiscal 2002 from $15.3 million in fiscal 2001, primarily due to lower average debt levels and lower LIBOR based interest rates under our credit facility, which provides for floating interest rates. The LIBOR interest rate margin under our credit facility was 2.75% as of September 29, 2002.

Income (Loss) Before Income Taxes and Extraordinary Item. Income (loss) before income taxes and extraordinary item for fiscal 2002 was $21.8 million, an increase of $44.0 million from $(22.2) million in fiscal 2001. The change resulted from the factors described above.

Provision (Benefit) for Income Taxes. The provision for income taxes was $9.6 million for fiscal 2002. This was an increase of $15.6 million, from a benefit of $(6.0) million in fiscal 2001. The change was due to the increase in income before income taxes and extraordinary item, as described above, and an increase in our effective tax rate.

Extraordinary Loss Resulting from the Extinguishment of Debt, Net. We recorded an extraordinary loss of $0.3 million, net of a $0.1 million related tax benefit, in fiscal 2001, related to unamortized deferred financing fees associated with the extinguishment of our former credit agreement. The former credit agreement was terminated upon the execution of our current credit facility in May 2001.

Net Income (Loss). Net income (loss) for fiscal 2002 was $12.3 million, an increase of $28.8 million from $(16.5) million in fiscal 2001. The change resulted from the factors described above.

Year ended September 30, 2001 (fiscal 2001) compared to year ended October 1, 2000 (fiscal 2000).

Net Sales. Net sales for fiscal 2001 were $475.0 million, a decrease of $4.8 million or 1.0%, from $479.8 million in fiscal 2000. The net sales decrease was primarily due to volume declines in certain product categories resulting from a general business slowdown and customer inventory reductions during the first half of fiscal 2001. Net sales strengthened in the second half of fiscal 2001 and exceeded net sales in the second half of fiscal 2000 by $8.6 million or 3.5%.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization, in fiscal 2001 was $425.1 million, an increase of $2.3 million or 0.5%, from $422.8 million in fiscal 2000. Cost of products sold as a percent of net sales increased to 89.5% in fiscal 2001 from 88.1% in fiscal 2000. The increase in cost of products sold, excluding depreciation and amortization, as percentage of net sales was primarily attributable to lower sales volumes and resulting weaker operating performance at certain of our manufacturing facilities during the first half of fiscal 2001.

Depreciation and Amortization. Depreciation and amortization decreased to $20.7 million in fiscal 2001 from $22.4 million in fiscal 2000. The decrease was partially attributable to our decision to decrease the useful lives and fully depreciate certain computer equipment in fiscal 2000, which resulted in additional depreciation expense in fiscal 2000 of $2.5 million, and to reductions in depreciation in fiscal 2001 resulting from equipment write-offs associated with our fiscal 2001 plant restructuring initiatives. The decrease in fiscal 2001 was partially offset by increased depreciation associated with capital expenditures in fiscal 2001.

Selling and Administrative Expense. Selling and administrative expense decreased to $15.6 million in fiscal 2001 from $17.1 million in fiscal 2000, primarily due to the elimination of costs resulting from a full year realization of the benefits of our fiscal 2000 restructuring.

Restructuring and Impairment Charge. During the third quarter of fiscal 2001, we recorded the $21.5 million restructuring and impairment charge described above under “General–Fiscal 2001.”

Interest Expense, Net. Interest expense, net, decreased to $15.3 million in fiscal 2001 from $16.7 million in fiscal 2000, primarily due to lower average debt levels and lower interest rates under our credit facility, which provides for floating interest rates.

Income (Loss) Before Income Taxes and Extraordinary Item. Income (loss) before income taxes and extraordinary item for fiscal 2001 was $(22.2) million, a decrease of $18.9 million from $(3.3) million in fiscal 2000. The change resulted from the factors described above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased to a benefit of $(6.0) million in fiscal 2001 from a benefit of $(0.3) million in fiscal 2000. The change was due to the decrease in income (loss) before income taxes and extraordinary item, as described above, and an increase in our effective tax rate.

Extraordinary Loss Resulting from the Extinguishment of Debt, Net. We recorded an extraordinary loss of $0.3 million, net of a $0.1 million related tax benefit, in fiscal 2001 related to unamortized deferred financing fees associated with the extinguishment of our former credit agreement. The former credit agreement was terminated upon the execution of our current credit facility in May 2001.

Net Income (Loss). Net income (loss) for fiscal 2001 was $(16.5) million, a decrease of $13.6 million from $(2.9) million in fiscal 2000. The change resulted from the factors described above.

Seasonality

Sales of certain of our products are to some extent seasonal, with sales levels generally higher in the second half of our fiscal year due primarily to higher demand for paint and related products during warmer periods. On an aggregate basis, however, our sales have not been significantly affected by seasonality.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during fiscal 2002 and fiscal 2001 were primarily financed through internally generated cash flows and borrowings under our credit facility. During fiscal 2002, cash and cash equivalents increased $19.2 million and net credit facility borrowings decreased $12.8 million. We had no borrowings outstanding under our credit facility at September 29, 2002. During fiscal 2001, cash and cash equivalents decreased $0.7 million and net borrowings under our credit facility decreased by $13.4 million to $12.8 million.

At September 29, 2002, we had a $90.0 million credit facility with an available borrowing limit of $75.3 million under borrowing base limitations and excess availability of $72.1 million. The $3.2 million difference between the available borrowing limit and excess availability relates to standby letters of credit and lockbox receipts in transit. Our credit facility limits available borrowings based on a fixed asset sub-limit and percentages of eligible accounts receivable and inventories. We were in compliance with all our credit facility covenants at September 29, 2002.

Credit facility interest rates are currently based on interest rate margins for either the prime rate (as determined by Deutsche Bank AG, New York branch) or LIBOR. The interest rate margin on prime borrowings is fixed for the term of the agreement at 1.00% and the LIBOR interest rate margin was fixed at 2.75% during fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on our ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. LIBOR rate margins can be within the range of 2.0% to 3.0%. For the first quarter of fiscal 2003, the LIBOR rate margin is 2.00%.

During fiscal 2002, net cash provided by operating activities was $46.1 million. Of this amount, net income contributed $12.3 million, depreciation and amortization contributed $19.6 million, the restructuring and impairment charge contributed $1.2 million and changes in provision for doubtful accounts, deferred income taxes, accounts payable, accrued and other current liabilities and income taxes, net, contributed $18.6 million. We used our net cash during fiscal 2002 primarily to increase accounts receivable by $7.0 million.

During fiscal 2001, net cash provided by operating activities was $22.1 million. Of this amount, net loss contributed $16.5 million, depreciation and amortization contributed $20.7 million, the restructuring and impairment charge contributed $21.5 million and changes in other assets, inventories, accounts payable and income taxes receivable contributed $6.7 million. We used our net cash during fiscal 2001 primarily for changes in accounts receivable and accrued liabilities of $5.0 million and changes in deferred taxes of $6.5 million.

During fiscal 2002, net cash used in investing activities was $9.5 million. We used $10.6 million for capital expenditures in fiscal 2002. We received $0.6 million in proceeds from the disposition of property, plant and equipment and $0.4 million in proceeds from the sale of stock received from an insurance company demutualization.

During fiscal 2001, net cash used in investing activities was $4.0 million. We used $9.4 million for capital expenditures in fiscal 2001. We received $5.4 million in proceeds from the disposition of property, plant and equipment in fiscal 2001, primarily from the sale of the Chicago, Illinois material center services facility, which was recorded in Assets Held for Sale at October 1, 2000.

During fiscal 2002, net cash used by financing activities was $17.3 million. During fiscal 2002, net repayments under our credit agreement were $12.8 million. We also used approximately $4.4 million to decrease unpresented bank drafts.

During fiscal 2001, net cash used by financing activities was $18.8 million. During fiscal 2001, net repayments under our credit agreements were $13.4 million. We also used approximately $2.0 million of cash for the repurchase of our common stock in fiscal 2001 and approximately $2.5 million for financing costs.

At September 29, 2002, covenants under our credit agreement prohibited us from paying stockholder dividends, making other restrictive payments or incurring certain additional indebtedness. The indenture governing our outstanding 10¼% senior subordinated notes due 2007 also contains certain restrictive covenants, including limitations on asset sales and incurrence of certain additional indebtedness. Covenants in the indenture restricted our ability to pay stockholder dividends and other restricted payments in an amount greater than $21.0 million at September 29, 2002.

We expect that our total fiscal 2003 capital expenditures will approximate $15.0 million.

We expect that cash provided from operations and available borrowings under our credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the notes in the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs in the long term.

Contractual Obligations and Commercial Commitments

The following chart describes our material contractual cash obligations as of September 29, 2002.

	Payments Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(Dollars in millions)
Contractual Obligations
Long-term debt(1)(2)	$100.0	$—	$—	$100.0	$—
Operating and capital leases	35.0	5.1	8.5	5.8	15.6
Other long-term obligations(3)	10.2	0.1	0.6	1.1	8.4

Total contractual cash obligations	$145.2	$5.2	$9.1	$106.9	$24.0

(1)	No borrowings were outstanding under our credit agreement at September 29, 2002.
(2)	$100.0 million in principal amount of our 10 ¼% senior subordinated notes due 2007 was outstanding at September 29, 2002.
(3)
Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The actuarially determined amounts are included in our consolidated balance sheet in “Other Long-Term Liabilities” as of September 29, 2002.

At September 29, 2002, we had letters of credit in the aggregate amount of approximately $3.2 million in favor of our workers’ compensation insurer and purchasing card vendor. The letters of credit expire in less than one year.

Commitments and Contingencies

On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. We do not have any off-balance sheet arrangements. Except as described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we are not aware of factors that are reasonably likely to adversely affect liquidity trends.

Effect of Inflation

Historically, with the exception of steel, we have not been able to pass through price increases in our raw materials to our customers. Although historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, we cannot assure you that we will be able to do so in the future. We believe that inflation will not have a material adverse impact on us.

Recent Accounting Pronouncements

The EITF reached a consensus in September 2000 regarding Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires companies to report shipping and handling fees and costs as a component of cost of sales. We adopted this consensus in the fourth quarter of fiscal 2001, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of operations for all reported periods. Reclassifications of $19.1 million and $19.2 million for fiscal 2001 and 2000, respectively, were reflected for all periods shown for comparative purposes.

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

SFAS 142 became effective for us at the beginning of fiscal 2003 (the implementation date). SFAS 142 requires a transitional impairment test as of the implementation date, which involves (1) identifying reporting units, (2) determining carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determining the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

We have begun the initial assessment required under SFAS 142 and do not expect a material impact on our financial position and results of operations related to accounting for goodwill and intangible assets as a result of such assessment.

At September 29, 2002, the carrying value of goodwill was $68.0 million and annual amortization expense associated with goodwill was approximately $2.3 million.

We must finalize the transitional impairment test before March 30, 2003. Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment were indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is effective for us for fiscal 2003. We believe the adoption of this statement will not have an impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement is effective for us for fiscal 2003. We believe the adoption of this statement will not have an impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 46. The changes in SFAS 145 related to debt extinguishment become effective for us in fiscal 2003 and the other changes were effective for all financial statements issued on or after May 15, 2002.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized as liabilities are incurred in periods following a commitment to an exit or disposal plan.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the following as the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition. We recognize revenue when products are shipped and title and risk of loss pass to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. We estimate allowances based on the aging of accounts receivable and customer creditworthiness. Allowances are also provided for amounts in dispute with customers. Our estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

Inventories. Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out, or LIFO, method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on inventory aging and our judgment of future realization. Projected inventory losses are recognized at the time the loss is evident rather than when the goods are ultimately sold.

Restructuring and Impairment. In fiscal 2001, we recorded a restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The determination of the amount of these items involved the estimation of the amount of liabilities that will be incurred in the future. The actual amounts that will ultimately be incurred may differ significantly from the amounts originally estimated. Adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

Accrued Rebates. We enter into contractual agreements with our customers for rebates on certain products. We accrue a provision for these rebates and take a charge against net sales in the same period as the associated revenue is recognized.

Environmental Matters

For information regarding environmental matters, see Item 1. “Business—Environmental, Health and Safety Matters.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The fair value of our outstanding 10¼% senior subordinated notes due 2007 is exposed to the market risk of interest rate changes. Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility.

Our credit facility permits us to borrow up to $90.0 million, subject to certain conditions and limitations, including a borrowing base formula. Borrowings under our credit facility bear interest at either the prime rate or LIBOR, plus an applicable spread percentage. We determine whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings under our credit facility is fixed at 1.0%. The interest rate spread on LIBOR borrowings under our credit facility at September 29, 2002 was 2.75% and the rate spread was fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on our ratio of total indebtedness to EBITDA. LIBOR rate margins can be within the range of 2.0% to 3.0%. As of September 30, 2002, the LIBOR rate margin was 2.0% for the first fiscal quarter of 2003. At September 29, 2002, no borrowings were outstanding under our credit facility. Each 100 basis point increase in interest rates under our credit facility would have no impact on our quarterly pretax earnings and cash flows at the September 29, 2002 debt level.

We purchase approximately $1.0 million of equipment and spare and/or replacement parts annually from foreign suppliers in transactions denominated in foreign currencies. These purchases are exposed to the market risk of exchange rate changes from fluctuations in the value of these foreign currencies in relation to the U.S. dollar.

We do not enter into derivatives or other market risk-sensitive instruments to hedge interest rate or exchange rate risk or for trading purposes.

Item 8. Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements on pages F-1 through F-21.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Inapplicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our by-laws provide that the size of the Board of Directors (the “Board”) shall be fixed from time to time by resolution of the Board and that vacancies on the Board may be filled by the remaining directors. The Board currently consists of eight directorships, which are divided into three classes with staggered three-year terms. Class I consists of John E. Jones and John W. Puth, whose terms expire at the 2005 annual meeting; Class II consists of Jean-Pierre M. Ergas, John T. Stirrup and one vacant directorship, whose terms expire at the 2003 Annual Meeting; and Class III consists of Thomas A. Donahoe, Alexander P. Dyer and Warren J. Hayford, whose terms expire at the 2004 Annual Meeting. Each director is elected to serve for the remaining term of any vacancy filled by the director or for a three-year term (if elected at an annual meeting of stockholders) or until a successor is duly elected.

We anticipate that immediately after our merger with BCO Acquisition, our Board will consist of five persons with Messrs. Jones, Puth, Donahoe, Dyer and Stirrup submitting their resignations. It is anticipated that Messrs. Hayford and Ergas will continue as directors, and that Kelso will appoint directors for the three remaining directorships. Directors on the new Board will serve until a successor is elected or qualified or until his earlier death, resignation or removal. In the event the transaction is not completed, the Board will nominate persons to fill some or all of the Class II directorships expiring at the 2003 Annual Meeting.

The following sets forth certain information as of December 19, 2002 with respect to BWAY’s Board and to certain of its officers (including all executive officers), who serve at the discretion of the Board.

Directors

Jean-Pierre M. Ergas	Age: 63
Jean-Pierre M. Ergas became our chairman and chief executive officer in January 2000. Mr. Ergas has served as one of our directors since August 1995 and served as our board’s vice chairman from July 1999 to December 1999. Mr. Ergas has also previously served as executive vice president, Europe of Alcan Aluminum Limited, president of Alcan Europe Limited, executive chairman of British Alcan Aluminum plc. and chief executive officer of Alcan Deutschland GmbH from June 1996 to December 1999. Mr. Ergas served as senior advisor to the chief executive officer of Alcan Aluminum Limited from January 1995 to June 1996 and served as a trustee of DePaul University from February 1994 to December 1994. Prior thereto, Mr. Ergas served as senior executive vice president of Pechiney S.A. and as a member of the Pechiney Group executive committee from 1987 to January 1994 and also held several management positions with various subsidiaries of Pechiney S.A., serving as: chief executive officer of American National Can Company from 1989 to January 1994 and chairman of the board from 1991 to January 1994; chief executive officer of Cegedur Pechiney from 1982 to 1988 and chairman of the board from 1987 to 1988; chief executive officer of Cebal S.A. from 1974 to 1982 and chairman of the board during 1982; and marketing manager for Pechiney Aluminum from 1967 to 1974. Mr. Ergas is a trustee of DePaul and AUP Universities and a director of Dover Corporation and Compagnie Plastic Omnium.

Warren J. Hayford	Age: 73
Warren J. Hayford became the non-executive vice-chairman of our board in December 1999. From 1989 until December 1999, Mr. Hayford served as our chief executive officer and our board’s chairman. Mr. Hayford has held a number of senior positions within the packaging industry over the past 35 years including president and chief operating officer of Gaylord Container Corporation, a manufacturer of paper packaging products, 1986 to 1988, and vice chairman of Gaylord Container, 1988 through 1992. Prior to Gaylord Container, Mr. Hayford served as president and a director of Gencorp, Inc., president and a director of Navistar International Corporation and executive vice president and a director of the Continental Group, Inc.

Thomas A. Donahoe	Age: 67
Thomas A. Donahoe has served as a director of the Company since August 1996. Mr. Donahoe was a partner in the accounting firm Price Waterhouse LLP (the “Firm”) from 1970 until he retired in June 1996. As a partner in the Firm, Mr. Donahoe held a variety of positions including: Managing Partner-Operations of the Firm’s Audit Business Advisory Practice, July 1995 to June 1996; Vice Chairman of the Firm, 1988 to June 1995; member of the Price Waterhouse World Firm General Council, 1985 to June 1995; Managing Partner of the Great Lakes Region, 1978 to June 1995; member of the Firm’s Management Committee, 1978 to June 1995; member of the Firm’s Policy Board, 1976 to June 1995; and Managing Partner of the Chicago Office, 1976 to June 1994. Mr. Donahoe is a director of Andrew Corporation and NICOR Inc. Mr. Donahoe also serves as a Director or Trustee of a number of not-for-profit entities, including: Chicago Botanic Garden, Chicago Central Area Committee, Executive Service Corp. of Chicago, Kohl’s Children’s Museum and Rush-Presbyterian-St. Luke’s Medical Center.

Alexander P. Dyer	Age: 70
Alexander P. Dyer has served as a director of the Company since August 1995. Mr. Dyer served as Chairman of Bunzl plc. from May 1993 to July 1996 and currently serves as its Deputy Chairman and as Chairman of its Remuneration Committee. Mr. Dyer retired from The BOC Group plc. in January 1996, having served as its Chief Executive Officer and Deputy Chairman, in which capacities he served from November 1993 to January 1996. Prior thereto, Mr. Dyer served as Managing Director-Gases of The BOC Group plc. from 1989 to 1993 and worked for Air Products and Chemicals Inc. for 26 years, serving most recently as Executive Vice President responsible for worldwide gases and equipment businesses from 1987 to 1989.

John E. Jones	Age: 68
John E. Jones has served as a director of the Company since August 1996. From 1989 until his retirement in 1996, Mr. Jones served as Chairman, President and CEO of CBI Industries, Inc. Mr. Jones is a director of Amsted Industries, Inc., NICOR Inc. and Valmont Industries, Inc. Mr. Jones also serves as Trustee or Director on a number of not-for-profit entities, including Rush-Presbyterian-St. Luke’s Medical Center.

John W. Puth	Age: 73
John W. Puth has served as a director of the Company since August 1995. Since December 1987, Mr. Puth has served as President of J.W. Puth Associates, an industrial consulting firm. From 1983 to 1987, Mr. Puth was Chairman and President of Clevite Industries, Inc., a manufacturer of industrial products. From 1975 to 1983, Mr. Puth was President and Chief Executive Officer of Vapor Corporation. Mr. Puth is a director of A.M. Castle & Co., L.B. Foster Company and US Freightways Corporation as well as several privately-held corporations. Since October 1998, Mr. Puth has been a general partner of BVCF III & IV Institutional Venture Capital Funds.

John T. Stirrup	Age: 67
John T. Stirrup has served as a director of the Company since 1989. Mr. Stirrup served as an independent consultant of the Company from June 2000 until December 2001. Mr. Stirrup served as President and Chief Operating Officer of the Company from 1995 to June 2000 and from 1989 to 1995 Mr. Stirrup served as President and Chief Operating Officer of Brockway Standard, Inc., which at the time was the Company’s principal operating subsidiary. Mr. Stirrup joined Brockway, Inc. (later acquired by Owens-Illinois Corporation) in 1980 and held a variety of positions including: Group Vice President of Metal & Plastic Packaging, Corporate Purchasing and Regional Airlines of Brockway, Inc., 1985 to 1988; Vice President of Sales and Marketing Brockway Glass Containers of Brockway, Inc., 1983 to 1985; Vice President of Operations Brockway Glass Containers of Brockway, Inc., 1981 to 1983; and Vice President of Manufacturing Brockway Glass Containers of Brockway, Inc., 1980 to 1981. Prior to joining Brockway, Inc., Mr. Stirrup held several positions at Kerr Glass Manufacturing Corp., including Vice President of Manufacturing.

Officers (Other Than Those who are Directors and Listed Above)

Thomas N. Eagleson	Age: 61
Thomas N. Eagleson has served as our executive vice president of manufacturing and engineering since July 2000. Previously, Mr. Eagleson served as the senior vice president of American National Can from 1993 to 1998, vice president of manufacturing food/general line from 1990 to 1993, vice president manufacturing beverage from 1988 to 1990, vice president metal integration metal container from 1987 to 1988, vice president manufacturing food/general line of National Can Corp. from 1985 to 1987 and manager of manufacturing food/general line of National Can Corp. from 1983 to 1985. From 1970 to 1983, Mr. Eagleson held positions of increasing responsibility within the manufacturing organization of National Can Corp.

Kevin C. Kern	Age: 43
Kevin C. Kern has been our vice president of administration and chief financial officer since February 2001. From May 1995 until February 2001, Mr. Kern served as our vice president corporate controller. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Jeffrey M. O’Connell	Age: 49
Jeffrey M. O’Connell has been our vice president and treasurer since May 1997 and has served as our secretary since May 2001. From June 1996 to May 1997, Mr. O’Connell served as our assistant treasurer. From June 1995 to June 1996, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Kenneth M. Roessler	Age: 40
Kenneth M. Roessler has served as our executive vice president of sales and marketing since March 2000. Effective January 1, 2003, Mr. Roessler will serve as our chief operating officer. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998 and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation. Mr. Roessler will be appointed our chief operating officer on Jaunary 1, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain of the Company’s officers, the Company’s directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file reports of securities ownership and changes in such ownership with the SEC. Certain officers, directors and greater than ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon the Company’s review of the copies of such forms it has received or written representations that no Form 5 filings were required, the Company believes that each of its officers, directors and greater than ten-percent beneficial owners complied with all Section 16(a) filing requirements applicable to them during fiscal 2002, except as described below.

Mr. Stirrup inadvertently failed to file a Form 4 in June 2002 to report the open market sale of 30,200 shares of the Company’s common stock in May 2002. The shares were sold under Rule 144, and Mr. Stirrup timely filed the related Form 144. The transaction was included on and indicated as a delinquent transaction on a timely filed Form 5.

Item 11. Executive Compensation

The compensation of executive officers of the Company is determined by the Management Resources, Nominating and Compensation Committee of the Company’s Board of Directors. The following table sets forth information regarding the compensation paid or accrued by the Company to Mr. Ergas, who served as Chief Executive Officer during fiscal 2002, and each of the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) for services rendered to the Company in all capacities during fiscal years 2000, 2001 and 2002.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen-sation ($)
Jean-Pierre M. Ergas	2002	487,500	731,250	—	—	36,700	(2)	—	300,769	(3)
Chairman and Chief Executive Officer	2001	450,000	300,000	—	—	180,000	(4)	—	145,188	(5)
	2000	337,500	337,500	—	—	60,000	(6)	—	133,390	(7)
Kevin C. Kern	2002	181,250	180,891	—	—	21,033	(2)	—	17,300	(8)
Chief Financial Officer	2001	166,875	57,000	—	—	15,000	(4)	—	13,977	(9)
	2000	148,333	53,375	—	—	5,000	(10)	—	11,561	(11)
Thomas N. Eagleson	2002	225,500	363,729	—	—	—		—	13,173	(12)
Executive Vice President of Manufacturing and Engineering	2001	205,000	167,000	—	—	80,000	(13)	—	—
	2000	55,384	16,615	—	—	40,000	(14)	—	10,000	(15)
Kenneth M. Roessler	2002	205,417	171,009	—	—	—		—	15,584	(16)
Executive Vice President of Sales and Marketing	2001	172,500	80,000	—	—	80,000	(17)	—	9,024	(18)
	2000	93,993	21,149	—	—	15,000	(19)	—	11,964	(20)
Jeffrey M. O’Connell	2002	151,667	104,792	—	—	21,533	(2)	—	7,667	(21)
Secretary and Treasurer	2001	142,500	40,000	—	—	15,000	(4)	—	6,897	(22)
	2000	133,833	29,090	—	—	5,000	(10)	—	6,561	(23)

(1)
Amounts shown for fiscal 2000, 2001 and 2002 were earned during fiscal 2000, 2001 and 2002, respectively, under the Company’s Management Incentive Plan and were paid during fiscal 2001, 2002 and 2003, respectively.

(2)
Options become exercisable in two equal installments with the first installment exercisable immediately on the grant date (January 29, 2002) and the second installment on the first anniversary of the grant. The options were reissued and granted pursuant to the Company’s Stock Option Replacement Program and Incentive Plan.

(3)
The amount shown includes an accrual of $276,065 for supplemental executive retirement payments pursuant to his employment agreement, $1,404 for country club dues and $23,300 of Company matching 401(k) contributions under the Savings Plan.

(4)	Options become exercisable in three equal annual installments with the first installment exercisable on October 12, 2001 and were granted pursuant to the Incentive Plan.
(5)
The amount shown includes an accrual of $130,571 for supplemental executive retirement payments pursuant to his employment agreement, $1,117 for country club dues and $13,500 of Company matching 401(k) contributions under the Savings Plan.

(6)
Option to acquire 40,000 shares became fully exercisable in January 2000. Options to acquire 20,000 shares become exercisable in three equal annual installments with the first installment exercisable on December 14, 2000 and were granted pursuant to the Incentive Plan.

(7)
The amount shown includes an accrual of $97,928 for supplemental executive retirement payments pursuant to his employment agreement and $35,462 for consulting services and reimbursements pursuant to his employment agreement.

(8)	The amount shown includes $7,770 for country club dues and $9,530 of Company matching 401(k) contributions under the Savings Plan.
(9)	The amount shown includes $5,400 for country club dues and $8,577 of Company matching 401(k) contributions under the Savings Plan.
(10)	Options become exercisable in three equal annual installments with the first installment exercisable on December 14, 2000, and were granted pursuant to the Incentive Plan.
(11)	The amount shown includes $4,200 for country club dues and $7,361 of Company matching 401(k) contributions under the Savings Plan.
(12)	The amount shown represents $13,173 of Company matching 401(k) contributions under the Savings Plan.
(13)
Options to acquire 40,000 shares become exercisable in three equal annual installments with the first installment exercisable on October 12, 2001. Options to acquire the other 40,000 shares become exercisable in three annual installments as follows: 10,936 options on September 5, 2002, 10,935 options on September 5, 2003 and 18,129 options on September 5, 2004. These 80,000 options were granted pursuant to the Incentive Plan.

(14)	Options become exercisable in two equal annual installments with the first installment exercisable on May 23, 2001, and were granted pursuant to the Incentive Plan.
(15)	The amount shown represents a $10,000 sign-on bonus.
(16)	The amount shown includes $4,167 for country club dues and $11,417 of Company matching 401(k) contributions under the Savings Plan.
(18)
Options to acquire 40,000 shares become exercisable in three equal annual installments with the first installment exercisable on October 12, 2001. Options to acquire the other 40,000 shares become exercisable in three annual installments as follows: 9,213 options on September 5, 2002, 9,212 options on September 5, 2003 and 21,575 options on September 5, 2004. These 80,000 options were granted pursuant to the Incentive Plan.

(19)	The amount shown includes $4,449 for country club dues and $4,575 of Company matching 401(k) contributions under the Savings Plan.
(20)	The amount shown includes a $10,000 sign-on bonus and $1,964 of country club dues.
(21)	The amount shown represents $7,667 of Company matching 401(k) contributions under the Savings Plan.
(22)	The amount shown represents $6,897 of Company matching 401(k) contributions under the Savings Plan.
(23)	The amount shown represents $6,561 of Company matching 401(k) contributions under the Savings Plan.

The Incentive Plan (as defined) provides for the award of stock options, restricted shares of common stock, stock appreciation rights, stock indemnification rights, units valued on the basis of the long-term performance of the Company, or some combination of the foregoing to participants. The Incentive Plan covers an aggregate of 2,425,000 shares of common stock.

The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, fiscal 2002.

Option/SAR Grants in Last Fiscal Year
	Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#) (1)		% of Total Options Granted to Employees In Fiscal Year (%)	Exercise Price ($/Share)	Expiration Date	5% ($) (2)	10% ($)(2)
Jean-Pierre M. Ergas	236,700	(3)	19.5	11.05	1/28/12	1,644,896	4,168,489
Kevin C. Kern	21,033	(3)	1.7	11.05	1/28/12	146,164	370,409
Thomas N. Eagleson	–		–	–	–	–	–
Kenneth M. Roessler	–		–	–	–	–	–
Jeffrey M. O’Connell	21,533	(3)	1.8	11.05	1/28/12	149,639	379,315

(1)
In the event of a change of control all options become fully vested and exercisable. In order to prevent dilution or enlargement of rights under the options, in the event of a reorganization, recapitalization, stock split, stock dividend, combinations of shares, merger, consolidation, distribution of assets or other change in the corporate structure of shares of the Company, the type and number of shares available upon exercise and the exercise price will be adjusted accordingly. The Management Resources, Nominating and Compensation Committee may, subject to specified limitations, advance the date on which an option shall become exercisable.

(2)
Amounts reflect assumed rates of appreciation from the fair market value on the date of grant as set forth in the Securities and Exchange Commission’s executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of our common stock and overall stock market conditions. No assurance can be made that the amounts reflected in these columns will be achieved.

(3)
Options become exercisable in two equal installments with the first installment exercisable immediately on the grant date (January 29, 2002) and the second installment on the first anniversary of the grant. The options were reissued and granted pursuant to the Company’s Stock Option Replacement Program and Incentive Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End ($)(1) Exercisable / Unexercisable
Jean-Pierre M. Ergas	—	—	231,683/ 245,017	1,314,794/ 1,513,216
Kevin C. Kern	—	—	18,849 / 22,184	102,671 / 136,659
Thomas N. Eagleson	—	—	64,270 / 55,730	493,245 / 460,255
Kenneth M. Roessler	—	—	32,547 / 62,453	261,590 / 507,535
Jeffrey M. O’Connell	11,833	106,693	7,266 / 22,434	20,435 / 137,359

(1)
As of the end of the fiscal year, all of the unexercised options held by the Named Executive Officers were in-the-money. The fair market value of the underlying securities was the closing price of the Company’s common stock as traded on the New York Stock Exchange on September 27, 2002, which was $13.85 per share.

The following table sets forth, for the Named Executive Officers, information regarding stock options repriced during fiscal 2002.

Option/SAR Repricing in Last Fiscal Year

Name and Principal Position	Date	Number of Securities Underlying Options/SARs Repriced or Amended (#)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($/Sh)	New Exercise Price ($) (1)	Length of Original Option Term Remaining at Date of Repricing or Amendment
Jean-Pierre M. Ergas	7/27/01	15,000	5.94	10.67	11.05	49 months
Chairman and Chief Executive Officer	7/27/01	19,200	5.94	12.17	11.05	61 months
	7/27/01	7,500	5.94	11.67	11.05	62 months
	7/27/01	15,000	5.94	16.50	11.05	88 months
	7/27/01	180,000	5.94	12.75	11.05	96 months
Kevin C. Kern	7/27/01	1,659	5.94	12.67	11.05	58 months
Chief Financial Officer	7/27/01	11,841	5.94	12.67	11.05	58 months
	7/27/01	3,333	5.94	19.38	11.05	76 months
	7/27/01	1,667	5.94	19.38	11.05	76 months
	7/27/01	844	5.94	16.50	11.05	88 months
	7/27/01	1,689	5.94	16.50	11.05	88 months
Thomas N. Eagleson	–	–	–	–	–	–
Executive Vice President of Manufacturing and Engineering
Kenneth M. Roessler	–	–	–	–	–	–
Executive Vice President of Sales and Marketing
Jeffrey M. O’Connell	7/27/01	14,000	5.94	14.33	11.05	70 months
Secretary and Treasurer	7/27/01	2,834	5.94	19.38	11.05	76 months
	7/27/01	2,166	5.94	19.38	11.05	76 months
	7/27/01	1,688	5.94	16.50	11.05	88 months
	7/27/01	845	5.94	16.50	11.05	88 months

(1) The options were surrendered to us effective July 27, 2001pursuant to our Stock Option Replacement Program. We reissued new options as of January 29, 2002 with an exercise price equal to the closing price of our common stock on the New York Stock Exchange on January 28, 2002. The number of options reissued was equal to the number of options surrendered by the named executive. The reissued options expire 10 years from the date issued and vest in equal installments: 50% vested on the date granted and the remaining 50% vest on the first anniversary.

Long-Term Incentive Plans—Awards in Last Fiscal Year

The Company granted no long-term incentive plan awards in fiscal 2002.

Compensation of Directors

Fees and Expenses. Directors who are employees of the Company or its subsidiaries are not entitled to receive any fees for serving as directors. Each non-employee director receives an annual retainer fee of $25,000 (except for Mr. Hayford, who receives $50,000), a fee per meeting attended of $1,000 and a fee per committee meeting attended of $500. In addition, each non-employee director who serves as a committee chairman receives an annual fee of $3,500. All directors are reimbursed for reasonable out-of-pocket expenses related to their service as directors.

During fiscal 2002, the Board formed a special committee of independent, disinterested directors for the purpose of, among other things, evaluating a proposed merger transaction. The committee consisted of Messrs. Puth, Donahoe, Dyer and Jones with Mr. Puth serving as the committee’s chairman. Mr. Puth received a retainer of $12,500 for serving as the committee chair and the other members of the committee each received a retainer of $6,250 for their service. The members of the committee each received a fee per meeting attended of $1,000 and were reimbursed for out-of-pocket expenses related to their service on the special committee.

Incentive Plan. Under the Fourth Amended and Restated 1995 Long-Term Incentive Plan (the “Incentive Plan”), the Management Resources, Nominating and Compensation Committee may grant to directors (including non-employee directors) of the Company and its subsidiaries nonqualified stock options, stock appreciation rights in tandem with options, restricted stock awards, performance awards or any combination thereof as the Management Resources, Nominating and Compensation Committee shall determine. Options may be exercised in whole or in part upon the payment of the exercise price of the shares to be acquired and the Management Resources, Nominating and Compensation Committee shall determine the term of the exercise period.

In January 2002, the Company reissued options to each non-employee director who participated in the Company’s Stock Option Replacement Program. The options have an exercise price equal to $11.05 with 50% of the options vesting immediately and the remaining 50% vesting in January 2003. Other than options reissued pursuant to the Stock Option Replacement Program, the Company did not grant any additional options to its non-employee directors in fiscal 2002. In November 2001, the Management Resources, Nominating and Compensation Committee amended James W. Milton’s outstanding vested and unvested options (including any subsequent options reissued under the Option Replacement Program) to become immediately vested and exercisable for one-year effective with his retirement as a director. Mr. Milton retired from the Board at the end of his term effective February 20, 2002.

Management Employment Agreements

Jean-Pierre M. Ergas. Jean-Pierre M. Ergas has entered into an employment agreement with us dated as of January 1, 2000 and amended as of January 1, 2002. Under this agreement, as amended, Mr. Ergas will receive an annual base salary of $500,000 (for calendar year 2002) or such higher amount as determined by our board, and will be eligible to receive an annual bonus of 60% of his base salary, based on the achievement of goals and objectives determined by the board, and will be eligible to participate in all of our employee benefit plans for which our senior executive employees are generally eligible. The employment period shall end on December 31, 2004, unless terminated earlier by the resignation, death, or permanent disability or incapacity of Mr. Ergas or we terminate Mr. Ergas’ employment period with or without cause.

In the event we terminate Mr. Ergas’ employment without cause prior to December 31, 2004, we shall (i) pay his base salary until the later of December 31, 2004 or the second anniversary of the date of his termination, (ii) pay his target bonus in respect of fiscal year 2002 and the fiscal year in which his employment is terminated (or if his target bonuses have not yet been set for either such fiscal year, an amount equal to 60% of his base salary at the date of termination in lieu of the target bonus for either such fiscal year), (iii) reimburse his COBRA premium under our group health plan and dental plan (if any) on a monthly basis for the lesser of the period in which he is eligible to receive such continuation coverage or 18 months, which we define as the COBRA period, and, (iv) upon expiration of the COBRA period, procure individual medical and dental insurance policies for him on substantially similar terms as the coverage we provided to him as of the date of termination.

If Mr. Ergas’ employment terminates after the first anniversary of employment for any reason other than for cause, Mr. Ergas will be entitled to a monthly supplemental retirement benefit until his death (and, following his death, until the death of his surviving spouse). The monthly benefit will be equal to one-twelfth of $500,000, multiplied by a percentage multiplier based on the age of Mr. Ergas on the retirement date (10% if Mr. Ergas is 63 years of age on the retirement date and increasing by 5% each year for five years). If we terminate the employment period without cause, because of Mr. Ergas’ permanent disability or incapacity or because of Mr. Ergas’ resignation after a change of control, Mr. Ergas shall be entitled to the maximum monthly retirement benefit (as if he were 67 years of age or older on such retirement date). Mr. Ergas has agreed not to compete with us during the term of his employment and so long as he is receiving salary and bonus under the agreement as a result of his termination by us without cause (but in no event for less than eighteen months after the termination of his employment).

Thomas N. Eagleson. Thomas N. Eagleson has entered into an employment agreement with us dated as of July 1, 2000 and amended as of June 29, 2002. Under this agreement, Mr. Eagleson will receive an annual base salary of $242,000, and will be eligible to receive an annual bonus of 33% of his base salary, based on the achievement of goals and objectives determined by the board, and will be eligible to participate in all of our employee benefits plans for which our senior executive employees are generally eligible. We shall also provide Mr. Eagleson with a reasonably priced furnished apartment in Cincinnati, Ohio mutually agreed upon by both parties. The term of the employment agreement expires on December 31, 2002, unless terminated earlier by the resignation, death or permanent disability or incapacity of Mr. Eagleson or by us with or without cause.

In the event that we terminate Mr. Eagleson’s employment without cause prior to the expiration of the employment agreement, Mr. Eagleson will be entitled to receive his base salary through December 31, 2002, and reimbursement of his COBRA premiums under our health and dental plans through December 31, 2003. In the event that Mr. Eagleson’s employment terminates as a result of the expiration of the employment period, we will reimburse his COBRA premiums under our health and dental plans through December 31, 2002, and for as long as Mr. Eagleson remains a part-time employee or consultant following December 31, 2002, we will continue to pay the premium on his life insurance policy. Mr. Eagleson has agreed not to compete with us during the term of his employment and so long as he is receiving salary and bonus under the agreement as a result of his termination by us without cause (but in no event for less than twelve months after the termination of his employment).

Change of Control Agreements

In August 2001, we entered into change of control agreements with each of Messrs. Ergas, Kern, Eagleson, Roessler and O’Connell. The agreements are a result of a determination by our Board of Directors that it is important and in the best interests of the Company to ensure that, in the event of a possible Change Of Control of the Company, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such Change Of Control. The agreements expire on the earlier of (i) the date such officer’s employment with the Company terminates or (ii) the date that is 24 months following a Change Of Control. The Merger constitutes a Change Of Control for purposes of these agreements.

For purposes of the agreements, the “Business” means the manufacturing of tinplate and steel packaging for consumer and industrial goods, including, but not limited to, aerosol cans, cold rolled and black plate steel pails, tinplate cans, steel ammunition boxes and material center services.

For purposes of the agreements, a “Change In Control” means (i) the sale, transfer or other disposition of 80% or more of the Company’s assets or (ii) a sale of 50% or more of the then outstanding voting stock of the Company in a single transaction or a series of related transactions.

For purposes of the agreements, the “Separation Date” means the date on which the officer terminates his employment with the Company for good reason or the date on which the Company or successor entity terminates the officer’s employment for any reason other than for cause.

The change of control agreements are not employment agreements and do not create a contract for benefits, except as set forth therein. Each officer’s employment with the Company is at-will and, at either the officer’s or the Company’s option, the officer’s employment may be terminated at any time, with or without cause or notice.

Jean-Pierre Ergas is party to a change of control agreement with the Company dated as of August 30, 2001 and amended as of January 1, 2002. Benefits are payable under the agreement upon a Change Of Control in exchange for Mr. Ergas’ continued employment with the company. The principal benefits to be provided to Mr. Ergas under the agreement are: (i) accelerated vesting of all stock options and stock grants held by Mr. Ergas as of the date of the Change Of Control, provided Mr. Ergas is employed by the Company at any time during the 30 day period prior to the Change Of Control, (ii) a lump sum payment equal to the sum of three times Mr. Ergas’ annual base salary and one times his target incentive bonus in effect as of the date of the Change Of Control (the “Separation Payment”), provided Mr. Ergas has been continuously employed within 30 days prior to or 24 months following a Change Of Control and either Mr. Ergas terminates his employment for good reason or the Company or its successor entity terminates his employment for any reason other than for cause, (iii) continued payments of any executive perquisites until the later of six months from the Separation Date or the end of the calendar year in which the Separation Date occurs, (iv) reimbursement of COBRA premiums for the lesser of the period Mr. Ergas is eligible to receive such continuation coverage or for 1.5 years, (v) procurement of individual medical and dental insurance policies provided by the Company as of the Separation Date for a period of 18 months following the expiration of the COBRA period, (vi) procurement and payment of individual life insurance premiums for a period of three years following the Separation Date, (vii) fully vested retirement benefits and (viii) an increase, if necessary, of Mr. Ergas’ monthly supplemental retirement benefit to the maximum amount possible under such terms and provisions. If, during his employment with the Company or within one year after his employment with the Company ends (the “Restricted Period”), Mr. Ergas engages in the Business in North America, (a) this change of control agreement shall be rescinded, (b) Mr. Ergas shall return the entire amount of the Separation Payment, (c) the exercise, payment, delivery or sale pursuant to any stock options and/or stock grants shall be rescinded and Mr. Ergas shall return to the Company any amounts he received in connection therewith, (d) the Company’s obligation to provide the benefits described in (iii)-(viii) above shall cease and (e) Mr. Ergas shall reimburse the Company for the full cost of any payments and benefits provided to him pursuant to (iii)-(viii) above during the Restricted Period in which Mr. Ergas engaged in the Business in North America.

Kevin C. Kern is party to a change of control agreement with the Company dated as of August 9, 2001. Benefits are payable under the agreement upon a Change Of Control in exchange for Mr. Kern’s continued employment with the company. The principal benefits to be provided to Mr. Kern under the agreement are: (i) accelerated vesting of all stock options and stock grants held by Mr. Kern as of the date of the Change Of Control, provided Mr. Kern is employed by the Company at any time during the 30 day period prior to the Change Of Control, (ii) a lump sum payment equal to the sum of 1.5 times Mr. Kern’s annual base salary and one times his target incentive bonus in effect as of the date of the Change Of Control (the “Separation Payment”), provided Mr. Kern has been continuously employed within 30 days prior to or 24 months following a Change Of Control and either Mr. Kern terminates his employment for good reason or the Company or its successor entity terminates his employment for any reason other than for cause, (iii) continued payments of any executive perquisites until the later of six months from the Separation Date or the end of the calendar year in which the Separation Date occurs, (iv) reimbursement of COBRA premiums for the lesser of the period Mr. Kern is eligible to receive such continuation coverage or for 1.5 years following the Separation Date, (v) procurement and payment of individual life insurance premiums for a period of 1.5 years following the Separation Date, (vi) fully vested retirement benefits and (vii) outplacement services for a period of 12 months. If, during his employment with the Company or within one year after his employment with the Company ends (the “Restricted Period”), Mr. Kern engages in the Business in North America, (a) this change of control agreement shall be rescinded, (b) Mr. Kern shall return to the Company the entire amount of the Separation Payment, (c) the exercise, payment, delivery or sale pursuant to any stock options and/or stock grants shall be rescinded and Mr. Kern shall return to the Company any amounts he received in connection therewith, (d) the Company’s obligation to provide the benefits described in (iii)-(vii) above shall cease and (e) Mr. Kern shall reimburse the Company for the full cost of any payments and benefits provided to him pursuant to (iii)-(vii) above during the Restricted Period in which Mr. Kern engaged in the Business in North America.

Thomas N. Eagleson is party to a change of control agreement with the Company dated as of August 9, 2001. Benefits are payable under the agreement upon a Change Of Control in exchange for Mr. Eagleson’s continued employment with the company. The principal benefits to be provided to Mr. Eagleson under the agreement are: (i) accelerated vesting of all stock options and stock grants held by Mr. Eagleson as of the date of the Change Of Control, provided Mr. Eagleson is employed by the Company at any time during the 30 day period prior to the Change Of Control, (ii) a lump sum payment equal to the sum of two times Mr. Eagleson’s annual base salary and one times his target incentive bonus in effect as of the date of the Change Of Control (the “Separation Payment”), provided Mr. Eagleson has been continuously employed within 30 days prior to or 24 months following a Change Of Control and either Mr. Eagleson terminates his employment for good reason or the Company or its successor entity terminates his employment for any reason other than for cause, (iii) continued payments of any executive perquisites until the later of six months from the Separation Date or the end of the calendar year in which the Separation Date occurs, (iv) reimbursement of COBRA premiums for the period Mr. Eagleson is eligible to receive such continuation coverage, (v) procurement of individual medical and dental insurance policies provided by the Company as of the Separation Date for a period of six months following the expiration of the COBRA period, (vi) procurement and payment of individual life insurance premiums for a period of two years following the Separation Date, (vii) fully vested retirement benefits and (viii) outplacement services for a period of 12 months. If, during his employment with the Company or within one year after his employment with the Company ends (the “Restricted Period”), Mr. Eagleson engages in the Business in North America, (a) this change of control agreement shall be rescinded, (b) Mr. Eagleson shall return to the Company the entire amount of the Separation Payment, (c) the exercise, payment, delivery or sale pursuant to any stock options and/or stock grants shall be rescinded and Mr. Eagleson shall return to the Company any amounts he received in connection therewith, (d) the Company’s obligation to provide the benefits described in (iii)-(viii) above shall cease and (e) Mr. Eagleson shall reimburse the Company for the full cost of any payments and benefits provided to him pursuant to (iii)-(viii) above during the Restricted Period in which Mr. Eagleson engaged in the Business in North America.

Kenneth M. Roessler is party to a change of control agreement with the Company dated as of August 9, 2001. Benefits are payable under the agreement upon a Change Of Control in exchange for Mr. Roessler’s continued employment with the company. The principal benefits to be provided to Mr. Roessler under the agreement are: (i) accelerated vesting of all stock options and stock grants held by Mr. Roessler as of the date of the Change Of Control, provided Mr. Roessler is employed by the Company at any time during the 30 day period prior to the Change Of Control, (ii) a lump sum payment equal to the sum of two times Mr. Roessler’s annual base salary and one times his target incentive bonus in effect as of the date of the Change Of Control (the “Separation Payment”), provided Mr. Roessler has been continuously employed within 30 days prior to or 24 months following a Change Of Control and either Mr. Roessler terminates his employment for good reason or the Company or its successor entity terminates his employment for any reason other than for cause, (iii) continued payments of any executive perquisites until the later of nine months from the Separation Date or the end of the calendar year in which the Separation Date occurs, (iv) reimbursement of COBRA premiums for the period Mr. Roessler is eligible to receive such continuation coverage, (v) procurement of individual medical and dental insurance policies provided by the Company as of the Separation Date for a period of six months following the expiration of the COBRA period, (vi) procurement and payment of individual life insurance premiums for a period of two years following the Separation Date, (vii) fully vested retirement benefits and (viii) outplacement services for a period of 12 months. If, during his employment with the Company or within one year after his employment with the Company ends (the “Restricted Period”), Mr. Roessler engages in the Business in North America, (a) this change of control agreement shall be rescinded, (b) Mr. Roessler shall return to the Company the entire amount of the Separation Payment, (c) the exercise, payment, delivery or sale pursuant to any stock options and/or stock grants shall be rescinded and Mr.

Roessler shall return to the Company any amounts he received in connection therewith, (d) the Company’s obligation to provide the benefits described in (iii)-(viii) above shall cease and (e) Mr. Roessler shall reimburse the Company for the full cost of any payments and benefits provided to him pursuant to (iii)-(viii) above during the Restricted Period in which Mr. Roessler engaged in the Business in North America.

Jeffrey M. O’Connell is party to a change of control agreement with the Company dated as of August 9, 2001. Benefits are payable under the agreement upon a Change Of Control in exchange for Mr. O’Connell’s continued employment with the company. The principal benefits to be provided to Mr. O’Connell under the agreement are: (i) accelerated vesting of all stock options and stock grants held by Mr. O’Connell as of the date of the Change Of Control, provided Mr. O’Connell is employed by the Company at any time during the 30 day period prior to the Change Of Control, (ii) a lump sum payment equal to the sum of 1.5 times Mr. O’Connell’s annual base salary and one times his target incentive bonus in effect as of the date of the Change Of Control (the “Separation Payment”), provided Mr. O’Connell has been continuously employed within 30 days prior to or 24 months following a Change Of Control and either Mr. O’Connell terminates his employment for good reason or the Company or its successor entity terminates his employment for any reason other than for cause, (iii) continued payments of any executive perquisites until the later of six months from the Separation Date or the end of the calendar year in which the Separation Date occurs, (iv) reimbursement of COBRA premiums for the lesser of the period Mr. O’Connell is eligible to receive such continuation coverage or for 1.5 years following the Separation Date, (v) procurement and payment of individual life insurance premiums for a period of 1.5 years following the Separation Date, (vi) fully vested retirement benefits and (vii) outplacement services for a period of 12 months. If, during his employment with the Company or within one year after his employment with the Company ends (the “Restricted Period”), Mr. O’Connell engages in the Business in North America, (a) this change of control agreement shall be rescinded, (b) Mr. O’Connell shall return to the Company the entire amount of the Separation Payment, (c) the exercise, payment, delivery or sale pursuant to any stock options and/or stock grants shall be rescinded and Mr. O’Connell shall return to the Company any amounts he received in connection therewith, (d) the Company’s obligation to provide the benefits described in (iii)-(vii) above shall cease and (e) Mr. O’Connell shall reimburse the Company for the full cost of any payments and benefits provided to him pursuant to (iii)-(vii) above during the Restricted Period in which Mr. O’Connell engaged in the Business in North America.

The change of control agreements provide that if any payments to the executive are considered “excess parachute payments” as defined in section 280G of the Internal Revenue Code, the amount of the separation payment described above will be reduced by the minimum amount necessary to reduce the parachute payments to 299% of the executive’s “base amount” as defined in section 280G of the Internal Revenue Code. Following any termination under the change of control agreement, an executive would be subject to a customary one-year non compete which, if breached, would require the executive to repay (or, if unpaid, to forfeit) all the above specified payments and benefits.

401(k) Plan

We maintain a savings plan (the “Savings Plan”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Generally, all of our salaried employees in the United States are eligible to participate in the Savings Plan upon their employment with us and become eligible for company matching contributions after completing one year of service. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, we make a matching contribution of 100% of the first 4% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant’s eligible compensation.

Management Resources, Nominating and Compensation Committee Interlocks and Insider Participation

Messrs. Puth, Donahoe, Dyer and Jones served as members of the Management Resources, Nominating and Compensation Committee during all of fiscal 2002. The Company has no Management Resources, Nominating and Compensation Committee interlocks or insider participation relationships of such persons with the Company to report.

Management Resources, Nominating and Compensation Committee Report on Executive Compensation

The Management Resources, Nominating and Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers of the Company and develops and administers programs providing stock-based incentives. After consideration of the Management Resources, Nominating and Compensation Committee’s recommendations, the entire Board reviews and approves the salaries and bonuses and the stock and benefit programs for the Company’s executive officers. This Management Resources, Nominating and Compensation Committee report documents the components of the Company’s executive officer compensation programs and describes the bases upon which compensation will be determined by the Management Resources, Nominating and Compensation Committee with respect to the executive officers of the Company.

This Management Resources, Nominating and Compensation Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Philosophy. The compensation philosophy of the Company is to link executive compensation to continuous improvements in corporate performance and increases in stockholder value. The goals of the Company’s executive compensation programs are as follows:

•	To establish pay levels that are necessary to attract and retain highly qualified executives in light of the overall competitiveness of the market for high quality executive talent.

•	To recognize superior individual performance, new responsibilities and new positions within the Company.

•
To balance short-term and long-term compensation to complement the Company’s annual and long-term business objectives and strategy and to encourage executive performance in furtherance of the fulfillment of those objectives.

•	To provide variable compensation opportunities based on the Company’s performance.

•	To encourage stock ownership by executives.

•	To align executive remuneration with the interests of stockholders.

Compensation Program Components. The Management Resources, Nominating and Compensation Committee regularly reviews the Company’s compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

Base Salary. The base pay level for each of Messrs. Ergas and Eagleson is set forth in each such executive’s employment agreement, as amended. (See “Management Employment Agreements” above.) Mr. Ergas’ base pay level was re-negotiated effective January 2002 in connection with the extension of his employment agreement as the Company’s Chief Executive Officer. Mr. Eagleson’s base pay level was re-negotiated in June 2002 in connection with the extension of his employment agreement as the Company’s Executive Vice President of Manufacturing and Engineering. The committee approved annual merit based salary adjustments for Messrs. Kern and Roessler at its February 2002 meeting and for Mr. O’Connell at its November 2001 meeting. Mr. Ergas, as Chief Executive Officer, may change or modify Messrs. Kern, Roessler or O’Connell’s compensation as he deems necessary for the proper operation of the Company.

Annual Incentives. The Messrs. Ergas, Kern, Eagleson, Roessler and O’Connell are eligible for annual bonuses under the Company’s Officer Incentive Plan with the awards determined annually by the Management Resources, Nominating and Compensation Committee. See “Management Employment Agreements” above. The Company uses annual bonuses to enhance management’s contribution to stockholder returns by offering competitive levels of compensation for the attainment of the Company’s financial objectives. In particular, the Company utilizes annual bonuses to focus corporate behavior on the achievement of goals for growth, financial performance and other items.

Stock Ownership. The Management Resources, Nominating and Compensation Committee believes that it can align the interests of stockholders and executives by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to establish a meaningful ownership position in the Company. Other than in connection with the Stock Option Replacement Program, the Company did not grant any stock options to Messrs. Ergas, Kern, Eagleson, Roessler or O’Connell under the Company’s Incentive Plan. See “Option/SAR Grants in Last Fiscal Year” above. The Company granted a limited number of stock options to other key employees during fiscal 2002.

Report on Repricing of Options. On July 27, 2001, the Company repurchased from certain employees, directors and other eligible option holders certain outstanding options with an exercise price of $9.00 per share or more. In connection therewith and in consideration therefor, on January 29, 2002 the Company reissued to such persons (that continuously remained an employee or director of the Company from the cancellation date) options to acquire a number of shares equal to the number of shares subject to the surrendered options. The new options have an exercise price of $11.05, which is equal to the closing price of the Company’s common stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable and the remaining 50% will become exercisable on the first anniversary of the reissue.

At the time of the Company’s decision to commence its option repricing offer, many of the Company’s outstanding options had exercise prices that were significantly higher than the market price of the Company’s Common Stock. At the time, the Company believed that such options were unlikely to be exercised in the near future. By offering to repurchase certain outstanding options and issue in exchange therefor new options having an exercise price equal to the fair market value of the Company’s Common Stock on the Reissue Date, the Company intended to provide option holders with the benefit of owning options possessing a greater potential to increase in value over time. The Company believed that this benefit would not only create performance incentives for options holders, many of whom are employees of the Company, but would also maximize shareholder value.

Chief Executive Officer Compensation. The base pay level and annual incentive bonus compensation for Mr. Ergas, who has served as the Company’s Chief Executive officer since January 1, 2000, was determined by the Management Resources, Nominating and Compensation Committee in its discretion based on achievement of goals and objectives determined by it and in accordance with his respective employment agreement. The Board set Mr. Ergas’ base salary for the year beginning on January 1, 2002 and ending on December 31, 2002 at $500,000 per annum, subject to increase by the Board. See “Management Employment Agreements” above.

Certain Tax Considerations. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on the Company’s tax return of compensation over $1 million to any of the Named Executive Officers, unless, in general, the compensation is paid pursuant to a plan which is performance-based, is non-discretionary and has been approved by the Company’s stockholders. The Company’s policy with respect to Section 162(m) is to make reasonable efforts to ensure that compensation is deductible without limiting the Company’s ability to attract and retain qualified executives.

Summary. After its review of all existing programs, the Management Resources, Nominating and Compensation Committee believes that the total compensation program for executives of the Company is focused on increasing values for stockholders and enhancing corporate performance. The Management Resources, Nominating and Compensation Committee currently believes that the compensation of executive officers is properly tied to stock appreciation through stock options or stock ownership. The Management Resources, Nominating and Compensation Committee believes that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes. The foregoing report has been approved by all members of the Management Resources, Nominating and Compensation Committee.

MANAGEMENT RESOURCES, NOMINATING AND COMPENSATION COMMITTEE

Alexander P. Dyer
Chairman

Thomas A. Donahoe
John E. Jones
John W. Puth
Members

Performance Graph

The following line graph compares the annual percentage change in our cumulative total stockholder return on our common stock of an investment of $100 since September 26, 1997 with the cumulative total return of the New York Stock Exchange (NYSE) Composite Index and the Dow Jones Industrial Average for the five-year period ending September 27, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 30, 2002 by (1) each stockholder known by us to own beneficially five percent or more of the outstanding shares of such common stock, (2) each of our directors, (3) each “named executive officer” and (4) all of our directors and executive officers as a group. As of November 30, 2002, there were 8,761,259 shares of our common stock outstanding. To our knowledge, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote. Unless otherwise indicated in a footnote, the business address of each person is the address of our principal executive office.

Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class (2)
Jean-Pierre M. Ergas (3)	614,777	6.7%
Warren J. Hayford (4)	2,249,608	24.7
Mary Lou Hayford (5)	1,821,273	20.8
Kevin C. Kern (6)	65,091	*
Thomas Eagleson (7)	120,711	1.4
Kenneth Roessler (8)	115,454	1.3
Jeffrey O’Connell (9)	66,820	*
Thomas A. Donahoe (10)	90,000	1.0
Alexander P. Dyer (11)	203,047	2.3
John E. Jones (12)	110,000	1.2
John W. Puth (13)	150,970	1.7
John T. Stirrup (14)	368,319	4.1
BCO Holding (15)	2,513,168	27.3
Dimensional Fund Advisors, Inc. (16)	701,650	8.0
Putnam Investments, LLC. (17)	725,752	8.3
All Directors and Executive Officers as a Group (11 persons)	4,154,797	40.2

*Less than one percent.
(1)
The number of shares includes shares of BWAY common stock subject to options held by the indicated person, whether or not currently vested, since all options will become vested upon completion of the Merger.

(2)
Shares subject to options are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3)	The shares of BWAY common stock beneficially owned by Mr. Ergas include 476,700 sharessubject to options and 28,077 shares held under BWAY’s 401(k) plan.

(4)
The shares of BWAY common stock beneficially owned by Mr. Hayford include 1,821,273 shares owned directly by his wife, Mary Lou Hayford, and 92,918 shares owned directly by Mr. Hayford. In addition, the shares of BWAY common stock beneficially owned by Mr. Hayford include 335,417 shares subject to options. Mr. Hayford disclaims beneficial ownership of the shares owned directly by his wife.

(5)
The shares of BWAY common stock beneficially owned by Mrs. Hayford do not include 92,918 shares owned directly by her husband, Warren Hayford, and do not include 335,417 shares subject to options owned directly by her husband.

(6)	The shares of BWAY common stock beneficially owned by Mr. Kern include 41,033 shares subject to options and 18,406 shares held under BWAY’s 401(k) plan.

(7)	The shares of BWAY common stock beneficially owned by Mr. Eagleson include 120,000 shares subject to options and 711 shares held under BWAY’s 401(k) plan.

(8)	The shares of BWAY common stock beneficially owned by Mr. Roessler include 95,000 shares subject to options and 10,454 shares held under BWAY’s 401(k) plan.

(9)	The shares of BWAY common stock beneficially owned by Mr. O’Connell include 29,700 shares subject to options and 10,307 shares held under BWAY’s 401(k) plan.

(10)	The shares of BWAY common stock beneficially owned by Mr. Donahoe include 82,500 shares subject to options.

(11)	The shares of BWAY common stock beneficially owned by Mr. Dyer include 4,800 shares owned directly by his wife and 86,700 shares subject to options.

(12)
The shares of BWAY common stock beneficially owned by Mr. Jones include 7,000 shares owned by his wife as trustee of a trust for the benefit of Mr. Jones’ wife and children. In addition, the shares of BWAY common stock beneficially owned by Mr. Jones include 82,500 shares subject to options. Mr. Jones disclaims beneficial ownership of the shares owned by his wife as trustee of this trust.

(13)	The shares of BWAY common stock beneficially owned by Mr. Puth include 86,700 shares subject to options.

(14)	The shares of BWAY common stock beneficially owned by Mr. Stirrup include 135,417 shares subject to options.

(15)
On October 10, 2002, BCO Holding filed a Schedule 13D reporting that it may be deemed to have acquired beneficial ownership of 2,513,168 shares of BWAY common stock pursuant to the separate voting agreements BCO Holding entered into with each of Mr. Ergas, Mr. Hayford and Mrs. Hayford, which are described under the heading “Proposed Change in Control – Voting Agreements” below. In its Schedule 13D, BCO Holding expressly disclaims any beneficial ownership of the shares of BWAY common stock covered by the voting agreements.

(16)
Based solely upon a Schedule 13G, dated February 12, 2002, filed by Dimensional Fund Advisors Inc. (“Dimensional”), Dimensional has sole voting and sole dispositive power with respect to 701,650 shares of BWAY common stock. Dimensional expressly disclaims that it is the beneficial owner of such securities. Dimensional’s address is 1299 Ocean Avenue, 11/th/ Floor, Santa Monica, California 90401.

(17)
Based solely upon a Schedule 13G, dated February 13, 2002, filed jointly by each of Putnam Investments, LLC. (“Putnam Investments”), Putnam Investment Management, LLC. (“Putnam Management”) and Putnam Advisory Company, LLC. (“Putnam Advisory”), the shares of BWAY common stock shown as beneficially owned by Putnam Investments are owned by two wholly-owned subsidiaries of Putnam Investments, Putnam Management (which owns 169,900 shares) and Putnam Advisory (which owns 555,852). For purposes of the reporting requirements of the Exchange Act, Putnam Investments may be deemed to be a beneficial owner of such securities; however, Putnam Investments expressly disclaims that it is the beneficial owner of such securities. Putnam Investments’ address is One Post Office Square, Boston, Massachusetts 02109.

Proposed Change in Control

Agreement and Plan of Merger. We entered into an agreement and plan of merger dated September 30, 2002 as described in Item 1. “Business – Agreement and Plan of Merger.”

Voting Agreements. Each of Jean-Pierre Ergas, Warren Hayford and Mary Lou Hayford has entered into a separate voting agreement with BCO Holding under which he or she has agreed to vote (or cause to be voted) all of their shares of BWAY common stock (constituting in the aggregate approximately 23.4% of the outstanding shares of BWAY common stock as of November 30, 2002) at any annual, special or other meeting of BWAY stockholders:

(1)	in favor of the approval of the Merger Agreement, the Merger and the other transactions contemplated thereby and any actions required in furtherance thereof;

(2)
against any action or agreement that would result in a breach in any material respect of any covenant, representation or warranty or any other obligation of BWAY under the voting agreement, the Merger Agreement or any other agreement contemplated by the voting agreement or the Merger Agreement;

(3)	against:

a)
any offer or proposal regarding a merger, consolidation, share exchange, recapitalization, reclassification, liquidation or other business combination involving BWAY or any subsidiary of BWAY whose consolidated revenues, net income or assets constitute 10% or more of the revenues, net income or assets of BWAY and its subsidiaries, taken as a whole,

b)
the acquisition or purchase of 30% or more of any class of equity securities of BWAY or any subsidiary of BWAY whose consolidated revenues, net income or assets constitute 10% or more of the revenues, net income or assets of BWAY and its subsidiaries, taken as a whole,

c)
any tender offer (including self-tenders) or exchange offer or stock purchase (including any repurchase by BWAY) that if completed would result in any person beneficially owning 30% or more of any class of equity securities of BWAY or any subsidiary of BWAY whose consolidated revenues, net income or assets constitute 10% or more of the revenues, net income or assets of BWAY and its subsidiaries, taken as a whole, or a substantial portion of the assets of, BWAY or any of its subsidiaries taken as a whole, other than the transactions contemplated by the Merger Agreement, or

d)	any other proposal for action or agreement that is intended, or could reasonably be expected, to materially impede, interfere with, delay, postpone or adversely affect the completion of the Merger;

(4)	against any change in the composition of the BWAY board of directors, other than as contemplated by the Merger Agreement; and

(5)	against any amendment to the certificate of incorporation or by-laws of BWAY, other than as contemplated by the Merger Agreement.

Under his or her voting agreement, Mr. Ergas, Mr. Hayford and Mrs. Hayford have each agreed to irrevocably appoint BCO Holding and each of its executive officers, from and after September 30, 2002 until the earlier to occur of the effective time of the Merger and the termination of their voting agreement, as his or her attorney, agent and proxy, with full power of substitution, to vote and otherwise act with respect to all of his or her shares of BWAY common stock on the matters and in the manner described above.

Each of Mr. Ergas’, Mr. Hayford’s and Mrs. Hayford’s voting agreement will terminate on the earliest to occur of (1) the termination of the Merger Agreement in accordance with its terms, (2) an agreement of BCO Holding and either Mr. Ergas, Mr. Hayford or Mrs. Hayford, respectively, to terminate their voting agreement, (3) a determination of the BWAY board of directors to not make or to withdraw, modify or change its recommendation of the approval of the Merger Agreement and the Merger and (4) the completion of the Merger.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of September 29, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,930,364	$8.90	494,636
Equity compensation plans not approved by security holders	—	—	—

Total	1,930,364	$8.90	494,636

(1) Consists of the BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan, which was approved by security holders at our 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The Company is party to a lease agreement with Division Street Partners (“DSP”), a limited partnership, pursuant to which the Company leases a manufacturing facility. James W. Milton, George Milton, Patrick Milton and Michael Milton each hold (i) a 12.5% limited partnership interest in DSP and (ii) a 12.5% interest in the general partner of DSP. The Company is obligated to pay annual rent in the amount of $676,695 through the term of the lease, which ends in September 2004. The Company has the option to extend the term of the lease for one additional five-year period. Each of George Milton, Patrick Milton and Michael Milton is a brother of James W. Milton, who was a director of the Company until his retirement from the Board in February 2002.

The Company is party to another lease agreement pursuant to which the Company leases a warehouse from Fairmont Realty LLC (“Fairmont”), which is owned by Bill Milton, Patrick Milton, George Milton, Michael Milton and Carolyn Milton Walker. The Company is obligated to pay annual rent to Fairmont in the amount of $238,568. Each of Patrick Milton, George Milton and Michael Milton is a brother of, and each of Bill Milton and Carolyn Milton Walker is a cousin of, James W. Milton, who was a director of the Company until his retirement in February 2002.

As of September 30, 2002, BCO Holding beneficially owns more than five percent of our voting common stock pursuant to voting agreements as described in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Change in Control – Voting Agreements.” BCO Holding is beneficially owned by Kelso. The Merger Agreement described in Item 1. “Business – Agreement and Plan of Merger” provides that at the closing of the Merger, we will enter into one or more agreements that require us to (1) pay to Kelso a one-time fee of approximately $5.0 million; (2) pay to Kelso annual financial advisory fees not to exceed approximately $0.5 million annually; (3) reimburse Kelso and certain of its related parties for their expenses incurred in connection with the Transactions, including with respect to the financing of the Merger, and in connection with any services to be provided by Kelso or any such related parties to us on a going-forward basis; and (4) indemnify Kelso and certain of its related persons with respect to the Transactions, including the financing of the Merger, and any services to be provided by Kelso or any such related person to us on a going-forward basis.

Item 14. Controls and Procedures

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with the company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1
through	F-20.
(2)	The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
(3)	The exhibits listed in the Index to Exhibits.

(b) Reports on Form 8 – K.

On September 9, 2002, we filed on Form 8-K a Separation and Release Agreement between BWAY Corporation and James W. Milton dated November 2, 2001. Previously, we had requested confidential treatment for the agreement but filed the agreement in the fourth quarter of fiscal 2002 concurrent with the withdrawal of the request.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and our actual results to differ materially from those expected by us or expressed in our forward-looking statements. These factors include without limitation, expected sales not materializing; labor unrest; changes in market price or market demand; changes in raw material costs or availability; loss of business from customers; unanticipated expenses; delays in implementing cost reduction initiatives; changes in financial markets; customers switching to alternative packaging materials; potential equipment malfunctions; our ability to complete the Merger; and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. We take no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future operating results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYWAY CORPORATION (Registrant)

By	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas Chairman of the Board and Chief Executive Officer

Date	December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 30, 2002.

Signatures	Title
/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Warren J. Hayford Warren J. Hayford	Non-Executive Vice Chairman of the Board and Director

/s/ Kevin C. Kern Kevin C. Kern	Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)

/s/ Thomas A. Donahoe Thomas A. Donahoe	Director

/s/ Alexander P. Dyer Alexander P. Dyer	Director

/s/ John E. Jones John E. Jones	Director

/s/ John W. Puth John W. Puth	Director

/s/ John T. Stirrup John T. Stirrup	Director

CERTIFICATIONS

Principal Executive Officer Certification

I, Jean-Pierre M. Ergas, certify that:

1.    I have reviewed this annual report on Form 10-K of BWAY Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chief Executive Officer and Chairman of the Board

Principal Financial Officer Certification

I, Kevin C. Kern, certify that:

1.    I have reviewed this annual report on Form 10-K of BWAY Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ Kevin C. Kern
Kevin C. Kern
Chief Financial Officer and Vice-President, Administration

2

Independent Auditors’ Report

To the Board of Directors
BWAY Corporation

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the “Company”) as of September 29, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2002 and September 30, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, on September 30, 2002 the Company has entered into an Agreement and Plan of Merger.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 1, 2002

CONSOLIDATED BALANCE SHEETS
BWAY Corporation and Subsidiaries

	September 29 2002	September 30 2001
	($ in thousands)

Assets

Current assets
Cash and equivalents	$19,490	$285
Accounts receivable, net of allowance for doubtful accounts of $1,769 and $750	51,005	45,052
Inventories, net	44,394	44,989
Current income taxes receivable	—	1,355
Deferred tax asset	5,388	11,880
Assets held for sale	1,023	1,231
Other	2,062	1,616

Total current assets	123,362	106,408

Property, plant and equipment, net	106,820	113,365

Other assets
Goodwill, net of accumulated amortization of $16,553 and $14,291	67,968	70,230
Intangibles, net	4,191	4,618
Deferred financing fees, net of accumulated amortization of $3,002 and $2,025	3,345	4,322
Other	1,000	1,952

Total other assets	76,504	81,122

Total Assets	$306,686	$300,895

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$66,333	$68,881
Accrued salaries and wages	9,885	7,935
Accrued interest	4,797	4,844
Accrued rebates	6,208	5,129
Other	15,672	11,250

Total current liabilities	102,895	98,039

Long-term debt	100,000	112,808

Long-term liabilities
Deferred income taxes	18,865	18,388
Other	12,278	11,225

Total long-term liabilities	31,143	29,613

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 9,851,002	99	99
Additional paid-in capital	36,627	36,760
Retained earnings	48,669	36,413

	85,395	73,272

Less: Treasury stock, at cost, shares held 1,142,376 and 1,149,196	(12,747)	(12,837)

Total stockholders’ equity	72,648	60,435

Total Liabilities and Stockholders’ Equity	$306,686	$300,895

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BWAY Corporation and Subsidiaries

	Years Ended
	September 29 2002	September 30 2001	October 1 2000
	($ in thousands, except per share data)

Net sales	$527,601	$475,039	$479,775

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	456,788	425,084	422,834
Depreciation and amortization	19,582	20,713	22,412
Selling and administrative expense	14,179	15,610	17,057
Merger-related transaction costs (Note 17)	1,478	—	—
Restructuring and impairment charge	1,250	21,500	5,900
Interest expense, net	13,109	15,325	16,657
Gain on curtailment of postretirement benefits	—	—	(1,171)
Other, net	(597)	(970)	(662)

Total costs, expenses and other	505,789	497,262	483,027

Income (loss) before income taxes and extraordinary loss	21,812	(22,223)	(3,252)

Provision for (benefit from) income taxes	9,556	(6,042)	(334)

Income (loss) before extraordinary loss	12,256	(16,181)	(2,918)

Extraordinary loss resulting from the extinguishment of debt, net of related tax benefit of $115	—	(307)	—

Net income (loss)	$12,256	$(16,488)	$(2,918)

Income (loss) per common share

Basic income (loss) per common share
Income (loss) before extraordinary loss	$1.41	$(1.80)	$(0.31)
Extraordinary item	—	(0.04)	—

Net income (loss) per common share	$1.41	$(1.84)	$(0.31)

Diluted income (loss) per common share
Income (loss) before extraordinary loss	$1.33	$(1.80)	$(0.31)
Extraordinary item	—	(0.04)	—

Net income (loss) per common share	$1.33	$(1.84)	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
BWAY Corporation and Subsidiaries
	Years Ended
	September 29 2002	September 30 ]2001	October 1 2000
	($ in thousands)
Common stock and additional paid-in capital
Balance, beginning of year	$36,859	$36,859	$37,301
Issuance of treasury stock for stock options exercised	(165)	—	—
Tax benefit of stock options exercised	32	—	—
Issuance of treasury stock for employee profit sharing plan	—	—	(442)

Balance, end of year	$36,726	$36,859	$36,859

Retained earnings
Balance, beginning of year	$36,413	$52,901	$55,819
Net income (loss)	12,256	(16,488)	(2,918)

Balance, end of year	$48,669	$36,413	$52,901

Treasury stock, at cost
Balance, beginning of year	$(12,837)	$(10,799)	$(11,067)
Issuance of treasury stock for stock options exercised	479	—	—
Purchase of treasury stock, net	(389)	(2,038)	(471)
Issuance of treasury stock for employee profit sharing plan	—	—	739

Balance, end of year	$(12,747)	$(12,837)	$(10,799)

Total stockholders’ equity	$72,648	$60,435	$78,961

Common Stock share data
Shares issued	9,851	9,851	9,851

Treasury stock
Balance, beginning of year	(1,149)	(584)	(542)
Issuance of treasury stock for stock options exercised	43	—	—
Purchase of treasury stock, net	(36)	(565)	(81)
Issuance of treasury stock for employee profit sharing plan	—	—	39

Balance, end of year	(1,142)	(1,149)	(584)

Common stock shares issued and outstanding	8,709	8,702	9,267

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Corporation and Subsidiaries

	Years Ended
	September 29 2002	September 30 2001	October 1 2000
	($ in thousands)
Cash Flows from Operating Activities
Net income (loss)	$12,256	$(16,488)	$(2,918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,743	17,538	18,540
Amortization of goodwill and other intangibles	2,839	3,175	3,872
Amortization of deferred financing costs	977	992	851
Gain on curtailment of post-retirement benefits	—	—	(1,171)
Extraordinary loss related to debt extinguishment, net of related tax benefit of $115	—	307	—
Provision for doubtful accounts	1,019	944	2
Restructuring and impairment charge	1,250	21,500	5,900
Gain on disposition of property, plant and equipment	(203)	(1,013)	(429)
Gain on the sale of equity securities	(418)	—	—
Deferred income taxes	6,969	(6,548)	1
Changes in assets and liabilities:
Accounts receivable	(6,972)	(1,612)	8,783
Inventories	595	328	3,509
Other assets	356	1,401	2,674
Accounts payable	2,029	3,170	(2,602)
Accrued and other liabilities	4,336	(3,386)	(12,264)
Income taxes, net	4,287	1,808	549

Net cash provided by operating activities	46,063	22,116	25,297

Cash Flows from Investing Activities
Capital expenditures	(10,586)	(9,421)	(10,907)
Proceeds from the disposition of property, plant and equipment	640	5,381	2,432
Proceeds from the sale of equity securities	418	—	—

Net cash used in investing activities	(9,528)	(4,040)	(8,475)

Cash Flows from Financing Activities
Net borrowings (repayments) under bank revolving credit agreement	(12,808)	36,608	(20,300)
Extinguishment of long-term debt	—	(50,000)	—
Principal payments under capital leases	(37)	—	—
Increase (decrease) in unpresented bank drafts	(4,410)	(775)	4,527
Purchase of treasury stock, net	(389)	(2,038)	(471)
Issuance of treasury stock for stock options exercised	314	—	—
Financing costs incurred	—	(2,547)	(313)

Net cash used in financing activities	(17,330)	(18,752)	(16,557)

Net increase (decrease) in cash equivalents	19,205	(676)	265
Cash and equivalents, beginning of year	285	961	696

Cash and equivalents, end of year	$19,490	$285	$961

Continued on next page . . .

CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Corporation and Subsidiaries

. . . continued from prior page

	Years Ended
	September 29 2002	September 30 2001	October 1 2000
	($ in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) during the period for:
Interest	$11,720	$14,345	$16,206

Income taxes	$(1,700)	$(1,303)	$(885)

Non-Cash Investing and Financing Activities
Amounts owed for capital expenditures	$319	$469	$980

Capital lease additions	$328	$—	$—

Treasury stock issued for employee savings plan	$—	$—	$297

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BWAY Corporation and Subsidiaries

1.	Business and Summary of Significant Accounting Policies

Business Operations

BWAY Corporation (“BWAY”) is a holding company whose significant subsidiary, BWAY Manufacturing, Inc. (“BWAY Manufacturing”) (collectively the “Company”) manufactures and distributes metal containers and provides material center services primarily in the United States and Canada. In the fourth quarter of fiscal 2001, the Company merged its Milton Can Company, Inc. subsidiary into BWAY Manufacturing. The Company sells and markets its products under the BWAY Corporation name. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information.

Subsequent Event

On September 30, 2002, the Company entered into an Agreement and Plan of Merger with BCO Holding Company, an affiliate of Kelso & Company, L.P., and BCO Acquisition, Inc. pursuant to which all outstanding shares of the Company’s common stock, with certain exceptions, will be acquired for $20.00 per share in cash. See Note 17 for further information.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week fiscal period ending on the Sunday nearest to September 30. Each of the three years in the period ended September 29, 2002 is a 52-week fiscal period.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Trade Accounts and Notes Receivable

Trade accounts and notes receivables are recorded net of allowances for collectibility. Management estimates these allowances based on customer relationships, the aging and turns of accounts receivable and customer credit worthiness, concentrations and payment history.

Inventories

Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization.

Property, Plant and Equipment

The Company’s property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: land improvements, buildings and improvements, 10 to 30 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 7 years; computer information systems, 1 to 7 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term.

Equipment under capital leases is amortized using the straight-line method over the lesser of the estimated useful lives or the terms of the leases. The Company periodically assesses the appropriateness of and makes revisions to the remaining estimated useful lives of property, plant and equipment.

The Company capitalizes expenditures for major renewals and replacements and charges against income expenditures for maintenance and repairs. When the Company retires or otherwise disposes of property, plant and equipment, the asset balances are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

        Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the related asset and is amortized over the asset’s estimated useful life. In fiscal 2002, 2001 and 2000, approximately $190 thousand, $30 thousand and $350 thousand of interest cost was capitalized, respectively.

Computer Information Systems

Costs directly associated with the initial purchase, development, and implementation of computer information systems are capitalized and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally five to seven years. Ongoing maintenance costs for computer information systems are expensed as incurred or, in the case of prepaid agreements, amortized to expense over the applicable term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

Intangible Assets

Intangible assets consist of identifiable intangibles (trademarks, customer lists, and covenants not-to-compete) and goodwill. Identifiable intangibles are amortized over the term of the agreement (5 to 7 years) or estimated useful life (2 to 17 years). Goodwill is amortized on a straight-line basis over the estimated useful life (20 to 40 years). See discussion of SFAS 142, Goodwill and Other Intangible Assets, under “Recent Accounting Pronouncements” below.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related financing agreement using the straight-line method, which approximates the effective yield method.

Revenue Recognition

The Company recognizes revenue when product is shipped and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

Accrued Rebates

The Company enters into contractual agreements with its customers for rebates on certain products. The Company accrues a provision for these rebates and takes a charge against net sales in the same period as the associated revenue is recognized.

Comprehensive Income

The Company follows the disclosure requirements of SFAS 130, Reporting Comprehensive Income. SFAS 130 requires the disclosure of total non-shareholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The components of other comprehensive income applicable to the Company are translation gains and losses on foreign currency and certain transactions associated with derivative instruments. (See discussion of “Derivative Financial Instruments” below). There were no material translation gains and losses on foreign currency or derivative instrument transactions during the fiscal years 2002, 2001 and 2000. As a result, there were no components of other comprehensive income applicable to the Company during those periods.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews for impairment, on a quarterly basis, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future discounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet. In fiscal 2001, the Company recorded an intangible asset impairment charge related to tradenames and goodwill. (See Other Intangible Assets and Restructuring and Impairment Charge, Notes 4 and 12, respectively).

Disclosures about Fair Value of Financial Instruments

A summary of the fair value of the Company’s financial instruments and the methods and significant assumptions used to estimate those values is as follows:

Short-Term Financial Instruments –The fair value of short-term financial instruments, including cash and equivalents, trade accounts receivable and payable, certain accrued liabilities, and current maturities of long-term debt approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

Long-Term Debt –At year-end, the Company did not have any outstanding borrowings under its Credit Facility (see Note 6). The Credit Facility borrowings are at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

market rates and the book value of any outstanding borrowings would approximate fair value. The fair value of the Company’s publicly traded, fixed rate, senior subordinated notes payable is based on the quoted market price.

Derivative Financial Instruments

The Company follows the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company’s policy on derivatives currently prohibits the use of derivatives for trading or hedging purposes. Additionally, the Company reviews its contracts to determine if they contain embedded derivatives requiring separate reporting and disclosure under SFAS 133, as amended. On October 2, 2000, the Company adopted SFAS 133, as amended, which did not have an impact on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). Accordingly, the Company is not required to record compensation expense when the exercise price of stock options granted to employees or directors is equal to or greater than the fair market value of the stock when the option is granted. Compensation expense for employees’ and directors’ stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price amount an employee or director must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, Accounting for Stock-Based Compensation, which allows the Company to continue to follow the guidance of APB 25, but requires pro-forma disclosures of net income and earnings as if the Company had adopted the SFAS 123.

Earnings (Loss) Per Share

Basic earnings (loss) per share are determined by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period.

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

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Other intangibles will be amortized over their useful lives.

SFAS 142 became effective for the Company at the beginning of fiscal 2003 (the implementation date). SFAS 142 requires a transitional impairment test as of the implementation date, which involves (1) identifying reporting units, (2) determining carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determining fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

The Company has begun the initial assessment of the Statement and does not expect a material impact on the Company’s financial position and results of operations related to goodwill and intangible assets.

At September 29, 2002, the carrying value of goodwill was $68.0 million and annual amortization expense associated with goodwill was approximately $2.3 million.

The Company must finalize the transitional impairment test before March 30, 2003. Following the transitional impairment test, the Company’s goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment were indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement is effective for the Company for fiscal 2003. The Company believes the adoption of this Statement will not have an impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement is effective for the Company for fiscal 2003. The Company believes the adoption of this Statement will not have an impact on its financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 46. The changes in SFAS 145 related to debt extinguishment become effective for the Company in fiscal 2003 and the other changes were effective for all financial statements issued on or after May 15, 2002.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized as liabilities as incurred in periods following a commitment to an exit or disposal plan.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

2.	Inventories

Inventories consist of the following:

	2002	2001
	($ in thousands)
Inventories at FIFO cost
Raw materials	$4,451	$4,911
Work-in-progress	30,606	30,389
Finished goods	10,047	9,689

	45,104	44,989
LIFO reserve	(710)	365
Market reserve	—	(365)

Inventories, net	$44,394	$44,989

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2002	2001
	($ in thousands)
Land	$1,684	$1,684
Buildings and improvements	13,016	12,693
Machinery and equipment	143,584	134,714
Furniture, fixtures and computer information systems	25,201	25,029
Construction-in-progress	8,504	7,908

	191,989	182,028
Less accumulated depreciation	(85,169)	(68,663)

Property, plan and equipment, net	$106,820	$113,365

For fiscal years 2002, 2001 and 2000, depreciation expense was $16.7 million, $17.5 million and $18.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

4.	Goodwill and Other Intangible Assets

Intangible assets consist of the following:

	2002	2091
	($ in thousands)
Customer lists	$7,743	$7,743
Non-compete agreements	150	—

	7,893	7,743
Less accumulated amortization	(3,702)	(3,125)

Intangibles, net	$4,191	$4,618

For fiscal years 2002, 2001 and 2000, amortization expense related to goodwill and other intangible assets was $2.8 million, $3.2 million and $3.9 million, respectively.

In fiscal 2001, the Company recorded an impairment charge of approximately $0.5 million related to goodwill and $3.7 million for other intangible assets (see Note 12 for a discussion of the impairment charge).

5.	Accounts Payable and Accrued Salaries and Wages

Included in accounts payable and accrued salaries and wages at September 29, 2002 and September 30, 2001 are bank drafts issued and outstanding for which no rights of offset exist to cash and equivalents, as follows:

	2002	2001
	($ in thousands)
Bank drafts issued and outstanding that have not been presented for payment, included in:
Accounts payable	$19,771	$23,860
Accrued salaries and wages	1,171	1,492

Bank drafts issued and outstanding	$20,942	$25,352

6.	Long-Term Debt

Long-term debt consists of the following:

	2002	2001
	($ in thousands)
Senior subordinated notes, due 2007	$100,000	$100,000
Credit facility	—	12,808

Long-term debt	$100,000	$112,808

Senior Subordinated Notes

The Company has $100 million 10 1/4% Senior Subordinated Notes due 2007 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are general unsecured senior subordinated obligations of the Company and are effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness.

        The Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2002 at the prices specified in the Notes (105.125% on April 15, 2002 declining annually to 100% on April 15, 2005). Upon the occurrence of a Change in Control, as defined in the indenture, the Company would be required to make an offer to repurchase the Notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. The merger contemplated (see Note 17) would constitute a Change in Control requiring the Company to tender an offer to repurchase the Notes prior to or concurrent with the consummation of the merger. The Company intends to pursue an issuance of new unsecured senior subordinated notes, the proceeds of which will be used to repurchase the Notes in accordance with the terms of the indenture.

The indenture contains certain restrictive covenants, including limitations on asset sales, additional indebtedness and mergers. The merger, if consummated, will constitute an event of default under the indenture. A condition to the closing of the merger requires the Company to obtain consents from the holders of at least 51% of the Notes agreeing to amendments to the indenture to permit the completion of the merger without a breach of the indenture. Under the Notes’ covenants, the Company is restricted in its ability to pay shareholder dividends and other restricted payments in an amount greater than $21.0 million at September 29, 2002.

BWAY is a holding company with no independent operations, although it incurs expenses on behalf of its operating subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. All of the Company’s direct and indirect subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. The subsidiary guarantors are wholly owned by BWAY and constitute all of the direct and indirect subsidiaries of BWAY.

The fair value of the Notes at September 29, 2002 and September 30, 2001 was approximately $104.2 million and $97.5 million, respectively.

Credit Facility

On May 22, 2001, the Company entered into a new credit agreement with Bankers Trust Company (an affiliate of Deutsche Bank) as agent (“Credit Facility”). The Credit Facility is a $90 million secured, four-year agreement. Available borrowings under the Credit Facility are limited to a borrowing base that consists of $25 million related to fixed assets (“Fixed Asset Sub-limit”) and percentages of eligible accounts receivable and inventories. The common stock of the Company’s significant subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

and substantially all of the Company’s assets secure the Credit Facility. The Credit Facility contains certain restrictive covenants, including covenants that prohibit the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. Interest rates under the Credit Facility are either prime (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or at LIBOR plus an applicable rate margin at the option of the Company. Initial borrowings under the Credit Facility were used to repay all obligations and terminate the Company’s then existing Credit Agreement. The Credit Facility expires May 22, 2005.

Associated with the Company’s new Credit Facility, a $0.4 million charge to write-off unamortized deferred financing costs associated with the previous credit agreement is reflected in the statement of operations as an extraordinary item net of its related tax benefit of $0.1 million. Additionally, the Company deferred approximately $2.3 million in financing costs related to the underwriting of the Credit Facility, which are being amortized to interest expense over the Credit Facility’s four-year term. At September 29, 2002 and September 30, 2001, approximately $1.5 million and $2.1 million, respectively, of the fees remained to be amortized.

At September 29, 2002, the Company had an available borrowing limit of $75.3 million under its $90 million Credit Facility and did not have any outstanding borrowings. At September 29, 2002, rate margins were 1.000% (prime) and 2.750% (LIBOR) and actual borrowing rates were 5.75% (prime) and 4.54% (LIBOR).

The Credit Facility prime rate margin is fixed at 1% for the term of the agreement. The LIBOR rate margin is set annually and is based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization for the fiscal year ended. The LIBOR rate margin was 2.000% effective September 30, 2002.

The fair value of Credit Facility outstanding debt at September 30, 2001 was approximately $12.8 million. There were no outstanding borrowings under the Credit Facility at September 29, 2002.

The merger under the Merger Agreement (as defined and discussed in Note 17), if consummated, will constitute a Change of Control and an event of default (as defined in the Credit Facility) whereby all outstanding obligations could become immediately due and payable and the $90 million facility immediately terminated. However, pursuant to the Merger Agreement, Deutsche Bank has committed (subject to certain conditions) to amend the Company’s Credit Facility or provide for a new senior credit facility to accommodate the merger and other related transactions.

Credit Agreement

The Company terminated its previous credit agreement on May 22, 2001 using proceeds from the $90 million dollar Credit Facility. The terminated agreement was to expire June 17, 2002. Outstanding borrowings at the termination date were $50 million and approximately $0.4 million of deferred financing costs were charged off and recognized as an extraordinary loss.

7.	Stockholders’ Equity

Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before the extraordinary item:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	(in thousands, except per share amounts)
Calculation of Basic Earnings (Loss) per Share
Net income (loss) before extraordinary item	$12,256	$(16,181)	$(2,918)

Weighted-average number of common shares outstanding	8,697	8,979	9,278

Basic earnings (loss) per share	$1.41	$(1.80)	$(0.31)

Calculation of Diluted Earnings (Loss) per Share
Net income (loss) before extraordinary item	$12,256	$(16,181)	$(2,918)

Weighted-average number of common shares outstanding	8,697	8,979	9,278
Effect of dilutive stock options	528	—	—

Weighted-average number of common shares outstanding assuming dilution	9,225	8,979	9,278

Diluted earnings (loss) per share	$1.33	$(1.80)	$(0.31)

Approximately 12,000 and 20,000 common stock equivalents were excluded from the fiscal 2001 and 2000, respectively, diluted loss per common share calculation because the effect was anti-dilutive.

Stock Option Plans

In February 2000, the Company adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Incentive Plan”), which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,825,000 to 2,425,000. Options granted thereunder generally become exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Incentive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

Plan will terminate on May 31, 2005 unless terminated earlier by the Board of Directors. Termination of the Incentive Plan will not affect grants made prior to termination. The Incentive Plan authorizes grants of stock options to participants from time to time as determined by the Board’s Management Resources, Nominating and Compensation Committee. Options granted under the Incentive Plan may be incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options, or a combination thereof. In the event of a change in control (as defined in the Incentive Plan), which includes the merger, all outstanding options become immediately vested and exercisable.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
Calculation of Basic Earnings (Loss) per Share
Expected dividends	0.0%	0.0%	0.0%

Expected volatility	53.6%	55.3%	51.8%

Risk-free interest rate	5.33%	5.8%	6.0%

Expected lives (years)	4.7	4.7	6.9

A summary of the status of the Company’s stock option plans as of September 29, 2002 and changes during fiscal 2002, 2001 and 2000 are presented below:

	September 29, 2002		September 30, 2001		October 1, 2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	807,898	$5.40	1,770,775	$12.42	1,598,002	$14.07
Options exercised	(42,920)	7.32	—	—	—	—
Options granted	1,212,122	11.08	589,000	4.75	334,041	6.16
Options canceled	(46,736)	6.33	(1,551,877)	13.16	(161,288)	15.86

Outstanding, end of the year	1,930,364	8.90	807,898	5.40	1,770,775	12.42

Exercisable, end of year	957,280	9.17	127,818	7.11	1,068,490	13.34

Weighted average grant date fair value of options granted during the year		$5.63		$2.67		$4.04

The following table summarizes information about stock options outstanding:

	Exercise Price Range
	$4.438-$5.438	$6.000-$6.875	$10.45-$26.50	Total
Number of options outstanding	415,166	323,269	1,191,929	1,930,364
Weighted average exercise price	4.45	6.30	11.16	8.90
Weighted average remaining contractual life	8.0 years	7.6 years	9.0 years	8.5 years
Number of shares exercisable	134,176	208,708	614,396	957,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

The fair value of options granted during the years ended September 29, 2002, September 30, 2001 and October 1, 2000, was $6.8 million, $1.6 million and $1.3 million, respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company’s net income (loss) and earnings (loss) per share for each of the three years in the period ended September 29, 2002 would have been reduced (increased) to the pro forma amounts indicated below:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	(in thousands, except per share amounts)
Net income (loss)
As reported	$12,256	$(16,488)	$(2,918)
Pro forma	8,321	(18,212)	(5,811)
Basic earnings (loss) per share
As reported	$1.41	$(1.84)	$(0.31)
Pro forma	0.96	(2.03)	(0.63)
Diluted earnings (loss) per share
As reported	$1.33	$(1.84)	$(0.31)
Pro forma	0.90	(2.03)	(0.63)

Pursuant to the Merger Agreement (see Note 17), all granted options outstanding immediately prior to the closing of the merger (except for certain options held by certain directors and officers of the Company that are subject to exchange agreements) will be canceled in exchange for a single cash payment (net of applicable taxes) equal to the product of (1) the excess, if any, of $20.00 over the option exercise price per share and (2) the number of shares subject to the option. For options with an exercise price equal to or greater than $20.00, such options will be canceled without any cash payment being made.

Effective with the closing of the merger (see Note 17), BCO Holding Company will assume the Incentive Plan and the plan will continue in effect as the “Holding 1995 Long-Term Incentive Plan”. For options subject to exchange agreements, which were entered into in conjunction with the merger, such will be converted into options to purchase shares of BCO Holding Company common stock immediately prior to the merger.

Stock Option Replacement Program

On July 27, 2001, the Company canceled approximately 1.2 million outstanding options with an exercise price of $9.00 or more in connection with the Company’s Stock Option Replacement Program. On January 29, 2002, the Company reissued approximately 1.2 million options to acquire a number of shares equal to the number of shares subject to options that were canceled. The new options have an exercise price of $11.05 per share, which is equal to the closing price of the Company’s Common Stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable on January 29, 2002 and the remaining 50% will become exercisable on January 29, 2003. The reissued options expire January 29, 2012.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan dated as of June 9, 1995 between the Company and Harris Trust & Savings Bank as Rights Agent, amended through November 26, 1997 (the “Rights Plan”), under which a preferred share purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock after a person or group other than an Exempt Person (as defined in the Rights Plan), without the Company’s consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company’s common stock or ten business days after a person or group announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one fifteen-hundredth share of Junior Participating Series A Preferred Stock at an exercise price of $60 per share subject to adjustment to prevent dilution. The rights have no voting power and no current dilutive effect on earnings per common share. The rights expire on June 15, 2005 and are redeemable at the discretion of the Board of Directors at $.01 per share.

        If a person acquires 15% ownership, except in an offer approved by the Company under the Rights Plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, additional shares of common stock or common stock equivalents. In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, additional shares of common stock of the other party to the transaction.

The Company and its Board have taken all necessary actions to render the Rights Plan inapplicable to the transactions contemplated by the merger.

Treasury Stock

During fiscal 2002, 2001 and 2000, the Company purchased 36,100, 565,012 and 81,100 shares of treasury

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

stock for approximately $0.4 million, $2.0 million and $0.5 million, respectively. During fiscal 2002, the Company issued 42,920 shares from treasury for exercises of stock options.

The Company is restricted by the Credit Facility in the amount of treasury stock that may be purchased annually. Additionally, the Company is prohibited by the Merger Agreement (as defined and discussed in Note 17) from acquiring any further shares of its capital stock for treasury.

8.    Income Taxes

The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize the differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The components of the provision for income taxes are as follows:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	($ in thousands)
Current
Federal	$2,490	$(91)	$(303)
State	97	464	(32)
Deferred	6,969	(6,415)	1

Provision for income tax	$9,556	$(6,042)	$(334)

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	($ in thousands)
Income tax at federal statutory rate	$7,634	$(7,778)	$(1,190)
State income taxes, net of federal income tax benefit	763	(778)	(119)
Nondeductible intangible amortization	724	1,867	671
Nondeductible merger-related transaction costs	569	—	—
Other, net	(134)	647	304

Provision for income tax	$9,556	$(6,042)	$(334)

Effective tax rate as a percentage of pretax income (loss)	43.8%	(27.2)%	(12.4)%

The components of deferred tax assets and liabilities are as follows:

	2002	2001
	($ in thousands)
Deferred tax liabilities
Property, plant and equipment	$22,109	$22,732
Inventory	1,575	1,417
Intangible assets	2,506	1,899
Other	593	1,250

Total deferred tax liabilities	26,783	27,298

Deferred tax assets
Restructuring reserves	1,091	2,617
Employee benefits	6,364	5,840
Customer claims/ rebates	1,509	1,565
Net operating loss carryforward	—	6,621
Accounts receivable	681	289
Inventory	2,339	2,888
Other	1,322	970

Total deferred tax assets	13,306	20,790

Deferred tax liability, net	$13,477	$6,508

Current deferred tax asset, net	$(5,388)	$(11,880)
Noncurrent deferred tax liability, net	18,865	18,388

Deferred tax liability, net	$13,477	$6,508

As of September 29, 2002, the Company has fully utilized its net operating loss carryforwards and has recognized $0.5 million related to alternative minimum tax credit carryforwards. The credit carryforwards have no expiration date.

9.    Lease Commitments

The Company leases warehouses, office space, and vehicles under operating leases and leases equipment under operating and capitalized leases. Rent expense during each of the last three fiscal years was approximately $5.4 million (2002), $5.3 million (2001) and $6.2 million (2000).

On August 20, 1999, the Company sold and leased back its Cincinnati, Ohio manufacturing facility. The selling price was $10.4 million and, after deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million, which is being amortized over the life of the lease. The amortization of the deferred gain recorded in earnings was $0.1 million in each of fiscal 2002 and 2001. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two five-year renewal terms that run consecutively after the basic term. The lease is accounted for as an operating lease for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

At September 29, 2002, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
	($ in thousands)
Fiscal year
2003	$85	$5,023
2004	85	4,822
2005	85	3,539
2006	68	3,128
2007	18	2,590
Years subsequent to 2007	—	15,581

Total minimum lease payments	341	$34,683

Less imputed interest	(50)
Present value of minimum capitalized lease payments	291

Current portion	66

Long-term capitalized lease obligations	$225

10.	Profit Sharing and Pension Plans

The Company has qualified profit sharing and savings plans for specified employees. These plans are defined contribution plans that provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company’s net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $1.5 million (2002), $1.4 million (2001) and $1.5 million (2000).

Post-Retirement Benefit Plan

In fiscal 1998, the Company reached new collective bargaining agreements with unions representing approximately 34% of the hourly employees at the Cincinnati, Ohio facility. The provisions of the agreements substantially eliminated unvested post-retirement medical benefits provided by the Company resulting in the recording of a curtailment gain of approximately $1.2 million in fiscal 2000.

As of September 29, 2002, in accordance with the terms of the remaining two applicable collective bargaining agreements, the Company continues to offer post-retirement medical coverage to certain union employees who retire from employment at the Cincinnati facility. The following table reflects the change in benefit obligation and plan assets and the accrued benefit cost associated with these benefits:

	2002	2001
	($ in thousands)
Changes in benefit obligation
Benefit obligation, beginning of the year	$4,144	$4,096
Service cost	2	—
Interest cost	302	350
Actuarial (gain)/ loss	1,705	(102)
Benefits paid	(256)	(200)

Benefit obligation, end of the year	5,897	4,144

Change in plan assets
Employer contributions	256	200
Benefits paid	(256)	(200)

Fair value of plan assets, end of year	—	—

Funded status	(5,897)	(4,144)
Unrecognized net actuarial (gain)/ loss	776	(953)

Accrued benefit cost	$(5,121)	$(5,097)

Weighted-average assumptions as of year-end	6.75%	7.50%

For measurement purposes, a 12% and 9.0% annual rate of increase in the post 65 per capita cost of covered health care benefits and a 10.0% and 7.5% annual rate of increase in the pre 65 per capita cost of covered health care benefits were assumed for 2002 and 2001, respectively. In 2002, the rates were assumed to decrease by 0.5% per year to 5.5% and remain at that level thereafter. In 2001, the rates were assumed to decrease by 0.5% per year to 4.5% and remain at that level thereafter.

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	($ in thousands)
Components of net periodic benefit cost
Service cost on benefits earned	$2	$—	$8
Interest cost on accumulated postretirement benefit obligation	302	350	380
Amortization of actuarial gain	(24)	(22)	(10)

Net periodic benefit cost	280	328	378

Curtailment gain	—	—	(1,171)

Net effect charged to results from continuing operations	$280	$328	$(793)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

2002
($ in thousands)
1% increase in assumed health care cost trends

Effect on total service and interest cost components	$52

Effect on postretirement benefit obligation	752

1% decrease in assumed health care cost trends

Effect on total service and interest cost components	$(43)

Effect on postretirement benefit obligation	(627)

11.	Related Party Transactions

The Company leases a manufacturing facility and a warehouse under operating leases in Elizabeth, New Jersey from a partnership in which a former director and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

former member of the Company’s management is a partner. The leases run concurrently and initially expire on September 30, 2004 with an option to extend for a five-year term to September 30, 2009. The annual lease expense is $0.9 million for the initial term and $0.9 million adjusted for inflation at October 1, 2004 for the five-year extended term.

As discussed in Note 12, the Company discontinued operations at the Elizabeth facility in September 2001. The Company continues to use the Elizabeth warehouse and is actively marketing the manufacturing facility for sublease. As discussed below, in fiscal 2002 the Company has reserved an additional $1.2 million in the restructuring liability to cover on-going lease commitments. Lease costs associated with the vacant manufacturing facility are charged against the restructuring liability in future periods net of any sublease benefits. Any charges in excess of the restructuring reserve will be charged against earnings as they are incurred.

12.	Restructuring and Impairment Charge

Fiscal 2002 Restructuring and Impairment

In June 2002, the Company recorded an additional restructuring charge of $1.2 million related to on-going lease commitments at its closed Elizabeth, New Jersey manufacturing facility. The charge represented a change in estimated net future lease payments included in the original $21.5 million restructuring charge recorded in the third quarter of fiscal 2001. In June 2001, the Company anticipated subleasing the Elizabeth facility within 12 months; however, due to both the weakened general economy and the weakened real estate market, the Company revised its estimated facility closure costs to allow it additional time to locate a subtenant.

Fiscal 2001 Restructuring and Impairment

In June 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The $21.5 million charge included $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments related to the write off of $0.5 million in goodwill, $3.7 million in other intangibles and $12.0 million in redundant equipment at manufacturing facilities to be closed. The redundant equipment was taken out of service in June 2001. Facility closure costs consisting primarily of future lease obligations, related to the closing of the Company’s manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All 208 of the planned employee terminations were completed by September 30, 2001.

In the third fiscal quarter of 2001, as part of the Company’s restructuring plan, the Company sold the majority of the equipment, inventories and accounts receivable of its Platemasters facility, which provided pre-press services both to the Company and outside customers. The Platemasters assets were sold for $0.5 million, which approximated book value. In conjunction with the sale, the buyer and the Company executed an agreement whereby the buyer would be the exclusive supplier of certain pre-press services to the Company for a term of three years at market rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

Details of the restructuring liabilities included in other current liabilities are as follows:

	Severance Costs	Facility Closure Costs	Other	Total
	($ in millions)
Balance, Oct 3, 1999	$0.1	$0.3	$—	$0.4

New charges	1.1	1.1	0.7	2.9
Expenditures	(1.1)	(1.0)	(0.3)	(2.4)

Balance, Oct 1, 2000	0.1	0.4	0.4	0.9

New charges	0.5	4.7	0.1	5.3
Expenditures	(0.4)	(1.7)	(0.3)	(2.4)

Balance, Sept 30, 2001	0.2	3.4	0.2	3.8

New charges	—	1.2	—	1.2
Expenditures	(0.2)	(1.8)	(0.2)	(2.2)

Balance, Sept 29, 2002	$—	$2.8	$—	$2.8

13.	Assets Held for Sale

In connection with facility closures prior to fiscal 2001, $1.0 million of real property and $1.2 million of real property and machinery and equipment was held for sale at September 29, 2002 and September 30, 2001, respectively. This property includes $0.1 million of land (2002 and 2001), $0.9 million of buildings (2002 and 2001) and $0.2 million in equipment (2001) for sale at September 29, 2002 and September 30, 2001.

During the first quarter of fiscal 2002, the Company sold the $0.2 million in surplus equipment for approximately $0.5 million. The remaining $1.0 million in land and buildings relates to the closed Thompson manufacturing facility in Dallas, Texas. The Company is actively marketing the property for sale.

During the third quarter of fiscal 2001, the Company sold the Chicago, Illinois metal services land and building for $5.2 million resulting in a net gain of $0.9 million. During the fourth quarter of fiscal 2000, the Company sold the Alsip, Illinois facility for $2.3 million resulting in a net gain of $0.4 million.

14.	Contingencies

Environmental

The Company is subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. The Company believes that it is in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of its operations, the Company uses, stores and disposes of hazardous substances. Some of its current and former facilities are currently involved in environmental investigations and remediations resulting from releases of hazardous substances or the presence of other constituents. While the Company does not believe that any investigation or remediation obligations that it has identified will have a material adverse effect on its operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of its facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on its operating results or financial condition.

        In 1999, the Company entered into a consent order with Owens-Illinois, Inc. and the Georgia Department of Natural Resources to investigate and remediate contamination detected at its Homerville, Georgia facility. Pursuant to the terms of the consent order, the Company has been conducting removal activities related to certain contaminants released at the facility. Owens-Illinois has been addressing other contaminants released at the facility. The Company is also discussing with Owens-Illinois a possible allocation of costs related to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001.

In addition, a waste disposal area was uncovered at the Company's Cincinnati, Ohio facility. In early 2002, Ball Corporation, the prior owner of the facility, agreed to address the waste disposal area to the satisfaction of state and county authorities, pursuant to its indemnification obligations to the Company. While there are certain limitations on Ball's indemnification, the Company does not believe that it will incur material costs for this issue.

From time to time, the Company receives requests for information or is identified as potentially responsible parties pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by its current or former facilities or its predecessors in interest. The Company does not believe that any of these identified matters will have a material adverse effect on its operating results or financial condition.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.4 million for environmental investigation and remediation obligations as of September 29, 2002; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

Litigation

On October 2, 2002, a plaintiff purportedly representing a putative class of public stockholders filed a civil action against the Company, its board of directors and a former director and executive officer of the Company. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of due care and loyalty to the Company’s public shareholders and failed to exercise ordinary care and diligence in the exercise of their fiduciary duties by failing to announce an active auction, open bidding or other procedures to maximize shareholder value. The complaint seeks injunctive relief, monetary damages, costs and other relief. The Company believes the lawsuit is without merit and intends to defend against it vigorously.

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material effect on the Company’s financial condition or results of operations. At September 29, 2002, the Company has accrued approximately $0.3 million related to pending litigation matters.

Letters of Credit

At September 29, 2002, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $3.2 million in favor of the Company’s workers’ compensation insurer and purchasing card vendor.

Collective Bargaining Agreements

At September 29, 2002, approximately 32% of the Company’s hourly employees were subject to union collective bargaining agreements. Two of the collective bargaining agreements, representing approximately 57% of the Company’s union employees, will expire in fiscal 2003.

15.	Customers

The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company’s ten largest customers amounted to approximately 45% in fiscal 2002 and approximately 43% in fiscal 2001 and to approximately 33% in fiscal 2000 of the Company’s sales. There were no sales exceeding 10% of the Company’s sales to a particular customer in any of fiscal 2002, 2001 or 2000.

Although the Company’s exposure to credit risk associated with nonpayment is affected by conditions with the customers’ industries, the outstanding balances are substantially current and are materially within terms and limits established by the Company.

The Company sells its products and services primarily in North America. In fiscal 2002, 2001 and 2000, the Company’s sales to customers located outside the United States were less than five percent of total net sales.

The following is a summary of revenue for the Company’s products and services:

	Years Ended
	Sept 29 2002	Sept 30 2001	Oct 1 2000
	($ in thousands)
General line containers	$437,643	$397,174	$393,372
Material center services	73,366	63,360	73,749
Ammunition boxes	16,592	14,505	12,654

Total net sales	$527,601	$475,039	$479,775

16.	Sale of Equity Securities

During fiscal 2002, the Company received stock from the demutualization of an insurance company of which the Company was a policyholder. The Company accounted for the stock received at fair value. The Company sold the stock upon receipt and recognized a $0.4 million gain, which is included in other income.

17.	Subsequent Event

The Merger

On September 30, 2002, BWAY Corporation (the “Company” or “BWAY”), BCO Holding Company (“Holding”), an affiliate of Kelso & Company, L.P. (“Kelso”), and BCO Acquisition, Inc. (“BCO Acquisition”), a wholly-owned subsidiary of Holding, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which all outstanding shares of the Company’s common stock (with the exception of (1) some equity interests owned by certain directors, officers and their family members that will be exchanged for equity interests in Holding immediately prior to the merger and (2) shares held by stockholders that properly exercise their statutory appraisal rights) will be acquired for $20.00 per share in cash. The continuing investors include certain members of the Company’s board of directors and other members of the Company’s senior management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

The merger has been unanimously approved by the Company’s Board of Directors based on the unanimous recommendation of a special committee, which was comprised of independent members of the Board; however, the merger is subject to stockholder and regulatory approvals.

If the Company’s stockholders approve the merger and other conditions to the closing are satisfied or waived, BCO Acquisition will be merged with and into BWAY, with BWAY remaining as the surviving corporation. BWAY will be a wholly owned subsidiary of Holding, which will be owned by affiliates of Kelso and certain BWAY continuing investors. The Company’s common stock will no longer be listed on the New York Stock Exchange and registration of the common stock under the Exchange Act will be terminated. The intended completion date of the merger is on or before February 28, 2003.

Conditions to the Merger

The obligations of Holding and BCO Acquisition to complete the merger are subject to a variety of closing conditions, which include:

•	Availability of debt financing,

•	Expiration or termination of the waiting period under antitrust laws and the receipt of all other significant consents from governmental entities,

•
Tender of at least 51% of the Senior Subordinated Notes (see Note 6) pursuant to a tender offer and the receipt of consents from the holders of these Notes agreeing to amendments to the indenture to permit the completion of the merger without a breach of the indenture,

•	Absence of legal prohibitions to the merger, and

•	Receipt of an opinion as to the solvency of the Company immediately after giving effect to the merger.

Financing

The following arrangements are in place to provide the necessary financing for the merger, including payment of transaction fees and expenses:

•
BCO Acquisition has received a commitment from Deutsche Bank to provide (subject to certain conditions) a senior secured revolving credit facility of up to $90 million (through the amendment of the Company’s current Credit Facility (see Note 6) or through a new senior credit facility),

•
An affiliate of the Company intends to pursue an issuance of new unsecured senior subordinated notes to be assumed by BWAY upon closing of the merger. The interest rate and other terms of the new unsecured senior subordinated notes will depend upon interest rate and market conditions at the time of their issuance. If the notes are not issued, Deutsche Bank has committed to provide (subject to certain conditions) an unsecured senior bridge loan of up to $190 million,

•	BWAY has received commitment from Kelso to provide (subject to certain conditions) up to $81.2 million of the equity financing required for the merger, and

•	The continuing investors have agreed to exchange some of their equity interests in BWAY into equity interests of Holding immediately prior to the merger.

Financial Advisory Fees

Upon completion of the merger, the Company will pay Kelso a fee of approximately $5.0 million in connection with the merger and will enter into a financial advisory agreement with Kelso for approximately $0.5 million annually plus reasonable reimbursement of Kelso’s expenses.

Merger and Transaction Costs

The Company has recognized approximately $1.5 million in merger-related transaction costs in fiscal 2002. These costs relate primarily to the fairness opinion from the independent financial advisor to the special committee, legal and other advisory fees and expenses, and special committee retainer and meeting fees and expenses.

Termination

The merger agreement may be terminated under certain circumstances. In particular, if the merger has not been completed by February 28, 2003, the Company, Holding or BCO Acquisition can unilaterally terminate the Merger Agreement (unless the failure to fulfill any obligation or other breach of the merger agreement caused or resulted in the failure to close by February 28, 2003).

If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Kelso a $6.0 million termination fee. In addition, the Company will be required to reimburse Kelso for all of its out-of-pocket expenses incurred in connection with the merger up to a maximum amount of $4.0 million if the Merger Agreement is terminated under certain circumstances. Under certain circumstances, the termination fee that may become payable will be reduced to $3.0 million (instead of $6.0 million) and the maximum amount of any expense reimbursement will be increased to $7.0 million (instead of $4.0 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
BWAY Corporation and Subsidiaries

18.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Totals
	($ in thousands, except per share data)
Fiscal Year 2002
Net sales	$117,330	$128,656	$142,142	$139,473	$527,601

Gross profit (excluding depreciation and amortization)	12,887	16,049	21,168	20,709	70,813

Net income	937	2,548	4,848	3,923	12,256

Basic earnings per common share	0.11	0.29	0.56	0.45	1.41

Diluted earnings per common share	0.10	0.28	0.51	0.41	1.33

Fiscal Year 2001
Net sales	$107,574	$115,184	$128,162	$124,119	$475,039

Gross profit (excluding depreciation and amortization)	8,969	10,479	15,970	14,537	49,955

Net income (loss) before extraordinary item	(1,848)	(1,802)	(13,833)	1,302	(16,181)

Net income (loss)	(1,848)	(1,802)	(14,143)	1,305	(16,488)

Basic and diluted earnings (loss) per common share before extraordinary item	(0.20)	(0.20)	(1.56)	0.15	(1.80)

Basic and diluted earnings (loss) per common share	(0.20)	(0.20)	(1.60)	0.15	(1.84)

Fiscal Year 2000
Net sales	$111,218	$124,864	$126,211	$117,482	$479,775

Gross profit (excluding depreciation and amortization)	11,337	17,368	18,675	9,561	56,941

Net income (loss)	(966)	(1,323)	1,826	(2,455)	(2,918)

Basic and diluted earnings (loss) per common share	(0.10)	(0.14)	0.20	(0.26)	(0.31)

Earnings per share calculations for each quarter are based on the weighted-average shares for that period. As such, the sum of the quarterly amounts may not equal the annual earnings per share. In periods with a net loss, basic and diluted net loss per common share are the same because the effect of an assumed exercise of stock options was anti-dilutive. In certain periods with net income, basic and diluted net income per common share are the same due to the nominal dilutive effect of assumed stock option exercises.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II	—	Condensed Valuation and Qualifying Accounts BWAY Corporation And Subsidiaries	S-2

S-1

SCHEDULE II
CONDENSED VALUATION AND QUALIFYING ACCOUNTS
BWAY CORPORATION AND SUBSIDIARIES
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended October 1, 2000	$506	$539	$537	(1)	$508
Year ended September 30, 2001	508	412	170	(1)	750
Year ended September 29, 2002	750	1,125	106	(1)	1,769

Allowance for Notes Receivable: (2)
Year ended October 1, 2000	$868	$—	$—		$868
Year ended September 30, 2001	868	532	—		1,400
Year ended September 29, 2002	1,400	669	—		2,069

Restructuring Reserve:
Year ended October 1, 2000	$470	$2,900	$2,435		$935
Year ended September 30, 2001	935	5,300	2,463		3,772
Year ended September 29, 2002	3,772	1,250	2,189		2,833

Purchase Accounting Liability:
Year ended October 1, 2000	$6,257	$—	$3,756		$2,501
Year ended September 30, 2001	2,501	—	2,501		—
Year ended September 29, 2002	—	—	—		—

(1)	Deductions form the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable.
(2)	Allowance is for notes receivable, which are included in Other Assets.

S-2

	INDEX TO EXHIBITS
Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002.	(20)

3.1	Amended and Restated Certificate of Incorporation of the Company.	(3)

3.2	Amended and Restated By-laws of the Company	(1)

3.3	Rights Agreement dated as of June 9, 1995 between the Company and Harris Trust and Savings Bank, as Rights Agent	(1)

3.4	Amendments to Rights Agreement dated as of February 12, 1996 between the Company and Harris Trust and Savings Bank, as Rights Agent	(3)

3.5	Amendment No. 2 to Rights Agreement, dated as of November 26, 1997, between the Company and Harris(9) Trust and Savings Bank	(9)

3.6	Amendment No. 3 to Rights Agreement, dated as of September 30, 2002, between the Company and Harris Trust and Savings Bank

4.1	Form of certificate representing shares of Common Stock of the Company	(2)

4.2	Credit Agreement among Armstrong Containers, Inc., BWAY Corporation, BWAY Manufacturing, Inc. and Milton Can Company, Inc. as borrowers with BWAY Corporation, as funds administrator, the lenders, and Bankers Trust Company, as agent and Bank of America, N.A., as documentation agent, dated as of May 22, 2001, as amended	(17)

4.3	Indenture dated as of April 11, 1997 among the Company, the subsidiary guarantors named therein and Harris Savings and Trust Company, as trustee	(6)

4.4	Forms of Series A and Series B 10 1/4% Senior Subordinated Notes (contained in Exhibit 4.3 as Exhibit A and B thereto, respectively)	(6)

4.5	Form of Guarantee (contained in Exhibit 4.3 as Exhibit F thereto)	(6)

4.6	Offer to exchange all outstanding options to purchase common stock issued under the BWAY 1995 Long Term Stock Incentive Plan (the “Plan’), as amended and restated, that have an exercise price of $9.00 per share or more for new options to be granted under the BWAY 1995 Long Term Stock Incentive Plan, as amended and restated, dated June 11, 2001	(17)

i

The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Asset Purchase Agreement dated December 19, 1988 between BS Holdings Corporation, BW Plastics, Inc., BW-Morrow Plastics, Inc. and Owens-Illinois Group, Inc.	(1)

10.2	Registration Agreement dated as of January 30, 1989 between BS Holdings Corporation and certain stockholders	(1)

10.3	Acquisition Agreement dated as of March 4, 1993 between Ellisco Inc. and Brockway Standard, Inc.	(1)

10.4	Stock Purchase Agreement dated April 27, 1993 among Armstrong Industries, Inc., its stockholders, Armstrong Containers, Inc. and Brockway Standard, Inc.	(1)

10.5	Asset Purchase Agreement dated May 26, 1993 among DK Containers, Inc., Dennis Dyck, Robert Vrhel, Mohan Patel and Brockway Standard, Inc.	(1)

10.6	Employment Agreement between the Company and Warren J. Hayford, dated as of June 1, 1995 *	(1)

10.7	Employment Agreement between the Company and John T. Stirrup, dated as of June 1, 1995 *	(1)

10.8	Contract and Lease dated September 3, 1968, between the City of Picayune, Mississippi and Standard Container Company	(1)

10.9	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc.	(1)

10.10	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc.	(1)

10.11	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc.	(1)

10.12	Lease Agreement dated November 16, 1996 between Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996	(11)

10.13	Lease dated August 9, 1991 between DK Containers, Inc. and Smith Barney Birtcher Institutional Fund-I Limited Partnership and the First Amendment thereto	(1)

10.14	Lease dated September 2, 1994 between Division Street Partners, L.P. and BSNJ	(8)

10.15	Employee Stock Purchase Agreement dated March 4, 1994 among BS Holdings Corporation, Perry Schwartz, Mid-America Group, Ltd., Warren J. Hayford and Daniel P. Casey *	(1)

10.16	Agreement, dated May 15, 1995, between Brockway Standard, Inc. and Owens-Illinois, Inc. Pursuant to § 9.9 (d) of the December 19, 1988 Stock Purchase Agreement	(1)

10.17	Settlement Agreement, dated June 30, 1997 between BWAY Corporation and Owens-Illinois Group, Inc.	(11)

10.18	Cooperation Agreement between Ball Corporation and BWAY Corporation dated January 4, 1996.	(3)

10.19	Merger Agreement with Milton Can Company, Inc., dated March 12, 1996.	(3)

10.20	Amendment #1 to the Merger Agreement with Milton Can Company, Inc., dated April 30, 1996	(3)

10.21	Asset Purchase Agreement dated April 29, 1996, between Brockway Standard, Inc., BWAY Corporation, Van Dorn Company and Crown Cork & Seal Company, Inc.	(3)

10.22	Employment Agreement between the Company and James W. Milton, dated as of May 28, 1996 *	(4)

10.23	Amended and Restated Registration Rights Agreement dated as of May 28, 1996, between BWAY Corporation and certain shareholders	(4)

10.24	Asset Purchase Agreement dated October 6, 1996, between Brockway Standard (New Jersey), Inc. (formerly known as Milton Can Company, Inc.), BWAY Corporation, Ball Metal Food Container Corp., and Ball Corporation	(5)

10.25	Amendment No. 1 to the Asset Purchase Agreement dated October 28, 1996 between Milton Can Company, Inc., BWAY Corporation, Ball Metal Food Container Corp., and Ball Corporation	(5)

10.26	Purchase Agreement dated as of April 8, 1997 among the Company, the subsidiary guarantors named therein, BT Alex. Brown Incorporated (formerly known as Bankers Trust Company), Bear, Stearns & Co. Inc. and NationsBanc Capital Markets, Inc. (contained in Exhibit 4.3 as Exhibit 10.33 thereto).	(6)

10.27	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan *	(7)

10.28	Employment Agreement between the Company and John T. Stirrup Amendment No. 1 *	(10)

10.29	Asset Purchase Agreement between BMAT, Inc. and the United States Can Company dated November 9, 1998	(12)

10.30	Employment Agreement between the Company and John T. Stirrup – Amendment No. 2*	(13)

10.31	Employment Agreement and Options Agreement between the Company and Warren J. Hayford – Omnibus Amendment *	(14)

10.32	Employment Agreement between the Company and Jean-Pierre M. Ergas, dated as of January 1, 2000 *	(14)

10.33	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company	(14)

10.34	Lease Agreement dated September 15, 1999 between Division Street Partners, L.P. and BSNJ	(14)

10.35	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan *	(15)

10.36	Employment agreement between the Company and Thomas Eagleson, dated as of July 1, 2000 *	(16)

10.37	Change in Control Agreement, between BWAY Corporation and Thomas Eagleson, dated August 9, 2001 *	(17)

10.38	Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001 *	(17)

10.39	Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001 *	(17)

10.40	Separation and Release Agreement between BWAY Corporation and James W. Milton, dated November 2, 2001 *	(20)

10.41	Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas, dated August 30, 2001 *	(18)

10.42	Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas effective January 1, 2002 *	(18)

10.43	Amendment No. 1 to Employment Agreement by and between BWAY Corporation and Jean-Pierre M. Ergas effective January 1, 2002 *	(18)

10.44	Amendment No. 1 to Employment Agreement by and between BWAY Corporation and Thomas Eagleson effective June 29, 2002 *	(19)

10.45	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.).	(19)

10.46	Change in Control Agreement, between BWAY Corporation and Jeffrey M. O’Connell, dated August 9, 2001 *

21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-91114).

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending October 1, 1995 (File No. 0-26178).

(3)	Incorporated by reference to the Company’s Form 10-Q for the period ending March 31, 1996 (File No. 0-26178).

(4)	Incorporated by reference to the Company’s Form 10-Q for the period ending June 30, 1996 (File No. 0-26178).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 1996 (File No. 1-12415).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 29, 1997 (File No. 333-26013).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225).

(8)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending September 29, 1996 (File No. 1-12415).

(9)	Incorporated by reference to the Company’s Form 10-Q for the period ending December 28, 1997 (File No. 1-12415).

(10)	Incorporated by reference to the Company’s Form 10-Q for the period ending March 29, 1998 (File No. 1-12415).

(11)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending September 28, 1997 (File No. 1-12415).

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 1998 (File No. 1-12415).

(13)	Incorporated by reference to the Company’s Form 10-Q for the period ending July 4, 1999 (File No. 1-12415).

(14)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending October 3, 1999 (File No. 1-12415).

(15)	Incorporated by reference to the Company’s Form 10-Q for the period ending April 2, 2000 (File No. 1-12415).

(16)	Incorporated by reference to the Company’s Form 10-Q for the period ending July 2, 2000 (File No. 1-12415).

(17)	Incorporated by reference to the Company’s Form 10-Q for the period ending July 1, 2001 (File No. 1-12415).

(18)	Incorporated by reference to the Company’s Form 10-K for the period ending September 30, 2001 (File No. 1-12415).

v

(19)	Incorporated by reference to the Company’s Form 10-Q for the period ending June 30, 2002 (File No. 1-12415).

(20)	Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415).

vi