Form 10-Q
period 2002-09-29
BWAY CORP
filed 2003-02-04
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission File Number 1-12415

BWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation)

36-3624491

(I.R.S. Employer Identification No.)

8607 Roberts Drive, Suite 250

Atlanta, Georgia

30350-2237

(Address of principal executive offices)

770-645-4800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of February 3, 2003, there were 8,761,259 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended December 29, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($ in thousands)	December 29, 2002	September 29, 2002
Assets
Current assets
Cash and equivalents	$119	$19,490
Accounts receivable, net of allowance for doubtful accounts of $1,875 and $1,769	46,999	51,005
Inventories, net	48,700	44,394
Deferred tax asset	5,388	5,388
Other	6,101	3,085

Total current assets	107,307	123,362

Property, plant and equipment, net	105,475	106,820
Other assets
Goodwill and other intangibles, net (Note 4)	72,057	72,159
Deferred financing fees, net of accumulated amortization of $3,247 and $3,002	3,100	3,345
Other	868	1,000

Total other assets	76,025	76,504

Total Assets	$288,807	$306,686

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,332	$66,333
Accrued salaries and wages	7,733	9,885
Accrued interest	2,209	4,797
Accrued rebates	7,904	6,208
Other	12,654	15,672

Total current liabilities	79,832	102,895

Long-term debt	101,448	100,000
Long-term liabilities
Deferred income taxes	18,865	18,865
Other	12,770	12,278

Total long-term liabilities	31,635	31,143

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 9,851,002	99	99
Additional paid-in capital	36,585	36,627
Retained earnings	51,368	48,669

	88,052	85,395

Less: Treasury stock, at cost, shares held 1,089,743 and 1,142,376	(12,160)	(12,747)

Total stockholders’ equity	75,892	72,648

Total Liabilities and Stockholders’ Equity	$288,807	$306,686

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
($ in thousands, except per share data)	December 29, 2002	December 30, 2001
Net sales	$128,894	$117,330

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	111,954	104,443
Depreciation and amortization	4,290	4,833
Selling and administrative expense	3,607	3,306
Merger-related transaction costs (Note 2)	1,362	—
Interest expense, net	2,982	3,267
Other, net	33	(296)

Total costs, expenses and other	124,228	115,553

Income before income taxes	4,666	1,777
Provision for income taxes	1,967	840

Net income	$2,699	$937

Earnings per share
Basic earnings per share:
Basic earnings per share	$0.31	$0.11

Weighted-average number of common shares outstanding	8,752	8,702

Diluted earnings per share:
Diluted earnings per share	$0.27	$0.10

Weighted-average number of common shares outstanding	8,752	8,702
Effect of dilutive stock options	1,066	288

Weighted-average number of common shares outstanding assuming dilution	9,818	8,990

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
($ in thousands)	December 29, 2002	December 30, 2001
Operating activities:
Net income	$2,699	$937
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,188	4,118
Amortization of goodwill and other intangibles	102	715
Amortization of deferred financing costs	245	244
Provision for doubtful accounts	106	107
Loss (gain) on disposition of property, plant and equipment	38	(291)
Changes in assets and liabilities:
Accounts receivable	3,900	599
Inventories	(4,306)	(1,009)
Other assets	116	258
Accounts payable	(3,661)	(8,081)
Accrued liabilities	(3,577)	(1,178)
Income taxes, net	(2,034)	1,849

Net cash used in operating activities	(2,184)	(1,732)

Investing activities:
Capital expenditures	(3,175)	(1,732)
Proceeds from disposition of property, plant and equipment	22	486
Other	—	3

Net cash used in investing activities	(3,153)	(1,243)

Financing activities:
Net borrowings under bank revolving credit facility	1,448	7,104
Decrease in unpresented bank drafts	(13,015)	(4,357)
Principal payments under capital leases	(12)	—
Issuance of treasury stock for stock options exercised	545	—
Funds placed in escrow related to merger transaction (Note 2)	(3,000)	—

Net cash provided by (used in) financing activities	(14,034)	2,747

Net decrease in cash and equivalents	(19,371)	(228)
Cash and equivalents, beginning of period	19,490	285

Cash and equivalents, end of period	$119	$57

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$5,227	$5,584

Income taxes	$4,002	$(1,009)

Noncash investing and financing activities:
Amounts owed for capital expenditures	$77	$423

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of December 29, 2002 and September 29, 2002 and for the three months ended December 29, 2002 and December 30, 2001 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended December 29, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2002.

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter.

2.	AGREEMENT AND PLAN OF MERGER

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

Conditions to the Merger

The obligations of Holding and BCO Acquisition to complete the merger are subject to a variety of closing conditions, which include:

•	availability of debt financing,

•	expiration or termination of the waiting period under antitrust laws (which expiration occurred in November 2002), and the receipt of all other significant consents from governmental entities,

•	tender of at least 51% of the Company’s Senior Subordinated Notes due 2007 pursuant to a tender offer and the receipt of consents from the holders of these Notes agreeing to amendments to the indenture to permit the completion of the merger without a breach of the indenture (in January 2003, approximately 99% of these Notes had been tendered and consents received),

•	absence of legal prohibitions to the merger, and

•	receipt of an opinion as to the solvency of the Company immediately after giving effect to the merger.

Financing

The following arrangements are in place to provide the necessary financing for the merger, including payment of transaction fees and expenses:

•	BCO Acquisition has received a commitment from Deutsche Bank to provide (subject to certain conditions) a senior secured revolving credit facility of up to $90 million (through the amendment of the Company’s current Credit Facility or through a new senior credit facility), no more than $30.0 million of which may be borrowed at the closing of the merger;

•	a subsidiary of Holding has issued $200.0 million of new unsecured 10% senior subordinated notes due 2010, the proceeds of the offering were received in November 2002 and have been placed in escrow with the trustee under the indenture governing the notes, and BWAY will assume the notes and receive the proceeds upon closing of the merger;

•	BWAY has received commitment from Kelso to provide (subject to certain conditions) up to $81.2 million of the equity financing required for the merger; and

•	The continuing investors have agreed to exchange some of their equity interests in BWAY into equity interests of Holding immediately prior to the merger.

In connection with the issuance of the $200.0 million 10% senior subordinated notes due 2010 by a subsidiary of Holding in November 2002, BWAY, pursuant to the terms of the Merger Agreement, deposited $3.0 million in escrow representing a portion of the amount sufficient to cover accrued interest and repayment premiums on these notes in the event the Merger Agreement is terminated or the merger is not completed by February 28, 2003.

Financial Advisory Fees

Upon completion of the merger, the Company will pay Kelso a fee of approximately $5.0 million in connection with the merger and will enter into a financial advisory agreement with Kelso for annual fees of approximately $0.5 million plus reasonable reimbursement of Kelso’s expenses.

Merger and Transaction Costs

The Company recognized approximately $1.5 million in merger-related transaction costs in fiscal 2002 and recognized approximately $1.4 million in merger-related transaction costs in the first quarter of fiscal 2003. These costs relate primarily to the fairness opinion from the independent financial advisor to the special committee, legal and other advisory fees and expenses, and special committee retainer and meeting fees and expenses.

Termination

The merger agreement may be terminated under certain circumstances. In particular, if the merger has not been completed by February 28, 2003, the Company, Holding or BCO Acquisition can unilaterally terminate the Merger Agreement (unless the failure to fulfill any obligation or other breach of the merger agreement caused or resulted in the failure to close by February 28, 2003). The Board has called a special meeting of stockholders to be held on February 6, 2003 for purposes of approving the Merger Agreement.

If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Kelso a $3.0 million termination fee. In addition, the Company will be required to reimburse Kelso for all of its out-of-pocket expenses incurred in connection with the merger up to a maximum amount of $7.0 million if the Merger Agreement is terminated under certain circumstances.

3.	INVENTORIES

Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation and are summarized as follows:

($ in thousands)	December 29, 2002	September 29, 2002
Inventories at FIFO cost:
Raw materials	$4,257	$4,451
Work-in-process	32,091	30,606
Finished goods	13,062	10,047

	49,410	45,104
LIFO reserve	(710)	(710)

Inventories, net	$48,700	$44,394

4.	GOODWILL AND OTHER INTANGIBLES

Effective September 30, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill is no longer amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. The Company is required to complete the initial impairment test within six months of adoption of SFAS 142. The Company has begun the initial assessment of SFAS 142 and does not expect a material impact on the Company’s financial position or results of operations related to goodwill and other intangible assets.

The Company continues to amortize net finite-lived intangible assets with remaining useful lives ranging from 4 to 18 years.

The following table adjusts net income and net earnings per share for the impact of the implementation of SFAS 142:

($ in thousands, except per share data)	December 29, 2002	December 30, 2001
Reported net income	$2,699	$937
Goodwill amortization, net of tax effect	—	392

Pro forma net income	$2,699	$1,329

Earnings per share:
Basic earnings per share, as reported	$0.31	$0.11
Goodwill amortization per share, net of tax effect	—	0.04

Basic earnings per share, pro forma	$0.31	$0.15

Diluted earnings per share, as reported	$0.27	$0.10
Goodwill amortization per share, net of tax effect	—	0.05

Diluted earnings per share, pro forma	$0.27	$0.15

The following table sets forth the intangible assets by major asset class:

	December 29, 2002			September 29, 2002
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists(1)	$7,743	$(3,776)	$3,967	$7,743	$(3,682)	$4,061
Non-compete agreements(2)	150	(28)	122	150	(20)	130

Total	$7,893	$(3,804)	$4,089	$7,893	$(3,702)	$4,191

(1)	Useful lives range between 11 and 18 years.
(2)	Useful live of 4 years.

Amortization expense by fiscal year is expected to be incurred as follows ($ in thousands):

2003	$410
2004	410
2005	410
2006	401
2007	375
Thereafter	2,185

$4,191

5.	STOCKHOLDERS’ EQUITY

Earnings per common share are based on the weighted average number of common shares and common stock equivalents outstanding during each period presented including vested and unvested options to acquire shares issuable under the Company’s current long-term incentive plan, as amended. Weighted average basic common shares outstanding were 8.8 million and 8.7 million in the first fiscal quarters of 2003 and 2002, respectively. Weighted average diluted common shares outstanding were 9.8 million and 9.0 million in the first fiscal quarters of 2003 and 2002, respectively. During the first quarter of fiscal 2003, the Company issued 52,633 shares from treasury for exercises of stock options.

6.	CREDIT FACILITY

At December 29, 2002, the Company’s borrowing limit under its $90 million Credit Facility was $65.3 million. Based on certain borrowing restrictions, the Company had $55.3 million excess availability at December 29, 2002. The difference between the borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. At December 29, 2002, rate margins were 1.00% (prime) and 2.00% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.42% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility at December 29, 2002. The Company’s Credit Facility expires in May 2005.

The merger (see Note 2), if consummated, will constitute a Change in Control and Event of Default (as defined in the Credit Facility) whereby all outstanding obligations could become immediately due and payable and the $90 million facility immediately terminated. However, pursuant to the Merger Agreement, Deutsche Bank has committed (subject to certain conditions) to amend the Company’s Credit Facility or provide for a new senior credit facility to accommodate the merger and other related transactions.

7.	RESTRUCTURING CHARGE

The following table sets forth changes in the Company’s restructuring liability from September 29, 2002 to December 29, 2002. The nature of the liability has not changed from that previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002. The restructuring liability is included in other current liabilities.

($ in millions)	Balance September 29, 2002	Expenditures	Balance December 29, 2002
Restructuring liability:
Facility closure costs	$2.8	$(0.3)	$2.5

8.	COMMITMENTS AND CONTINGENCIES

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

In 1999, the Company entered into a consent order with Owens-Illinois, Inc. and the Georgia Department of Natural Resources to investigate and remediate contamination detected at its Homerville, Georgia facility. Pursuant to the terms of the consent order, the Company has been conducting removal activities related to certain contaminants released at the facility. Owens-Illinois has been addressing other contaminants released at the facility. The Company negotiated with Owens-Illinois the allocation of costs related to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001. The Company has accrued its allocable portion of these costs.

In addition, a waste disposal area was uncovered at the Company’s Cincinnati, Ohio facility. In early 2002, Ball Corporation, the prior owner of the facility, agreed to address the waste disposal area to the satisfaction of state and county authorities, pursuant to its indemnification obligations to the Company. While there are certain limitations on Ball’s indemnification, the Company does not believe that it will incur material costs for this issue.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.4 million for environmental investigation and remediation obligations as of December 29, 2002 and September 29, 2002; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Litigation

On October 2, 2002, a plaintiff purportedly representing a putative class of public stockholders filed a civil action against the Company, its board of directors and a former director and executive officer of the Company. The plaintiff alleges, among other things, that the individual defendants have breached their fiduciary duties of due care and loyalty to the Company’s public shareholders and failed to exercise ordinary care and diligence in the exercise of their fiduciary duties by failing to announce an active auction, open bidding or other procedures to increase shareholder value. In addition, the complaint alleges that certain members of the board who have agreed to exchange some of their equity interest in the Company for equity interests in BCO Holding, have used inside information for their own benefit and to the detriment of the Company’s public shareholders. The complaint seeks injunctive relief, monetary damages, costs and other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. In December 2002, all defendants filed a motion attacking the sufficiency of the plaintiff’s complaint and requesting it be dismissed. That motion is still pending. In addition, in December 2002 all defendants filed a motion to stay all of plaintiff’s discovery until the defendants’ motion to dismiss has been decided. That motion is also still pending.

Since December 2002, the plaintiff has voluntarily dismissed the Company and a former director and executive officer of the Company. The plaintiff also filed a motion to expedite discovery that was denied by the Court on January 24, 2003. On that same date, the plaintiff filed an amended complaint against the Company’s board of directors essentially repeating the allegations of the October complaint and adding claims that the individual defendants breached their fiduciary duties because the proxy materials misrepresent and omit material facts. The defendants believe that all these allegations are without merit and if the plaintiff is allowed to proceed with this amended complaint, the defendants intend to vigorously defend themselves against such amended complaint.

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of any currently pending proceedings will not have a material adverse effect on the Company’s financial condition or results of operations. At December 29, 2002 and September 29, 2002, the Company had accrued approximately $0.3 million related to pending litigation matters.

Letters of Credit

At December 29, 2002, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $3.4 million in favor of the Company’s workers’ compensation insurers and purchasing card vendor.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not impact the Company’s results of operations or financial position.

10.	SUBSEQUENT EVENTS

Tender Offer–$100 Million 10-¼% Senior Subordinated Notes due 2007

On January 8, 2003, the Company commenced a cash tender offer to purchase any and all of the $100.0 million aggregate principal amount of its outstanding 10-¼% Senior Subordinated Notes due 2007 (the “Notes”), as well as a related consent solicitation to solicit consents to amendments to the indenture underlying the Notes.

As of January 23, 2003, approximately $99.0 million of the $100.0 million of the outstanding principal had been tendered and a requisite number of consents to the proposed amendments received. With limited exceptions, the notes tendered may not be withdrawn nor may the consents be revoked. The consideration for the Notes validly tendered and accepted for payment pursuant to the tender offer will be equal to $1,046.25 per $1,000 principal amount of the Notes, plus accrued and unpaid interest up to, but not including, the date of payment. Each holder who consented to the proposed amendments by January 24, 2003 will be entitled to a consent payment in the amount of $5.00 per $1,000 principal amount of Notes. The offer and consent solicitation and payment of the related consideration are subject to, among other things, the consummation of the merger.

The purpose of the tender offer and consent solicitation is to amend the indenture governing the Notes to eliminate substantially all of the restrictive covenants in the indenture to increase the Company’s operational flexibility and to facilitate the merger. Unless extended, the tender offer expires February 6, 2003. Proceeds from the sale of $200.0 million of senior subordinated notes by a subsidiary of Holding, initial borrowings under a new credit facility and the proceeds resulting from equity financing by affiliates of Kelso will be used to, among other things, provide the funds to pay the consideration and accrued and unpaid interest on the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in Item 1 of this report.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

The Company has identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company’s most critical accounting policies are as follows:

Revenue Recognition. The Company recognizes revenue when products are shipped and title and risk of loss pass to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. The Company estimates allowances based on the aging of accounts receivable and customer creditworthiness. Allowances are also provided for amounts in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, management may need to increase the allowance for doubtful accounts.

Inventories. Inventories are carried at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Projected inventory losses are recognized at the time the loss is evident rather than when the goods are ultimately sold.

Restructuring and Impairment. In fiscal 2001, the Company recorded a restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The determination of the amount of these items involved the estimation of the amount of liabilities that will be incurred in the future. The actual amounts that will ultimately be incurred may differ significantly from the amounts originally estimated. Adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

Accrued Rebates. The Company enters into contractual agreements with its customers for rebates on certain products. The Company accrues a provision for these rebates and takes a charge against net sales in the same period as the associated revenue is recognized.

Results of Operations

Net Sales. Net sales increased 9.8% in the first quarter of fiscal 2003 to $128.9 million from $117.3 million in the first quarter of fiscal 2002. The increase is primarily due to new business and increased market shares gained during fiscal 2002.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization, increased 7.2% to $112.0 million in the first quarter of fiscal 2003 from $104.4 million in the first quarter of fiscal 2002. Cost of products sold, excluding depreciation and amortization, as a percentage of net sales decreased to 86.8% in the first quarter of fiscal 2003 from 89.0% in the first quarter of fiscal 2002. The decrease in cost of products sold, excluding depreciation and amortization, as a percentage of net sales was due to lower manufacturing cost, improved operating efficiency and higher sales volumes, which served to absorb fixed costs and increase overall margins.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million to $4.3 million in the first quarter of fiscal 2003 from $4.8 million in the first quarter of fiscal 2002. The decrease is primarily due to the change in accounting for goodwill amortization pursuant to SFAS 142 (See Item 1–Note 3–Goodwill and Other Intangibles). Pro forma depreciation and amortization for the first quarter of fiscal 2002 excluding goodwill amortization would have been $4.3 million, which is comparable to depreciation and amortization for the first quarter of fiscal 2003.

Selling and Administrative Expense. Selling and administrative expense increased $0.3 million to $3.6 million in the first quarter of fiscal 2003 from $3.3 million in the first quarter of fiscal 2002. Selling and administrative expense as a percentage of net sales remained consistent at 2.8% for each of the first quarters of fiscal 2003 and fiscal 2002.

Merger-Related Transaction Costs. During the first quarter of fiscal 2003, the Company recorded $1.4 million of merger-related transaction costs, primarily professional fees, associated with the Merger Agreement with BCO Holding dated September 30, 2002 (See Item 1–Note 2).

Interest Expense, Net. Interest expense, net, decreased 8.7% or $0.3 million to $3.0 million in the first quarter of fiscal 2003 from $3.3 million in the first quarter of fiscal 2002. The decrease is primarily attributable to lower average indebtedness.

Other, Net. Other income of $0.3 million in the first quarter of fiscal 2002 relates primarily to the gain on sale of machinery and equipment included in other current assets as an asset held for sale at the beginning of fiscal 2002.

Income Before Income Taxes. Income before taxes increased $2.9 million to $4.7 million in the first quarter of fiscal 2003 from $1.8 million in the first quarter of fiscal 2002. The increase resulted from the factors discussed above.

Provision for Income Taxes. The provision for income taxes increased $1.2 million to $2.0 million in the first quarter of fiscal 2002 from $0.8 million in the first quarter of fiscal 2001. The effective tax rate decreased in the first quarter of fiscal 2003 from the first quarter in 2002 partially due to the implementation of SFAS 142, which eliminates goodwill amortization in fiscal 2003 (See Item 1–Note 3). The difference in the tax treatment of goodwill amortization caused a higher effective rate in prior periods.

Net Income. Net income increased $1.8 million to $2.7 million in the first quarter of fiscal 2003 from $0.9 million in the first quarter of fiscal 2002. The increase resulted from the factors discussed above.

Earnings Per Share. Diluted earnings per common share increased $0.17 to $0.27 for the first quarter of fiscal 2003 from $0.10 for the first quarter of fiscal 2002. The weighted-average diluted common shares outstanding were 9.8 million and 9.0 million for the respective quarters. Pro forma diluted earnings per common share excluding goodwill amortization, which assumes the adoption of SFAS 142 in the first quarter of fiscal 2002, would have resulted in an increase of diluted earnings per share of $0.05.

Liquidity and Capital Resources

The Company’s cash requirements for operations and capital expenditures during the first quarter of fiscal 2003 were primarily financed through operations and, to a lesser extent, borrowings under the Company’s Credit Facility. During the fiscal quarter, cash and cash equivalents decreased $19.5 million and net Credit Facility borrowings increased $1.4 million. Borrowings were $5.6 million lower during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to improved financial performance.

At December 29, 2002, the Company had a $90 million Credit Facility with an available borrowing limit of $65.3 million and excess availability of $55.3 million. The Credit Facility limits available borrowings based on a fixed asset sublimit and percentages of eligible accounts receivable and inventories. The difference between the available borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. The Company was in compliance with all Credit Facility covenants at December 29, 2002.

Credit Facility interest rates are based on interest rate margins for either the prime rate (as determined by Deutsche Bank AG, New York branch) or LIBOR. The Company has the option to borrow at either the prime or LIBOR rate margin. The interest rate margin on prime borrowings is fixed at 1.0% and the LIBOR interest rate margin is determined quarterly based on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. At December 29, 2002, the LIBOR rate margin was 2.0%.

Net cash used in operating activities was $2.2 million during the first quarter of fiscal 2003 compared to $1.7 million used during the first quarter of fiscal 2002. During the first quarter of fiscal 2003, cash from operating activities was primarily provided by net income before depreciation and amortization and reductions in accounts receivable. Cash was primarily used to increase inventories and to reduce accounts payable, accrued liabilities and income taxes payable.

Net cash used in investing activities was $3.2 million during the first quarter of fiscal 2003 compared to $1.2 million during the first quarter of fiscal 2002. Net cash used in investing activities was primarily used for capital expenditures during the first quarter of each fiscal year. Net cash used in investing activities in the first quarter of fiscal 2002 was partially offset by $0.5 million in proceeds from the disposition of property, plant and equipment.

Net cash used in financing activities was $14.0 million during the first quarter of fiscal 2003 compared to net cash provided by financing activities of $2.7 million during the first quarter of fiscal 2002. Net borrowings under the Company’s Credit Facility were $1.4 million for the first fiscal quarter of 2003 compared to $7.1 million for the first fiscal quarter of 2002. Cash used in financing activities for each of the first fiscal quarters of 2003 and 2002 was primarily used to decrease unpresented bank drafts. $3.0 million of cash used in financing activities in the first fiscal quarter of 2003 was placed in escrow related to the merger (See Item 1–Note 2–”Financing”).

At December 29, 2002, Credit Facility covenants prohibited the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. The Indenture governing the Company’s $100 million Senior Subordinated Notes also contains certain restrictive covenants, including limitations on asset sales and additional indebtedness. Covenants in the Indenture restricted the Company’s ability to pay shareholder dividends and other restricted payments in an amount greater than $5.2 million at December 29, 2002.

Management believes that cash provided from operations and borrowings available under the Credit Facility will provide it with sufficient liquidity to meet its operating and capital expenditure needs in the next 12 months.

Commitments and Contingencies

The Company does not have any off-balance sheet arrangements and is not aware of factors that are reasonably likely to adversely affect liquidity trends. However, the following additional information is provided to assist financial statement users.

Related Party Transactions

The Company leases a warehouse and a manufacturing facility in Elizabeth, New Jersey under operating leases with partnerships of which a former member of the Company’s board is a partner. The manufacturing facility was closed in fiscal year 2001 and reserves were included in the Company’s 2001 restructuring and impairment charge to offset future lease obligations, net of expected income from subleasing the excess space. In June 2002, the Company recorded an additional restructuring charge of $1.2 million related to these on-going lease obligations to allow the Company additional time to locate a subtenant. The Company continues to use the warehouse and is actively marketing the manufacturing facility for sublease. Management does not believe these related party transactions will materially affect the results of operations, cash flows or financial position of the Company in the future. The Company does not have any arrangements or transactions with unconsolidated, limited or special purpose entities in which the Company has an ownership or other controlling interest.

Contractual Obligations and Commercial Commitments

The following chart sets forth the Company’s material scheduled contractual cash obligations as of December 29, 2002.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
Long-term debt (1), (2)	$101.4	$—	$1.4	$100.0	$—
Operating and capital leases	33.8	5.0	8.6	5.8	14.4
Other long-term obligations (3)	10.1	0.2	0.7	1.2	8.0

Total contractual cash obligations	$145.3	$5.2	$10.7	$107.0	$22.4

(1)	In the event of a continuing Event of Default (as defined in the Credit Facility Agreement), the Agent may declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. $1.4 million in borrowings was outstanding at December 29, 2002.

(2)	In the event of a continuing Event of Default (as defined in the Indenture to the Notes), the Trustee or Holders of 25% of the outstanding principal may declare the principal and accrued interest on all the Notes to be immediately due and payable. In the event of a Change in Control (as defined in the Indenture), each holder of the Company’s Notes shall have the right to require the Company to purchase all or a portion of the holder’s Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. $100.0 million in principal was outstanding at December 29, 2002. In January 2003, the Company commenced a tender offer to purchase all of the outstanding notes at 105.125% of the principal amount and proposed amendments to the Indenture to eliminate substantially all of the restrictive covenants in the Indenture to increase the Company’s operational flexibility and to facilitate the merger. In January 2003, the Company received the requisite number of consents to the proposed amendments and approximately $99.0 million of the Notes were offered for tender. See Item 1–Note 10.

(3)	Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of the Company’s current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The actuarially determined amounts are included in the Company’s consolidated balance sheet in “Other Long-Term Liabilities” as of December 29, 2002.

At December 29, 2002, the Company had standby letters of credit in the aggregate amount of $3.4 million in favor of the Company’s workers’ compensation insurers and purchasing card vendor. These standby letters of credit expire in less than one year.

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

In 1999, the Company entered into a consent order with Owens-Illinois, Inc. and the Georgia Department of Natural Resources to investigate and remediate contamination detected at its Homerville, Georgia facility. Pursuant to the terms of the consent order, the Company has been conducting removal activities related to certain contaminants released at the facility. Owens-Illinois has been addressing other contaminants released at the facility. The Company negotiated with Owens-Illinois the allocation of costs related to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001. The Company has accrued its allocable portion of these costs.

In addition, a waste disposal area was uncovered at the Company’s Cincinnati, Ohio facility. In early 2002, Ball Corporation, the prior owner of the facility, agreed to address the waste disposal area to the satisfaction of state and county authorities, pursuant to its indemnification obligations to the Company. While there are certain limitations on Ball’s indemnification, the Company does not believe that it will incur material costs for this issue.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.4 million for environmental investigation and remediation obligations as of December 29, 2002 and September 29, 2002; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The fair value of the Company’s Senior Subordinated Notes due 2007 is exposed to the market risk of interest rate changes. The Company’s cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Company’s Credit Facility.

The Company’s Credit Facility permits the Company to borrow up to $90 million provided certain assets are sufficient and certain restrictive covenants are met. Borrowings under the Credit Facility bear interest at either the prime rate or the London InterBank Offered Rate (“LIBOR”) plus an applicable spread percentage. The Company determines whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings is fixed at 1.0%. The interest rate spread on LIBOR borrowings at December 29, 2002 was

2.75% and the rate spread is fixed through fiscal year 2002. Beginning in fiscal 2003, the LIBOR rate margin shall be determined quarterly based on the Company’s ratio of total indebtedness to EBITDA. At December 29, 2002, the Company had borrowings under the Credit Facility of $1.4 million that were subject to interest rate risk. Each 100 basis point increase in interest rates would impact quarterly pretax earnings by less than $0.1 million at the December 29, 2002 debt level.

The Company does not enter into derivatives or other market risk sensitive instruments to hedge interest rate risk or for trading purposes.

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 2, 2002, a plaintiff purportedly representing a putative class of public stockholders filed a civil action against the Company, its board of directors and a former director and executive officer of the Company. The plaintiff alleges, among other things, that the individual defendants have breached their fiduciary duties of due care and loyalty to the Company’s public shareholders and failed to exercise ordinary care and diligence in the exercise of their fiduciary duties by failing to announce an active auction, open bidding or other procedures to increase shareholder value. In addition, the complaint alleges that certain members of the board who have agreed to exchange some of their equity interest in the Company for equity interests in BCO Holding, have used inside information for their own benefit and to the detriment of the Company’s public shareholders. The complaint seeks injunctive relief, monetary damages, costs and other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. In December 2002, all defendants filed a motion attacking the sufficiency of the plaintiff’s complaint and requesting it be dismissed. That motion is still pending. In addition, in December 2002 all defendants filed a motion to stay all of plaintiff’s discovery until the defendants’ motion to dismiss has been decided. That motion is also still pending.

Since December 2002, the plaintiff has voluntarily dismissed the Company and a former director and executive officer of the Company. The plaintiff also filed a motion to expedite discovery that was denied by the Court on January 24, 2003. On that same date, the plaintiff filed an amended complaint against the Company’s board of directors essentially repeating the allegations of the October complaint and adding claims that the individual defendants breached their fiduciary duties because the proxy materials misrepresent and omit material facts. The defendants believe that all these allegations are without merit and if the plaintiff is allowed to proceed with this amended complaint, the defendants intend to vigorously defend themselves against such amended complaint.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a). See Index to Exhibits.

(b). Reports on Form 8-K:

The following reports were filed on Form 8-K during the quarter ended December 29, 2002:

(i). 8-K dated September 30, 2002 and filed October 3, 2002 reporting:
–	an Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation dated as of September 30, 2002;
–	voting Agreements by and among BCO Holding Company and each of Jean-Pierre Ergas, Warren J. Hayford and Marylou Hayford dated as of September 30, 2002; and
–	a press release dated October 1, 2002 reporting the above Agreement and Plan of Merger.
(ii). 8-K dated and filed November 8, 2002 reporting:
–	selected historical consolidated financial data of BWAY Corporation;
–	management’s discussion and analysis of the Company’s financial condition and results of operations; and
–	unaudited pro forma financial information.
(iii). 8-K dated September 29, 2002 and filed November 8, 2002 reporting:
–	the report dated November 1, 2002 from BWAY Corporation’s independent auditors, which expressed their opinion on the Company’s consolidated balance sheets as of September 29, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended September 29, 2002;
–	the Company’s audited consolidated balance sheets as of September 29, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended September 29, 2002; and
–	a press release dated November 4, 2002 reporting the Company’s sales and earnings for the fourth quarter and fiscal year ended September 29, 2002.

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

BWAY Corporation (Registrant)

Date:	February 4, 2003	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2003	By:	/s/ Kevin C. Kern
Kevin C. Kern Vice President, Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Form 10-Q: For the quarterly period ended December 29, 2002

CERTIFICATIONS

Principal Executive Officer Certification

I, Jean-Pierre M. Ergas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWAY Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003

/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas Chief Executive Officer and Chairman of the Board

Principal Financial Officer Certification

I, Kevin C. Kern, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWAY Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003

/s/ Kevin C. Kern
Kevin C. Kern Chief Financial Officer and Vice-President, Administration

INDEX TO EXHIBITS

Exhibit No.	Description of Document

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002