Form 10-K
period 2003-09-28
BWAY CORP
filed 2003-12-23
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2003

or

☐	Transition Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 333-104388

BWAY Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	36-3624491
(State of incorporation)	(I.R.S. Employer Identification No.)

8607 Roberts Drive, Suite 250

Atlanta, Georgia

30350

(Address of principal executive offices)

770-645-4800

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of December 18, 2003, all of the voting and non-voting common equity was held by affiliates. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2003 (the registrant’s most recently completed second fiscal quarter), all of the voting and non-voting common equity was held by affiliates.

As of December 18, 2003, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BWAY CORPORATION

i

BWAY CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003

PART I

Item 1.	Business

General

BWAY Corporation, including all of its subsidiaries (hereinafter “BWAY,” “the Company,” “we,” “our” or “us”), is the leading North American manufacturer of steel containers for paint and certain other consumer and industrial products. Our product offerings include a wide variety of steel containers such as paint, aerosol and specialty cans which are used by our customers to package a diverse range of end-use products which, in addition to paint, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. We also provide our customers with metal shearing, coating and printing services through our material center services business. As a result of an acquisition on August 25, 2003, as discussed below, we also manufacture rigid plastic containers, which include injection molded plastic pails and blow-molded tight head containers and drums. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates, which we believe are reliable.

We are the successor to a business founded in 1875. In January 1989, we were purchased from Owens-Illinois Corporation in a leveraged transaction led by our then existing management and other industry investors. In June 1995, we completed our initial public offering and, from November 1996 through February 6, 2003, we were listed on the New York Stock Exchange. On February 7, 2003, affiliates of Kelso & Company and certain members of management acquired the Company as further described below under “Agreement and Plan of Merger.”

Agreement and Plan of Merger

On September 30, 2002, BCO Holding, BCO Acquisition and BWAY entered into a merger agreement, which provided for the merger of BCO Acquisition and BWAY, with BWAY continuing as the surviving corporation. On November 27, 2002, BWAY Finance Corp. (“BWAY Finance”) issued $200 Million 10% Senior Subordinated Notes due 2010 in a private placement to raise a portion of the financing needed to consummate the merger. The merger was completed on February 7, 2003, at which time BWAY assumed BWAY Finance’s obligations under the $200 Million 10% Senior Subordinated Notes due 2010. As a result of the merger and related transactions, the Company is controlled by affiliates of Kelso & Company, L.P. (“Kelso”). Kelso is a private investment firm founded in 1971.

The following transactions occurred in connection with the merger:

•	Approximately 8.2 million shares of BWAY’s common stock were converted into the right to receive $20.00 per share in cash.

•	All outstanding unvested options to purchase BWAY’s common stock became fully vested, and options to purchase approximately 1.0 million shares of BWAY’s common stock were canceled in exchange for lump sum payments in cash of $20.00 per underlying share, less the applicable option exercise price.

•	Affiliates of Kelso contributed $78.0 million in cash in exchange for 7.8 million shares of common stock of BCO Holding. Another equity investor contributed $2.0 million in cash in exchange for 0.2 million shares of common stock of BCO Holding. Certain stockholders of BWAY, including members of management and the Board of Directors, exchanged a total of approximately 0.6 million and 0.8 million shares and options to purchase shares, respectively, of BWAY’s common stock (with an aggregate value of approximately $20.3 million), for a total of approximately 1.2 million and 1.6 million shares and options to purchase shares, respectively, of BCO Holding’s common stock. As a result of these transactions, on February 7, 2003, Kelso and its affiliates owned approximately 77.7% of BCO Holding’s fully diluted common stock, the other equity investor owned approximately 2.0% of BCO Holding’s fully diluted common stock and such existing stockholders of BWAY owned the balance of BCO Holding’s fully diluted common stock.

•	BWAY amended and restated its then existing credit facility to allow for the merger and related transactions and to effect certain other changes and additions.

•	BWAY Finance, a wholly-owned subsidiary of BCO Holding, issued $200 Million 10% Senior Subordinated Notes due 2010 in November 2002, which BWAY assumed and BWAY Manufacturing guaranteed on February 7, 2003.

•	BWAY Finance merged with and into BWAY, with BWAY continuing as the surviving corporation of the merger.

•	BWAY used the net proceeds from these equity and debt financings to:

•	fund the cash consideration paid to the stockholders and option holders under the merger agreement;

•	repurchase all of its outstanding $100 Million 10¼% Senior Subordinated Notes due 2007 and pay the accrued interest and bond tender and consent solicitation premiums associated with these notes;

•	pay accrued interest under its credit facility as of the closing of the merger; and

•	pay related transaction fees and expenses.

•	BWAY became a private company and its common stock was delisted from the New York Stock Exchange.

The merger of BCO Acquisition and BWAY, the investment by affiliates of Kelso and the other equity investor, the investment by certain stockholders and option holders who exchanged shares and options, the amendment and restatement of the credit facility, the offering of the $200 Million 10% Senior Subordinated Notes due 2010 and the application of the net proceeds therefrom, the repurchase and redemption of BWAY’s outstanding $100.0 million 10¼% senior subordinated notes due 2007, the repayment of all outstanding principal and accrued interest at the closing date under BWAY’s credit facility and the merger of BWAY Finance with and into BWAY are collectively referred to in this annual report as the “Transaction.”

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

In November 1998, we signed a binding letter of intent to sell the acquired tinplate metal services business. The tinplate metal services business primarily purchased, processed, and sold nonprime steel to third party customers. We finalized the sale of the tinplate services business to Arbon Steel and Service Company in the fourth quarter of fiscal 1999. Anticipating the sale of the tinplate metal services business, we closed the Brookfield, Ohio location in March 1999 and closed the Chicago Metal operations in September 1999. In fiscal 1999, we excluded $4.4 million of losses, including interest expense of $0.7 million, from results of operations related to the tinplate metal services business.

In the fourth quarter of fiscal 2000, we also closed the Chicago, Illinois material center services operation and transferred the work to other of our material center services facilities.

In June 2001, we implemented a restructuring plan. As part of that plan, redundant equipment at our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas were taken out of service and the facilities were closed in September 2001. The existing business serviced by those facilities was primarily transferred to our Dallas, Texas and York, Pennsylvania facilities. In August 2002, due to unusually high demand for certain of our products, the previously closed Garland, Texas facility was partially utilized to manufacture goods to meet this demand. In fiscal 2003, management decided to reopen the Garland, Texas facility and committed to a plan to close our Southwest facility in Dallas, Texas in our second fiscal quarter of 2004.

On August 25, 2003, we acquired substantially all of the assets, including working capital, of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, for approximately $23.2 million in cash. We believe that this acquisition will allow us to expand our product offerings into a complementary segment of the container market.

In the fourth quarter of fiscal 2003, Folgers notified us that they planned to convert their steel packaging requirements by March 2004 to an alternative packaging that we do not manufacture. As a result of this conversion, we intend to close our manufacturing facility in Picayune, Mississippi. We will relocate or terminate the workforce and dispose of or transfer certain equipment to other manufacturing facilities. We have shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging, which will be discontinued when the facility is closed. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003, and we estimate approximately $4.9 million in additional depreciation expense in fiscal 2004.

Industry Overview

Metal containers are currently utilized for three primary markets: beverage, food and general line. The general line market includes paint cans, aerosol cans, oblong cans, steel pails and a variety of specialty cans. We estimate, based on industry data published by the Can Manufacturers Institute and the United States Bureau of Statistics, that 2002 industry shipments in the United States totaled approximately 100 billion units to the beverage market, 31 billion units to the food market and 4 billion units to the general line market. General line cans generally have higher selling prices than food or beverage cans. Few companies compete in all three product markets, and most of the companies that produce beverage and food cans do not compete in the general line market.

Products and Markets

We operate primarily in North America in the general line container market (77% of our fiscal 2003 net sales). We also provide our customers with metal shearing, coating and printing services through our material center services business (12% of our fiscal 2003 net sales). We have established leading positions in most of our product lines in the United States, other than aerosol cans, in which we rank third in the United States. We also manufacture steel ammunition boxes and, effective with the acquisition of SST Industries in August 2003, we manufacture various rigid plastic containers (less than 1% of fiscal 2003 net sales due to the timing of the acquisition).

The following table sets forth our percentage of net sales for fiscal 2001, 2002 and 2003 for our general line cans (including ammunition boxes), coffee cans and material center services:

	Year Ended September 30,
Product	2001	2002	2003
General line cans	76%	74%	75%
Coffee cans*	11	12	13
Material center services	13	14	12

Total	100%	100%	100%

*	Following the conversion by Folgers to such alternative packaging, we expect that coffee cans will no longer represent a significant portion of our sales.

General Line Products

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid, and household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), specialty cans (typical PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F” style cans (typically paint thinner cans), and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to customer filling locations for such products within a one-day transit time.

Paint Cans. We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales. Paint cans are manufactured to a variety of performance specifications and may be printed on the outside for customer marketing purposes, although most paint manufacturers use paper labels rather than printed cans. We also produce paint can components including ears, plugs and ends.

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

Steel Pails. Pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either “closed head” for easy pouring products, or “open head” for more viscous products, with a lid that is crimped on after filling. The pail market is served by producers of both steel and plastic pails, with steel pails representing an estimated 17% of the pails sold. We manufacture steel pails in sizes ranging from two and one-half to seven gallons. Steel pails are manufactured from either blackplate or cold rolled steel, are typically lined with rust inhibitors or other materials depending on the nature of the customers’ contents and are often printed to customer specifications.

Coffee Cans

We produce coffee cans in sizes commonly referred to as one, two and three pound, and various smaller specialty coffee can sizes and shapes. Coffee cans are generally sold to nationally known coffee processing and marketing companies. We do not sell sanitary food cans in which soups, stews, vegetables, pie fillings and other foods are actually cooked in the can. Following the conversion by Folgers to non-steel packaging, we expect that coffee cans will no longer represent a significant portion of our sales.

Material Center Services

We provide material center services (metal shearing, coating and printing services) for our can assembly facilities and for third party customers.

Customers

Our customers include many of the world’s leading paint, food, consumer and personal care companies. For fiscal 2003, sales to our 10 largest customers accounted for approximately 49% of our net sales and approximately 22% of our net sales were to two customers that individually had sales in excess of 10% of our net sales. Consistent with industry practice, we enter into multi-year supply agreements with many of our largest customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including many of our contracts with our largest customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the rights to retain the customer’s business subject to the terms of the competitive proposal.

Pursuant to these provisions, Folgers has notified us that it plans to convert the balance of its steel packaging requirements to such alternative packaging by March 2004. As a result, we expect that our revenues from this customer will be reduced by approximately $48.0 million in fiscal 2004, depending principally on the exact timing of any such conversion, and by an additional amount of approximately $12.0 million in fiscal 2005.

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

Process	Description
Shearing	A large coil of tinplate, blackplate or cold rolled steel is cut into sheets of a specified size depending on the end use of the product.
Coating	A coating is sometimes applied to the side of the sheets which becomes the outside of the containers as a base coat for printing and to the side that becomes the inside of the containers to protect the contents from contact with the steel or tinplate.
Printing	Sheets are decorated with the customer’s design. Also known as lithography.
Slitting	Sheets are cut into individual body blanks, which will be formed into cans.
Body-Forming	Body blanks are fed into a body-making machine where they are formed into cylinders or oblong cans and joined at their side seam. Handles or nozzles may be attached.
End-Forming	Ends are stamped out of sheets or strips.
Flanging and Seaming	The steel on both ends of the can is rolled to form a flange and the end is attached to the body by folding or seaming.
Testing	The cans are tested for potential leakage.
Packaging	Cans are stacked onto pallets and shrink-wrapped or packaged in cartons or bags for delivery to customers.

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

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers and countries not currently subject to tariffs imposed by the United States on imports of certain steel products. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. As part of our effort to further leverage our purchasing power to obtain favorable raw material prices, we have recently consolidated our steel purchasers among a small group of suppliers, and entered into contractual arrangements with certain suppliers. We have also decreased our purchases of tinplate and cold rolled products from foreign sources, in part due to tariffs, which have subsequently been repealed. Because a significant number of reliable suppliers produce the steel used in our process, we believe that we would be able to obtain adequate replacement supplies in the market should one of our current suppliers discontinue supplying us, although the financial terms of these arrangements may differ from our current arrangements. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds used in the manufacturing process. We do not anticipate any future shortages or supply problems for these items based on historical availability and the current number of suppliers.

Historically, the steel mills announce in the last quarter of the calendar year expected price increases for the coming calendar year. For calendar 2004, the mills have announced a 3-4% increase in the selling price of tinplate steel.

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

In addition, we face competitive risks from substitute products, such as plastics, and, to a lesser extent, composites and flexible packaging containers. During recent years, the steel container industry has experienced slight volume declines in certain product categories due to substitute products. Nonetheless, steel containers are the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (i) their price stability and competitiveness; (ii) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (iii) their lower storage and handling costs; (iv) their capacity for pressure packaging; (v) their ability to hold highly volatile and solvent-based liquids; and (vi) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

Employees

As of September 28, 2003, we employed approximately 1,644 hourly employees and 349 salaried employees. Of the 1,644 hourly employees, 1,144 are non-union and the remaining 500 are covered by six separate collective bargaining agreements.

As a result of Folgers’ conversion to alternative packaging, we intend to close our manufacturing facility in Picayune, Mississippi. During the fourth quarter of fiscal 2003, we issued a WARN notice that we intended to close the Picayune facility and relocate or terminate 80 employees at that facility. The employees to be terminated primarily consist of hourly employees. We expect the terminations to be completed during the first half of fiscal 2004.

During fiscal 2003, we entered into new collective bargaining agreements with two of the six collective bargaining units covering our unionized employees. We reached an agreement with Local 729 of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO, one of the three unions at our Cincinnati, Ohio facility, which affects approximately 236 employees, for the period September 1, 2003 through August 31, 2007 (the agreement is subject to automatic renewals unless we or the union provides notice otherwise). We entered into an agreement with Local 714 of the Teamsters Union, one of the two unions at our Franklin Park, Illinois facility, which affects approximately 55 employees, for the period March 4, 2003 through March 6, 2006.

Our remaining four collective bargaining agreements are scheduled to expire in fiscal 2004. However, in November 2003, we concluded a new collective bargaining agreement with Chicago Local 458-3M Graphic Communications Workers International Union at our Franklin Park, Illinois facility, which affects approximately 26 employees, for the period November 1, 2003 through October 31, 2006. The remaining three collective bargaining agreements that will expire in fiscal 2004 cover approximately 72 employees represented by Local 14-M of the Graphic Communication Workers International Union at our Trenton, New Jersey facility (expires March 2004), and approximately 13 employees represented by Local 162 of the International Association of Machinists and Aerospace Workers Union District 34 (expires September 2004) and approximately 102 employees represented by Local 4372 of the United Steelworkers of America, AFL-CIO (expires April 2004), respectively, at our Cincinnati, Ohio facility.

Also in November 2003, eight non-union employees at our Franklin Park, Illinois facility voted be represented by the Chicago Local 458-3M Graphic Communications Workers International Union.

While we consider relations with our employees to be good, we may not be able to negotiate the expiring or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our operating costs and results of operations.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediations resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our operating results or financial condition, we cannot be sure that no such obligations will arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

In 1999, we entered into a consent order with Owens-Illinois, Inc. (“OI”) and the Georgia Department of Natural Resources to investigate and remediate contamination detected at our Homerville, Georgia facility. Pursuant to the terms of the consent order, we have been conducting removal activities related to certain contaminants released at the facility. OI has been addressing other contaminants released at the facility. We and OI have reached an agreement whereby OI will bear one-third of the costs related to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had a reserve of approximately $0.6 million for environmental investigation and remediation obligations as of September 28, 2003; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

In December 2003, we were informed that a predecessor company had been named as a participant to a superfund site in the State of Georgia. We are reviewing the documentation to determine the extent of any potential liability.

Item 2.	Properties

The following table sets forth certain information with respect to our headquarters and significant manufacturing facilities as of December 1, 2003. We believe our properties are generally in good condition, well maintained and suitable for their intended use.

Location	General Character	Approximate Square Footage	Type of Interest
Atlanta, Georgia (Headquarters)	Office	16,000	Leased
Chicago, Illinois (Kilbourn)	Manufacturing	141,000	Owned
Cincinnati, Ohio	Manufacturing	467,000	Leased
Dallas, Texas (Southwest)	Manufacturing	88,000	Owned
Elizabeth, New Jersey	Warehouse / Vacant	211,000	Leased
Fontana, California	Manufacturing	72,000	Leased
Franklin Park, Illinois	Manufacturing	115,000	Leased
Garland, Texas	Manufacturing	108,000	Leased
Homerville, Georgia	Manufacturing	395,000	Owned
Loveland, Ohio	Manufacturing	285,000	Leased
Memphis, Tennessee	Manufacturing	120,000	Leased
Peachtree City, Georgia	Manufacturing	135,000	Leased
Picayune, Mississippi	Manufacturing	60,000	Leased
Trenton, New Jersey	Manufacturing	105,000	Leased
York, Pennsylvania	Manufacturing	97,000	Owned

In June 2001, we implemented a restructuring plan. As part of that plan, redundant equipment at our manufacturing facilities in Elizabeth, New Jersey was taken out of service and the facility was closed in September 2001. An additional part of the June 2001 restructuring plan was the closure of our Garland, Texas manufacturing facility. Subsequent to the closure, the facility was used to warehouse inventory. Recently, the Garland, Texas facility was reopened as a manufacturing facility. We have committed to a plan to close our Southwest, Texas facility and transfer the business to the Garland facility.

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

During the second quarter of fiscal 2003, we recognized approximately $0.5 million of restructuring recovery primarily to reflect expectations of future lease payments for closed facilities. In April 2003, we sublet approximately 55,000 square feet of the Elizabeth facility through September 2004. The Elizabeth prime and sub-leases expire in September 2004.

We intend to close our manufacturing facility in Picayune, Mississippi in fiscal 2004.

In December 2003, we executed a lease for approximately 85,000 square feet in Sturtevant, Wisconsin for a new aerosol manufacturing facility to begin production in mid-fiscal 2004.

Item 3.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business. No such currently pending proceedings are expected to have a material adverse effect on us. We are also involved in certain proceedings relating to environmental matters as described under Item 1. “Business—Environmental, Health and Safety Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2003 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public market for BWAY’s common equity. BCO Holding owns all of BWAY’s outstanding common equity.

The Credit Facility agreement and the Indenture relating to our 10% Senior subordinated notes prohibit us from paying dividends.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which you should read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with our consolidated financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the periods in the three-year period ended September 28, 2003 have been derived from our audited financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the fiscal years in the two-year period ended October 1, 2000 have been derived from our audited financial statements and related notes which are not included in this report. All amounts are presented in thousands, except ratios and per share data.

	Predecessor					Successor
	Fiscal Year Ended(1)				For the Period from September 30, 2002 to February 6, 2003	For the Period from February 7, 2003 to September 28, 2003
	1999	2000	2001	2002
	(Dollars in thousands)
Income Statement Data:
Net sales	$487,549	$479,775	$475,039	$527,601	$186,726	$364,384
Cost of products sold (excluding depreciation and amortization)	424,942	422,834	425,084	456,788	166,383	311,447

Gross profit (excluding depreciation and amortization)	62,607	56,941	49,955	70,813	20,343	52,937
Depreciation and amortization(2) (3)	17,246	22,412	20,713	19,582	6,091	16,835
Selling and administrative expense	19,678	17,057	15,610	14,179	14,875	8,675
Merger related transaction costs(4) (5)	—	—	—	1,478	2,488	—
Restructuring and impairment charge(6)(7)(8)(9) (10)	—	5,900	21,500	1,250	(460)	260
Gain on curtailment of postretirement benefits	—	(1,171)	—	—	—	—
Equity investor fees(11)	—	—	—	—	—	349
Other, net	33	(662)	(970)	(597)	17	556

Income from operations	25,650	13,405	(6,898)	34,921	(2,668)	26,262
Interest expense, net	14,733	16,657	15,747	13,109	11,190	16,935

Income (loss) before income taxes	10,917	(3,252)	(22,645)	21,812	(13,858)	9,327
Provision (benefit) for income taxes	5,290	(334)	(6,157)	9,556	(4,791)	3,462

Net income (loss)	$5,627	$(2,918)	$(16,488)	$12,256	$(9,067)	$5,865

	Predecessor					Successor
	Fiscal Year Ended(1)				For the Period from September 30, 2002 to February 6, 2003	For the Period from February 7, 2003 to September 28, 2003
	1999	2000	2001	2002
	(Dollars in thousands)
Other Financial Data:
EBITDA (13)	$42,896	$35,817	$13,815	$54,503	$3,423	$43,097
EBITDA margin % (14)	8.8%	7.5%	2.9%	10.3%	1.8%	11.8%
Capital expenditures (15)	$33,230	$10,907	$9,421	$10,586	$4,607	$8,879
Cash interest expense, net	14,961	16,206	14,345	11,720	5,374	18,611
Net cash provided by (used in) operating activities	24,452	25,297	22,116	46,063	(2,135)	30,415
Net cash used in investing activities(16)	(46,495)	(8,475)	(4,040)	(9,528)	(4,582)	(52,006)
Net cash provided by (used in) financing activities(17)	20,436	(16,557)	(18,752)	(17,330)	(12,663)	21,729
Ratio of earnings to fixed charges(18)	1.67x	—	—	2.46x	—	1.51x

	Predecessor				Successor
	Fiscal Period Ended(1)
	1999	2000	2001	2002	2003
	(Dollars in thousands)
Balance Sheet Data:
Total working capital	$14,146	$14,583	$8,369	$20,467	$17,451
Total assets	362,023	332,723	300,895	306,686	443,325
Total debt	146,500	126,200	112,808	100,000	217,170
Stockholders’ equity	82,053	78,961	60,435	72,648	79,487

(1)	We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Our financial statements for the periods presented include the operating results of the steel services operations we acquired from the United States Can Company on November 9, 1998 from the date of that acquisition, but exclude the tin plate services business acquired at the same time from the United States Can Company, which was held for sale from the time of its acquisition and was sold in the fourth quarter of fiscal 1999.
(2)	Depreciation for fiscal 2000 and for fiscal 2002 includes an additional $2.5 million and $0.7 million, respectively, of depreciation related to shortened useful lives of certain computer systems.

(3)	Deprecation for the period from February 7, 2003 to September 28, 2003 includes an additional $1.8 million of depreciation related to shortened useful lives of certain long-lined assets, primarily equipment.
(4)	The fourth quarter of fiscal 2002 includes a $1.5 million charge for certain professional fees and other transaction costs relating to the Transaction.
(5)	The first quarter of fiscal 2003 includes a $1.4 million charge for certain professional fees and other transaction costs relating to the Transaction.
(6)	The second quarter of fiscal 2000 includes a $5.9 million restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees, and the write-down of equipment held for disposal.
(7)	The third quarter of fiscal 2001 includes a $21.5 million restructuring and impairment charge related to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of the closings.
(8)	The third quarter of fiscal 2002 includes an additional $1.2 million restructuring charge related to the closing of one of our manufacturing facilities in the third quarter of fiscal 2001. See footnote (7) above.
(9)	The period from September 30, 2002 to February 6, 2003 includes a $(0.5) million adjustment related revised expectations of future lease payments for closed facilities.
(10)	The period from February 7 to September 28, 2003 includes a $0.3 million charge, primarily for severance and benefits related to the intended closing of our Picayune, Mississippi manufacturing facility.
(11)	Represents annual advisory fee paid to Kelso.
(12)	On November 20, 1997, the EITF issued a consensus on the accounting treatment of certain information systems and process reengineering costs. We were involved in a business information systems and process reengineering project that was subject to this pronouncement. Based on the EITF consensus, $2.0 million of the previously capitalized costs associated with this project were expensed in the first fiscal quarter of 1998 as a change in accounting. A one-time charge of $1.2 million, net of related tax benefit of $0.8 million, for the cumulative effect of this new accounting interpretation for business information systems and process reengineering activities reduced fiscal 1998 net earnings.
(13)	“EBITDA” represents net income (loss) before depreciation and amortization, interest expense, net and provision for (benefit from) income taxes, as shown in the table below. Restructuring and impairment charges (adjustments), equity investor fees, gain on curtailment of postretirement benefits, other, net and merger-related transaction costs, collectively representing $33,000, $4.1 million, $20.5 million, $2.1 million, $2.0 million and $1.2 million, in fiscal 1999, 2000, 2001 and 2002, for the period from September 30, 2002 to February 6, 2003 and for the period from February 7 to September 28, 2003, respectively, have not been added back to net income (loss) for purposes of calculating EBITDA. In addition, $13.1 million and $3.4 million for the period from September 30, 2002 to February 6, 2003, and for the period from February 7 to September 28, 2003, respectively, have not been added back to net income (loss) for purposes of calculating EBITDA. The $13.1 million for the period from September 30, 2002 to February 6, 2003 consists of $3.4 million included in cost of products sold (excluding depreciation and amortization) and $9.7 million in selling and administrative expense, which, in total, represent $12.6 million of compensation expense related to stock option payouts associated with the Transaction and $0.5 million of other expense associated with the Transaction. The $3.4 million for the period from February 7 to September 28, 2003 consists of $2.5 million included in cost of products sold (excluding depreciation and amortization) and $0.9 million in selling and administrative expense, which, in total, represent $1.2 million in stock-based compensation and $2.3 million in manufacturer’s profit recorded in inventory primarily as a result of the Transaction.

We present EBITDA because it is one of the measures upon which management assesses our financial performance. Management also believes that EBITDA, which is commonly used as a measure of performance of companies in our industry, is frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt and to determine our financial performance. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Our definition of EBITDA is not calculated in the same way EBITDA will be calculated under either the indenture governing the Senior Subordinated Notes or our Credit Facility. Also, non-GAAP information presented by other companies may not be comparable to that presented herein, since each company may define non-GAAP measures differently.

	Predecessor					Successor
	Fiscal Year Ended(a)				For the Period from September 30, 2002 to February 6, 2003	For the Period from February 7, 2003 to September 28, 2003
	1999	2000	2001	2002
	(Dollars in thousands)
Net income (loss) before cumulative effect of change in accounting	$5,627	$(2,918)	$(16,488)	$12,256	$(9,067)	$5,865
Depreciation and amortization (b) (c)	17,246	22,412	20,713	19,582	6,091	16,835
Interest expense, net	14,733	16,657	15,747	13,109	11,190	16,935
Provision for (benefit from) income taxes	5,290	(334)	(6,157)	9,556	(4,791)	3,462

EBITDA	$42,896	$35,817	$13,815	$54,503	$3,423	$43,097

(a)	We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year.

(b)	Depreciation for fiscal 2000 and for fiscal 2002 includes an additional $2.5 million and $0.7 million, respectively, of depreciation related to shortened useful lives of certain computer systems.

(c)	Depreciation for the period from February 7, 2003 to September 28, 2003 includes an additional $1.8 million of depreciation related to shortened useful lives of certain long-lined assets, primarily equipment.

(14)	EBITDA margin is defined as the ratio of EBITDA relative to net sales.
(15)	Our capital expenditures in fiscal 1999 included $18.9 million in expenditures related to the installation of new information technology systems.
(16)	Investing activities for the period from February 7 to September 28, 2003 include $19.9 million in transaction costs related to the Transaction.
(17)	Financing costs for the period from September 30, 2002 to February 6, 2003 include $0.4 million in financing costs incurred related to the Transaction. Financing activities for the period from February 7 to September 28, 2003 include $5.6 million in net cash provided from the Transaction and $10.5 million in financing costs incurred related to the Transaction.
(18)	For purposes of determining the ratio of fixed charges, “earnings” are defined as earnings (loss) before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness and one-third of rental expense on operating leases, which is representative of the interest factor. For fiscal 2000 and 2001, our fixed charges exceeded our earnings by $3.3 million and $22.2 million, respectively. For the period from September 30, 2002 to February 6, 2003, our fixed charges exceeded our earnings by $13.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K. We operate on a 52/53- week fiscal year ending on the Sunday closest to September 30 of the applicable year.

General

We are the leading North American manufacturer of steel containers for paint and certain other consumer and industrial products. Over 85% of our fiscal 2003 net sales were generated from product lines where we estimate that we had the leading market share in the United States. Our product offerings include a wide variety of steel containers such as paint, coffee, aerosol and specialty cans which are used by our customers to package a diverse range of end-use products which, in addition to paint and coffee, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. We also provide our customers with metal shearing, coating and printing services through our material center services business. We now manufacture rigid plastic containers, which include injection molded plastic pails and blow-molded tight head containers and drums. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets. For fiscal 2003, paint cans, specialty cans, material center services, aerosol cans, coffee cans and steel pails represented 35%, 17%, 12%, 15%, 13% and 8% of our net sales, respectively.

The SST Acquisition occurred in the last month of fiscal 2003. This acquisition and the related business were immaterial to fiscal 2003 results of operations and, accordingly, are discussed below only to the extent necessary.

Approximately 75% of our fiscal 2003 net sales were made to customers with whom we have contractual relationships. As is common in our industry, our contracts are generally requirements based, granting us all or a percentage of a customer’s requirements for a period of time instead of specific commitments to unit volume, subject, in some cases, to the customer’s right to receive competitive proposals for the products we are to furnish it under the contract, including proposals to reformulate the packaging to another material.

Pursuant to these provisions, one of our largest customers, Folgers, has notified us that commencing in October 2003 it plans to convert a significant portion of its steel packaging requirements to an alternative packaging that we do not manufacture, thereby reducing its purchases from us. Folgers has also notified us that it plans to convert the balance of its steel packaging requirements to such alternative packaging in March of fiscal 2004. Folgers’ actions did not have a material impact on our financial results for fiscal 2003. As a result of the decision by Folgers to convert all of its steel packaging requirements to such alternative packaging, we expect a reduction in revenue from this customer of approximately $48.0 million in fiscal 2004, depending principally on the exact timing of any such conversion, and by an additional amount of approximately $12.0 million in fiscal 2005.

As a result of this conversion, we intend to close our manufacturing facility in Picayune, Mississippi. We will relocate or terminate the workforce and dispose of or transfer certain equipment to other manufacturing facilities. We recorded a restructuring charge of approximately $0.3 million in the fourth quarter of fiscal 2003 (primarily related to severance and benefits) and expect to record an aggregated restructuring charge of approximately $0.4 to $0.6 million in fiscal 2004. The total restructuring charge will consist of severance and benefits, equipment disposition and other related costs associated with closing the Picayune facility. We expect to terminate approximately 80 employees related to the closing.

In addition to the restructuring charge, we have shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging we supply to Folgers. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003 and we estimate approximately $4.9 million in fiscal 2004.

Our business is subject to moderate seasonality with demand for certain of our products generally higher in the second half of our fiscal year due primarily to higher demand for paint and related products during warmer periods. Our cost of products sold as a percentage of net sales generally decrease in the second half of our fiscal year due primarily to higher sales volumes which serve to absorb fixed costs and increase overall margins.

Raw materials used in our metal products include steel, energy, various coatings and inks and represent approximately 60% of our cost of products sold. Raw materials used in our plastic products include resin, energy and colorant. We purchase all raw materials we require from outside sources. Steel is the largest component of our cost of products sold. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

The following are the principal initiatives relating to exit liability and restructuring and impairment charges taken in the past three fiscal years:

Fiscal 2003. As a result of Folgers’ planned conversion to alternative packaging that we do not manufacture, we intend to close our Picayune, Mississippi manufacturing facility. The closing will result in the relocation or termination of the workforce and disposition or transfer of certain equipment to other manufacturing facilities. We recorded a restructuring charge of approximately $0.3 million in the fourth quarter of fiscal 2003 (primarily related to severance and benefits), and we expect to record an aggregated restructuring charge of approximately $0.4 to $0.6 million in fiscal 2004. The total restructuring charge will consist of severance and benefits, equipment disposition and other related costs associated with closing the Picayune facility. We expect to terminate approximately 80 employees related to this closing.

In addition to this restructuring charge, we shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging supplied to the customer discussed above. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003, and we estimate additional depreciation expense of approximately $4.9 million in fiscal 2004 related to these shortened useful lives.

Prior to the Transaction, we recognized a reduction in restructuring expense of approximately $0.5 million primarily to reflect revised expectations of future lease payments for closed facilities. At February 7, 2003, our senior management committed to a plan to exit our Southwest manufacturing facility in Dallas, Texas. In conjunction with this decision, we established an exit liability of $1.1 million for closing the facility. This reserve includes severance and benefit costs of approximately $0.5 million and estimated facility closure costs of approximately $0.6 million.

Fiscal 2002. During the third quarter of fiscal 2002, an additional $1.2 million restructuring charge was recorded due to a change in our previous estimate of the costs related to the closure of our Elizabeth, New Jersey manufacturing facility, which is described immediately below. Due to the weakening of both the general economy and the real estate market in the northeastern United States, we revised our estimate for future leasehold commitments to allow additional time to locate a subtenant for this facility.

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

    Recent Acquisition

On August 25, 2003, we acquired substantially all of the assets, including working capital, of SST Industries for approximately $23.2 million in cash. The acquisition was financed with borrowings under our $90 million credit facility.

SST Industries, which is based in Loveland, Ohio, manufactures rigid plastic containers for industrial packaging markets, including injection-molded plastic pails and blow-molded tight head containers and drums. The acquisition of SST Industries allows us to extend our product offerings into a complementary section of the container market.

Results of Operations

Year ended September 28, 2003 (fiscal 2003) compared to year ended September 29, 2002 (fiscal 2002).

In the following discussion, comparisons are made between fiscal 2003 and fiscal 2002, notwithstanding the presentation in our consolidated statements of income for fiscal 2003 of the periods from September 30, 2002 to February 6, 2003 (Predecessor), and February 7, 2003 to September 28, 2003 (Successor). The beginning of the partial period ended September 28, 2003 coincides with the merger transaction dated February 7, 2003. We do not believe a discussion of the various periods presented for fiscal 2003 in the consolidated statements of income would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing fiscal 2003 with fiscal 2002 without regard to the differentiation between Predecessor and Successor results of operations for the periods ended February 6, 2003 and September 28, 2003.

The following table reconciles the fiscal 2003 statements of operations with the discussion of the results of operations that follows.

	For the Periods From
($ in thousands)	February 7, 2003 to September 28, 2003 (Successor)	September 30, 2002 to February 6, 2003 (Predecessor)	Fiscal 2003 (Combined)
Net sales	$364,384	$186,726	$551,110

Cost of products sold (excluding depreciation and amortization	311,447	166,383	477,830
Depreciation and amortization	16,835	6,091	22,926
Selling and administrative expense	8,675	14,875	23,550
Merger-related transaction costs	—	2,488	2,488
Restructuring and impairment charge (adjustment)	260	(460)	(200)
Interest expense, net	16,935	11,190	28,125
Equity investor fees	349	—	349
Other, net	556	17	573

Total costs, expenses and other	355,057	200,584	555,641

Income (loss) before income taxes	9,327	(13,858)	(4,531)
Provision for (benefit from) income taxes	3,462	(4,791)	(1,329)

Net income (loss)	$5,865	$(9,067)	$(3,202)

Net Sales. Net sales increased 4.5% in fiscal 2003 to $551.1 million from $527.6 million in fiscal 2002. The increase in net sales results primarily from new business and higher market shares gained by the Company during the fiscal year, particularly in paint and aerosol cans, and, to a lesser extent, from the SST Acquisition on August 25, 2003.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization, increased 4.6% to $477.8 million during fiscal 2003 from $456.8 million in fiscal 2002. Excluding $5.6 million in Transaction costs, which include the settlement of outstanding options, the recognition of manufacturer’s profit in beginning inventory, and $0.2 million in stock-based compensation, cost of products sold, excluding depreciation and amortization, as a percentage of net sales for fiscal 2003 decreased to 85.6% from 86.7% for fiscal 2002. This decrease in cost of products sold, excluding depreciation and amortization, Transaction costs and stock-based compensation reflects continued improvements in overall productivity and cost.

Depreciation and Amortization. Depreciation and amortization expense for fiscal 2003 was $22.9 million compared to $19.6 million for fiscal 2002. Fiscal 2002 included $2.3 million of goodwill amortization that was not recorded in fiscal 2003 due to Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 142 – Goodwill and Other Intangible Assets at the beginning of fiscal 2003. During fiscal 2003, depreciation and amortization expense increased by $4.7 million due to increased asset values as a result of the Transaction. Fiscal 2003 also includes $1.8 million of additional depreciation for shortened useful lives on assets to be disposed of in connection with the planned fiscal 2004 closure of our Picayune, Mississippi manufacturing facility.

Selling and Administrative Expenses. Selling and administrative expenses were $23.6 million for fiscal 2003 compared to $14.2 million for fiscal 2002. Included in fiscal 2003 selling and administrative expenses was $9.7 million of stock option payout expense related directly to the Transaction and $0.9 million of compensation expense related to stock options issued during fiscal 2003. Excluding the effect of the stock option related expenses, selling and administrative expenses for fiscal 2003 decreased $1.2 million to $12.0 million generally as a result of ongoing cost reduction initiatives.

Merger-Related Transaction Costs. During fiscal 2003 and fiscal 2002, we expensed $2.5 million and $1.5 million, respectively, of merger-related transaction costs, which consisted primarily of professional fees related to the Transaction.

Restructuring and Impairment Charge (Adjustment). During fiscal 2002, we recorded a $1.2 million restructuring charge related to ongoing lease payments for a plant in Elizabeth, New Jersey. Included in fiscal 2003 was a $(0.5) million restructuring adjustment representing a change in estimated future lease payments on this facility. During the fourth quarter of fiscal 2003, we recorded a $0.3 million restructuring charge in association with the planned closure of our Picayune, Mississippi manufacturing facility as described above.

Interest Expense, Net. As a result of the transaction, comparisons of interest expense, net between fiscal 2003 and fiscal 2002 are not meaningful as indicated in the following discussion. Interest expense, net, increased $15.0 million to $28.1 million in fiscal 2003 from $13.1 million in fiscal 2002. Interest expense, net, in fiscal 2003 includes $8.7 million of Transaction related expenses as follows: $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with redemption of our $100.0 million 101/4% Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired, undrawn, at the closing of the Transaction. Excluding the $8.7 million in Transaction related interest, interest expense, net, increased $6.3 million in fiscal 2003 over fiscal 2002, primarily related to higher debt associated with financing the Transaction.

As a result of the increase in senior subordinated debt from $100.0 million to $200.0 million in fiscal 2003 to finance the Transaction, annual interest expense will increase approximately $9.8 million annually. In fiscal 2003, interest expense on the $200 million Senior Subordinated Noted due 2010 was included in interest expense from February 7, 2003.

Equity Investor Fees. Equity Investor Fees in fiscal 2003 were $0.3 and represent management fees paid to Kelso as part of a financial advisory agreement that became effective with the Transaction. Equity investor fees will approximate $0.5 million annually. There were no comparable equity investor fees in fiscal 2002.

Other, Net. Other expense of $0.6 million in fiscal 2003 related primarily to loss on disposal of fixed assets.

Income (Loss) Before Income Taxes. Net loss before income taxes of $4.5 million for fiscal 2003 decreased $26.3 million from net income before taxes of $21.8 million for fiscal 2002. The decrease resulted from the factors discussed above.

Provision for (Benefit From) Income Taxes. Our income tax provision decreased $10.9 million to a benefit of ($1.3) million in fiscal 2003, compared with a provision for income taxes of $9.6 million in fiscal 2002. The change in the provision for income taxes in fiscal 2003 from fiscal 2002 resulted from changes in income (loss) before income taxes (based on the factors discussed above) and from changes in effective tax rates.

Net Income (Loss). Net loss of $3.2 million for fiscal 2003 represented a $15.5 million decrease from net income of $12.3 million for fiscal 2002. The decrease resulted from the factors discussed above.

Year ended September 29, 2002 (fiscal 2002) compared to year ended September 30, 2001 (fiscal 2001).

Net Sales. Net sales for fiscal 2002 were $527.6 million, an increase of $52.6 million or 11.1%, from $475.0 million in fiscal 2001. The increase in net sales was primarily due to stronger customer demand resulting from growth in our customers’ end-use markets during fiscal 2002 compared to fiscal 2001 and to business gained during fiscal 2002 from new customers. This increase in net sales was also attributable to new business gained under existing contractual supply agreements and increased market shares, and, to a lesser extent, price increases implemented to partially offset increased raw material costs. We gained new business and increased our market shares during fiscal 2002 primarily in the paint, coffee and aerosol markets.

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

Liquidity and Capital Resources

The Transaction required total cash of approximately $306.8 million, which was used to fund the cash consideration payable to our stockholders and option holders under the merger agreement, repay our debt existing on February 6, 2003, including our 10¼% $100 million senior subordinated notes due 2007, and pay fees and expenses associated with the Transaction. The cash requirements of the Transaction were financed through an equity financing of $78.0 million by affiliates of Kelso and $2.0 million by another equity investor, borrowings of approximately $25.0 million from our credit facility and $200.0 million of proceeds from the offering of our 10% Senior Subordinated notes due 2010. In addition, in connection with the Transaction, certain of our existing stockholders and option holders exchanged BWAY stock and options valued at approximately $20.3 million for BCO Holding stock and options.

Our cash requirements for operations and capital expenditures during fiscal 2003 and fiscal 2002 were primarily financed through internally generated cash flows and borrowings under our credit facility. During fiscal 2003, cash and cash equivalents decreased $0.2 million and net credit facility borrowings increased $17.2 million to

$17.2 million at September 28, 2003. During fiscal 2002, cash and cash equivalents increased $19.2 million and net credit facility borrowings decreased $12.8 million. We had no borrowings outstanding under our credit facility at September 29, 2002.

At September 28, 2003, we had a credit facility with a borrowing limit of $90.0 million predicated on borrowing base limitations and availability of $61.3 million. The $28.7 million difference between the borrowing limit and availability relates to outstanding borrowings, standby letters of credit and lockbox receipts in transit. Our credit facility allows borrowings based on a fixed asset sub-limit and on percentages of eligible accounts receivable and inventories. We were in compliance with all our credit facility covenants at September 28, 2003.

Credit facility interest rates are currently based on interest rate margins for either the prime rate (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or LIBOR plus an applicable rate margin. We have the option of borrowing at either the prime based or LIBOR based rate depending on our expected cash requirements. The prime rate margin is fixed at 1.25% for the term of the agreement and the LIBOR rate margin is set annually based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization for the fiscal year then ended. The LIBOR rate margin can range between 2.25% and 3.00%. Effective September 29, 2003, the LIBOR rate margin was 2.75%.

During fiscal 2003, net cash provided by operating activities was $28.3 million. Of this amount, net loss adjusted for depreciation, amortization of goodwill and deferred financing costs and write-off of deferred financing costs contributed $24.8 million, decreases in accounts receivable contributed $1.1 million and increases in accrued and other liabilities contributed $19.4 million. Primary uses of cash during fiscal 2003 were increases in inventory of $1.3 million, decreases in accounts payable of $6.5 million, decreases in income taxes payable of $7.4 million and adjustments to deferred income taxes of $1.6 million.

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

During fiscal 2003, net cash used in investing activities was $56.6 million. In fiscal 2003, we used $13.5 million for capital expenditures, $23.2 million for the asset acquisition of SST Industries and $19.9 million for merger transaction costs.

During fiscal 2002, net cash used in investing activities was $9.5 million. We used $10.6 million for capital expenditures in fiscal 2002. We received $0.6 million in proceeds from the disposition of property, plant and equipment and $0.4 million in proceeds from the sale of stock received from an insurance company demutualization.

During fiscal 2003, net cash provided by financing activities was $9.1 million. During fiscal 2003, net borrowings under our credit facility provided $17.2 million and we used $2.2 million to reduce unpresented bank drafts and used $10.9 million for financing costs associated with the $200 million 10% senior subordinated notes due 2010 and amendments to our credit facility to effectuate the Transaction. Proceeds from the assumption of the $200 million 10% senior subordinated notes due 2010 provided $200.5 million and the issuance of common stock to BCO Holding provided $80.0 million. We used $100.0 million to extinguish our $100 million 10 ¼% senior subordinated notes due 2007 and $175.9 million to redeem our stock and options at the closing of the Transaction.

During fiscal 2002, net cash used by financing activities was $17.3 million. During fiscal 2002, net repayments under our credit agreement were $12.8 million. We also used approximately $4.4 million to decrease unpresented bank drafts.

At September 28, 2003, covenants under our credit agreement and in the indenture prohibited us from paying stockholder dividends, making other restrictive payments or incurring certain additional indebtedness.

Capital expenditures in fiscal 2003 and fiscal 2002 were approximately $13.5 million and $10.6 million, respectively. Increased capital expenditures in fiscal 2003 related primarily to investments in capacity to support new business.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

A summary of our significant contractual obligations as of September 28, 2003 is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
C ontractual Obligations
Long-term debt obligations (1)(2)	$217.2	$—	$—	$17.2	$200.0
Operating and capital lease obligations	37.9	6.1	10.6	7.5	13.7
Other long-term liabilities (3)	10.6	0.3	0.9	1.4	8.0

Total	$265.7	$6.4	$11.5	$26.1	$221.7

(1)	Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes due 2010 and approximately $17.2 million of outstanding borrowings under our credit facility. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of September 28, 2003, we had a limit of approximately $90.0 million of borrowings allowed under our credit facility, considering borrowing base and other limitations thereunder, and approximately $61.3 million of availability, as discussed above. Our credit facility matures on February 7, 2008.
(2)	In the event of a continuing event of default (as defined in the indenture governing the Senior Subordinated Notes due 2010), the trustee or holders of 25% of the outstanding principal could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture governing the notes), each holder of notes shall have the right to require us to purchase all or a portion of the holder’s notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of September 28, 2003, $200.0 million in principal amount was outstanding.
(3)	Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which will differ from the actuarially determined liability related to these obligations. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of September 28, 2003.

At September 28, 2003, we had letters of credit in the aggregate amount of approximately $3.9 million in favor our workers’ compensation insurer and purchasing card vendor. The letters of credit expire in less than one year.

Effect of Inflation

Historically, with the exception of steel, we have not been able to pass through price increases in our raw materials to our customers. Although historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, we cannot be sure that we will be able to do so in the future. We believe that inflation will not have a material adverse impact on us.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement was generally effective for contracts entered into or modified after June 30, 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation was immediately effective for all enterprises with variable interests in VIEs created after January 31, 2003. An entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity in the first interim or annual reporting period ending after December 15, 2003. We have not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which, among other things, requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement were effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not impact our results of operations or financial position.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized as liabilities as incurred in periods following a commitment to an exit or disposal plan.

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminated the requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 46. The changes in SFAS 145 related to debt extinguishment became effective for us in fiscal 2003 and the other changes were effective for all financial statements issued on or after May 15, 2002.

In fiscal 2001, we recorded an extraordinary loss of approximately $0.3 million, net of a $0.1 million tax benefit, resulting from the extinguishment of debt, which related to unamortized deferred financing fees associated with its then credit facility. Pursuant to SFAS 145, the loss does not qualify for extraordinary treatment and was reclassified to interest expense in the fiscal 2001 financial statements (the related tax benefit is included in the Provision for (benefit from) income taxes line item.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement was effective for us for fiscal 2003. The adoption of this Statement did not have an impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement was effective for us for fiscal 2003. Our adoption of this Statement did not have an impact on its financial position and results of operations.

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Other intangibles are amortized over their useful lives.

SFAS 142 became effective for us at the beginning of fiscal 2003 (the implementation date). SFAS 142 required a transitional impairment test as of the implementation date, which involved (1) identifying reporting units, (2) determining carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determining fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then the amount of any goodwill impairment was determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

Annually, we will review goodwill for impairment at the end of our eleventh fiscal month (approximately August 30).

Our adoption of SFAS 142 at the beginning of fiscal 2003 did not result in the identification of any other intangible assets included in goodwill that should have been recognized separately. In addition, upon the adoption of SFAS 142, we performed a transitional impairment test, which did not indicate a goodwill impairment.

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

Accounts Receivable. We estimate allowances based on the aging of accounts receivable and customer creditworthiness. Allowances are also provided for amounts in dispute with customers. Our estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

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

Long-lived Assets. We review our long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. The estimated useful lives of our fixed assets and finite lived intangible assets are based on their classification and expected usage, as determined by the Company.

Our intangible assets consist primarily of goodwill and customer relationships. We determined the value of our customer relationships intangible using an independent third party appraiser at February 7, 2003 for purchase accounting associated with the Transaction and at August 25, 2003 associated with the SST Acquisition. Goodwill was determined as the amount by which the purchase price exceeded the fair value of our tangible assets and identified intangible assets minus our liabilities allocated in accordance with the provisions of SFAS 141 as of February 7, 2003 for the Transaction and as of August 25, 2003 for the SST Acquisition. Identifiable intangible assets with finite useful lives are amortized over their remaining useful lives in proportion to the underlying cash flows that were used in determining their fair value. Pursuant to the provisions of SFAS 142, we do not amortize goodwill or indefinite-lived assets, which are subject to impairment testing, which we will perform annually on the last day of fiscal August.

Reorganization. At February 7, 2003, our senior management committed to a plan to exit our Southwest manufacturing facility in Dallas, Texas. In conjunction with this decision and in connection with Emerging Issues Task Force (“EITF”) Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we established an exit liability of $1.1 million, which includes severance and benefit costs of $0.5 million and estimated facility closure costs of $0.6 million. The determination of the amount of the liability involves the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated.

Restructuring. In the fourth quarter of fiscal 2003, Folgers notified us that it plans to convert its packaging requirements beginning in fiscal 2004 to an alternative packaging that we do not manufacture. As a result of this conversion, we intend to close our Picayune, Mississippi manufacturing facility. Related to this closure and in accordance with the guidance of SFAS 146, I, we recorded a restructuring charge of approximately $0.3 million primarily related to severance and benefits in the fourth quarter of fiscal 2003, and we expect an additional aggregated charge in fiscal 2004 of approximately $0.4 to $0.6 million.

In the second quarter of fiscal 2003, we recognized a reduction in restructuring expense of approximately $0.5 million primarily to reflect revised expectations of future lease payments for closed facilities. We recorded restructuring expenses in fiscal years 2001 and 2002 primarily related to the closure of manufacturing facilities. These restructuring items are accounted for in accordance with the guidance of EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

The determination of the amount of these liabilities involves the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated. We will adjust the previously estimated amounts when it becomes evident that a particular item will be settled for an amount different that was originally estimated.

Environmental Matters

For information regarding environmental matters, see Item 1. “Business–Environmental, Health and Safety Matters.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The fair value of our outstanding 10% Senior Subordinated Notes due 2010 is exposed to the market risk of interest rate changes. Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility.

Borrowings under our credit facility bear interest at either the prime rate or LIBOR, plus an applicable margin. We determine whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings under our credit facility is fixed at 1.25%. The interest rate spread on LIBOR borrowings under our credit facility is set annually and based on our ratio of total indebtedness to EBITDA (as defined in the credit facility) for the fiscal year then ended.

At September 28, 2003, we had borrowings under the new credit facility of $17.2 million that were subject to interest rate risk. Each 100 basis point increase in interest rates under our new credit facility would impact quarterly pretax earnings and cash flows by less than $0.1 million at the September 28, 2003 debt level.

We purchase approximately $1.0 million of equipment and spare and/or replacement parts annually from foreign suppliers in transactions denominated in foreign currencies. These purchases are exposed to the market risk of exchange rate changes from fluctuations in the value of these foreign currencies in relation to the U.S. Dollar.

We do not enter into derivatives or other market risk-sensitive instruments to hedge interest rate or exchange rate risk or for trading purposes.

Item 8.	Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements on pages F-1 through F-32.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control of financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 28, 2003, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended September 28, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our by-laws provide that the size of the Board of Directors (the “Board”) shall be fixed from time to time by resolution of the Board and that the remaining directors may fill vacancies on the Board. The Board currently consists of five directors. Each director elected shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as provided in the by-laws.

The Board has determined that each director on the Board’s audit committee is a financial expert as defined in Item 401(h) of Regulation S-K.

The following sets forth certain information as of December 1, 2003 with respect to BWAY’s Board and to certain of its officers (including all executive officers), who serve at the discretion of the Board.

Directors

Jean-Pierre M. Ergas	Age: 64

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

Warren J. Hayford	Age: 74

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

David I. Wahrhaftig	Age: 46

David I. Wahrhaftig became one of our directors in February 2003. Mr. Wahrhaftig joined Kelso in 1987 and has served as a managing director since 1998. Prior to becoming a managing director of Kelso, he was a vice president. Mr. Wahrhaftig is also a director of Consolidated Vision Group, Inc., Earle M. Jorgensen Company and Endo Pharmaceuticals, Inc.

Thomas R. Wall, IV	Age: 45

Thomas R. Wall, IV became one of our directors in February 2003. Mr. Wall joined Kelso in 1983 and is currently a managing director. Mr. Wall is also a director of Citation Corporation, Consolidated Vision Group, Inc., Key Components, Inc., Mitchell Supreme Fuel Company and 21st Century Newspapers, Inc.

David M. Roderick	Age: 79

David M. Roderick became one of our directors in May 2003. Mr. Roderick has served as chairman of the board of Earle M. Jorgensen Company since January 1998. He was chairman and chief executive officer of USX Corporation from 1979 to 1989 and president from 1975 to 1979. Mr. Roderick is a member of the boards of the University of Pittsburgh Medical Center and Citation Corporation. He is past chairman of both the American Iron and Steel Institute and the International Iron Institute. Mr. Roderick is past chairman of the International Environmental Bureau. He is a co-founder and currently is chairman emeritus of the U.S.-Korea Business Council and is a past chairman of the National Alliance of Business. Mr. Roderick is a trustee and past chairman of the board of trustees of Carnegie Mellon University. He is a past member of the Business Roundtable and a member of the Business Council.

Officers	(in addition to Mr. Ergas listed above)

Kevin C. Kern	Age: 44

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

Jeffrey M. O’Connell	Age: 50

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

Kenneth M. Roessler	Age: 41

Kenneth M. Roessler has served as our chief operating officer since January 2003. From March 2000 until January 2003, Mr. Roessler served as our executive vice president of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998 and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Item 11.	Executive Compensation

The Management Resources, Nominating and Compensation Committee of the Company’s Board of Directors determines compensation of executive officers of the Company.

The following table sets forth information regarding the compensation paid or accrued by the Company to Mr. Ergas, who served as Chief Executive Officer during fiscal 2003, and each of the Company’s three other most highly compensated executive officers (the “Named Executive Officers”) for services rendered to the Company in all capacities during fiscal years 2001, 2002 and 2003.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Jean-Pierre M. Ergas	2003	550,000	962,500	—	—	802,796	(2)	—	2,244,213	(3)
Chairman and Chief Executive Officer	2002	487,500	731,250		—	36,700	(4)	—	300,769	(5)
	2001	450,000	300,000	—	—	180,000	(4)	—	145,188	(6)

Kenneth M. Roessler(7)	2003	300,000	375,000	—	—	401,398	(2)	—	934,941	(8)
Chief Operating Officer	2002	205,417	171,009	—	—	—		—	15,584	(9)
	2001	172,500	80,000	—	—	80,000	(4)	—	9,024	(10)

Kevin C. Kern	2003	240,000	240,000	—	—	96,336	(2)	—	259,952	(11)
Chief Financial Officer	2002	181,250	180,891	—	—	21,033	(4)	—	17,300	(12)
	2001	166,875	57,000	—	—	15,000	(4)	—	13,977	(13)

Jeffrey M. O’Connell	2003	165,000	137,400	—	—	40,140	(2)	—	180,968	(14)
Secretary and Treasurer	2002	151,667	104,792	—	—	21,533	(4)	—	7,667	(15)
	2001	142,500	40,000	—	—	15,000	(4)	—	6,897	(16)

(1)	Amounts shown for fiscal 2001, 2002 and 2003 were earned during fiscal 2001, 2002 and 2003, respectively, under the Company’s Management Incentive Plan and were paid during fiscal 2002, 2003 and 2004, respectively.

(2)	All options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on February 8, 2004. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.

(3)	The amount shown includes an accrual of $503,836 for supplemental executive retirement payments pursuant to his employment agreement, $1,230 for country club dues and $1,749,147 related to the cancellation of options as part of the Transaction, and is net of $10,000 of Company matching 401(k) contributions under the Savings Plan that were forfeited due to excess contributions.

(4)	In connection with the merger, all of the options became fully vested and exercisable. To the extent any of the vested options were exercised prior to the merger, the shares acquired through the exercise were cancelled in the merger in exchange for $20.00 per share. Options not exercised or exchanged for BCO Holding options in connection with the merger were cancelled in exchange for a cash payment equal to the product of the excess, if any, of $20.00 over the exercise price of the option, and the number of shares of common stock subject to the option. See “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values.”

(5)	The amount shown includes an accrual of $276,065 for supplemental executive retirement payments pursuant to his employment agreement, $1,404 for country club dues and $23,300 of Company matching 401(k) contributions under the Savings Plan.

(6)	The amount shown includes an accrual of $130,571 for supplemental executive retirement payments pursuant to his employment agreement, $1,117 for country club dues and $13,500 of Company matching 401(k) contributions under the Savings Plan.

(7)	Mr. Roessler served as our executive vice president of sales and marketing from March 2000 through December 2002. Mr. Roessler became our chief operating officer in January 2003.

(8)	The amount shown includes $4,200 for country club dues, $5,377 of Company matching 401(k) contributions under the Savings Plan, $853,295 related to the cancellation of options as part of the merger transaction and $72,069 of moving expenses.

(9)	The amount shown includes $4,167 for country club dues and $11,417 of Company matching 401(k) contributions under the Savings Plan.

(10)	The amount shown includes $4,449 for country club dues and $4,575 of Company matching 401(k) contributions under the Savings Plan.

(11)	The amount shown includes $6,002 for country club dues, $8,095, net, of Company matching 401(k) contributions under the Savings Plan and $245,856 related to the cancellation of options as part of the merger transaction.

(12)	The amount shown includes $7,770 for country club dues and $9,530 of Company matching 401(k) contributions under the Savings Plan.

(13)	The amount shown includes $5,400 for country club dues and $8,577 of Company matching 401(k) contributions under the Savings Plan.

(14)	The amount shown includes $10,783 of Company matching 401(k) contributions under the Savings Plan and $170,185 related to the cancellation of options as part of the merger transaction.

(15)	The amount shown represents $7,667 of Company matching 401(k) contributions under the Savings Plan.

(16)	The amount shown represents $6,897 of Company matching 401(k) contributions under the Savings Plan.

The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, fiscal 2003.

Option/SAR Grants in Last Fiscal Year

Under the Holding Incentive Plan

	Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options Granted to Employees In Fiscal Year (%)	Exercise Price ($/Share)	Expiration Date	5% ($) (1)	10% ($) (1)
Jean-Pierre M. Ergas	802,796	(2)	43.7	10.00	2/8/13	5,048,741	12,794,501
Kenneth M. Roessler	401,398	(2)	21.8	10.00	2/8/13	2,524,370	6,397,250
Kevin C. Kern	96,336	(2)	5.2	10.00	2/8/13	605,852	1,535,348
Jeffrey M. O’Connell	40,140	(2)	2.2	10.00	2/8/13	252,438	639,728

(1)	Amounts reflect assumed rates of appreciation from the fair market value on the date of grant as set forth in the Securities and Exchange Commission’s executive compensation disclosure rules. No assurance can be made that the amounts reflected in these columns will be achieved.

(2)	All options were granted under the Holding Incentive Plan (see “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on February 8, 2004. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives established for fiscal year 2003 or certain cumulative EBITDA objectives at the end of fiscal 2004. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.

There were no options issued in Fiscal 2003 under the Predecessor Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below).

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Under the Holding Incentive Plan

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End ($) (1) Exercisable / Unexercisable

Jean-Pierre M. Ergas(2)	—	—	728,610 / 802,796	8,739,078 / 5,210,146

Kenneth M. Roessler(3)	—	—	75,424 / 401,398	989,507 / 2,605,073

Kevin C. Kern(4)	—	—	50,292 / 96,336	572,222 / 625,221

Jeffrey M. O’Connell(5)	—	—	37,320 / 40,140	412,380 / 260,509

(1)	As of the end of the fiscal year, all of the exercisable, unexercised options held by the Named Executive Officers were in the money. The fair market value of the underlying securities is based on the valuation of the underlying securities as of September 28, 2003 at $16.49 per share.

(2)	In connection with the merger, 112,395 vested options were exchanged for cash consideration of approximately $1,750,000 and 364,305 options were exchanged for options to acquire 728,610 shares of BCO Holding common stock with a weighted average exercise price of $4.50.

(3)	In connection with the merger, 57,288 vested options were exchanged for cash consideration of approximately $850,000 and 37,712 options were exchanged for options to acquire 75,424 shares of BCO Holding common stock with a weighted average exercise price of $3.37.

(4)	In connection with the merger, 15,887 vested options were exchanged for cash consideration of approximately $250,000 and 25,146 options were exchanged for options to acquire 50,292 shares of BCO Holding common stock with a weighted average exercise price of $5.11.

(5)	In connection with the merger, 11,040 options were cashed out for total consideration of approximately $170,000 and 18,660 options were exchanged for options to acquire 37,320 shares of BCO Holding common stock with a weighted average exercise price of $5.44.

There were no options exercised in Fiscal 2003 under the Predecessor Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below).

Long-Term Incentive Plans—Awards in Last Fiscal Year

The Company granted no long-term incentive plan awards in fiscal 2003.

Compensation of Directors

Directors who serve on our Board and who are also employed by us or one of our subsidiaries, or who are employed by Kelso, are not entitled to receive any fees for serving as directors. Each non-employee director will receive a fee to be agreed upon, except for Mr. Hayford, who will receive an annual retainer fee of $100,000 in respect of his services to us. As of September 28, 2003, we had one non-employee director who is entitled to an annual retainer fee of $25,000.

Prior to the Transaction. Directors who were employees of the Company or its subsidiaries prior to the Transaction were are not entitled to receive any fees for serving as directors. Each non-employee director received an annual retainer fee of $25,000 (except for Mr. Hayford, who received $50,000), a fee per meeting attended of $1,000 and a fee per committee meeting attended of $500. In addition, each non-employee director who served as a committee chairman received an annual fee of $3,500. All directors were reimbursed for reasonable out-of-pocket expenses related to their service as directors.

Management Employment Agreements

Jean-Pierre M. Ergas. Jean-Pierre M. Ergas has entered into an amended and restated employment agreement with us dated as of February 7, 2003, whereby Mr. Ergas will continue to serve as our Chief Executive Officer or, with our consent, our Executive Chairman during the employment period (as described below). Under this agreement, Mr. Ergas will receive an annual base salary of $550,000 or such higher amount as determined by our board, and is eligible to participate in all of our employee benefit plans for which our senior executive employees are generally eligible. For the Company’s 2003 fiscal year, Mr. Ergas will be eligible to receive an annual bonus of 70% of his base salary (the “Target Bonus”) if certain EBITDA targets are achieved. If these EBITDA targets are exceeded, Mr. Ergas’ Target Bonus for such fiscal year will be increased to a maximum of 2.5 times his Target Bonus. For each subsequent fiscal year, the Management Resources, Nominating and Compensation Committee of our Board will determine the applicable EBITDA targets that would trigger payment of Mr. Ergas’ Target Bonus. Mr. Ergas also received 802,796 options to purchase BCO Holding common stock pursuant to the BCO Holding Company Stock Incentive Plan (approximately 40% of the options available for grant under this plan). The employment period shall end on December 31, 2007, unless terminated earlier by the resignation, death, or permanent disability or incapacity of Mr. Ergas or we terminate Mr. Ergas’ employment period with or without cause, as defined in Mr. Ergas’ employment agreement, or Mr. Ergas terminates the employment period with or without good reason, as defined in Mr. Ergas’ employment agreement. Upon expiration of the employment period, Mr. Ergas will become non-executive chairman of the Company on such terms and conditions as we shall agree at such time, provided that Mr. Ergas shall be entitled to participate and vest in, and be deemed to be an employee for purposes of, all of our employee benefit programs.

In the event we terminate Mr. Ergas’ employment without cause, or Mr. Ergas terminates his employment for good reason, in each case, prior to December 31, 2007, we shall (i) pay his base salary until the second anniversary of the date of his termination, (ii) pay his target bonus in respect of fiscal year 2003 and the fiscal year in which his employment is terminated (or if his target bonuses have not yet been set for either such fiscal year, an amount equal to 70% of his base salary at the date of termination in lieu of the target bonus for either such fiscal year), (iii) reimburse his COBRA premium under our group health plan and dental plan (if any) on a monthly basis for the lesser of the period in which he is eligible to receive such continuation coverage or 18 months, which we define as the COBRA period, and, (iv) upon expiration of the COBRA period, procure individual medical and dental insurance policies for him on substantially similar terms as the coverage we provided to him as of the date of termination. In addition, in the event the employment period is terminated as a result of Mr. Ergas’ death or retirement upon or after reaching age 65, or the employment period expires, Mr. Ergas shall be entitled to receive a pro rata bonus for the year which includes the date of Mr. Ergas’ termination, based on the Company’s performance through such date, as determined by the Management Resources, Nominating and Compensation Committee of our Board.

If Mr. Ergas’ employment terminates for any reason other than for cause, Mr. Ergas will be entitled to a monthly supplemental retirement benefit until his death (and, following his death, until the death of his surviving spouse). The monthly benefit will be equal to one-twelfth of his then-current base salary, multiplied by a percentage multiplier based on the age of Mr. Ergas on the retirement date (10% if Mr. Ergas is 62 years of age on the retirement date and increasing by 5% each year for five years). Payments commence on the first day of the calendar month that begins coincident with or immediately after the later of (i) the date on which Mr. Ergas attains age 67, and (ii) Mr. Ergas’ termination date. If we terminate the employment period without cause, because of Mr. Ergas’ permanent disability or incapacity or Mr. Ergas resigns for good reason or after a change of control following the merger, Mr. Ergas shall be entitled to the maximum monthly retirement benefit (as if he were 67 years of age or older on such retirement date). Mr. Ergas has agreed not to compete with us during the term of his employment and so long as he is receiving salary and bonus under the agreement as a result of his termination by us without cause or by him for good reason (but in no event for less than eighteen months after the termination of his employment).

Amendments to Employment Arrangements and Bonus Targets

Effective as of the beginning of fiscal year 2003, we increased the annual base salaries payable to Messrs. Roessler, Kern and O’Connell. We also increased the target bonuses payable to Messrs. Roessler, Kern and O’Connell for fiscal year 2003 under our officers incentive plan assuming that we achieve the performance targets established for that year consistent with out past practices. In addition, we commenced the payment of Mr. Hayford’s supplemental retirement benefit of $157,500 per year.

Change in Control Agreements

Each of Messrs. Ergas, Roessler, Kern and O’Connell is a party to a separate change in control agreement with the Company. The merger constituted a change in control under each such agreement and, if the Company terminates the executive without cause at any time within 24 months following the merger, or if the executive leaves employment during that period for good reason (as defined in each change in control agreement), the executive will be entitled to:

•	A lump severance payment equal to (1) in the case of Mr. Ergas, the sum of three times his annual base salary at the time of the merger and one times his target incentive bonus at the time of the merger, (2) in the case of Mr. Roessler, the sum of two times his annual base salary at the time of the merger and one times his target incentive bonus at the time of the merger, (3) in the case of Mr. Kern, the sum of one and one half times his annual base salary at the time of the merger and one times his target incentive bonus at the time of the merger, and (4) in the case of Mr. O’Connell, the sum of one times his annual base salary at the time of the merger and one times his target incentive bonus at the time of the merger.

•	Payment of any executive perquisites that the executive is receiving as of his separation date until the later of six months (in the case of Mr. Roessler, nine months) from the separation date or the end of the calendar year in which the separation occurs.

•	Reimbursement of COBRA premiums under the Company’s group health and dental plan on a monthly basis for the period entitled to such continuation coverage.

•	Individual medical and dental insurance policies on substantially similar terms as provided by the Company as of the separation date for a period of six to 18 months following expiration of the COBRA period (other than for Messrs. Kern and O’Connell).

•	Payment of premiums for individual life insurance coverage on substantially similar terms as provided by the Company as of the separation date for a period of one to three years following the separation date.

•	Full vesting of any retirement plans maintained by the Company in which the executive participates as of the separation date.

•	In the case of the executives other than Mr. Ergas, outplacement services for a period of 12 months.

The change in control agreements provide that if any payments to the executive are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount of the separation payment to an executive described under the first bullet point above will be reduced by the minimum amount necessary to reduce the parachute payments to 299% of the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code. Following termination, each executive is subject to a customary one-year non-compete, which, if breached, would require an executive to repay (or, if unpaid, to forfeit) all the above specified payments and benefits.

BCO Holding Stock Incentive Plan

In February 2000, the Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”), which increased the aggregate number of shares of common stock authorized for issuance thereunder from 1,825,000 to 2,425,000. Options granted thereunder generally became exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Management Resources, Nominating and Compensation Committee of the Company’s Board of Directors. Options granted under the Predecessor Incentive Plan may have been incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options or a combination thereof. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable.

On February 7, 2003, effective with the closing of the Transaction, BCO Holding, our parent company, assumed the Predecessor Incentive Plan, which was renamed Holding 1995 Long-Term Incentive Plan (the “Holding Incentive Plan”). Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan with an exercise price of $10.00 per share of BCO Holding common stock (“New Options”). The New Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Under the Holding Incentive Plan, 2,006,989 shares of BCO Holding common stock are reserved for issuance upon exercise of options under the Holding Incentive Plan, which represents approximately 20% of the sum of the outstanding shares of BCO Holding common stock as of February 7, 2003 and the net shares issuable pursuant to the Exchange Options. In connection with the closing of the merger, 40% of the option pool (approximately 802,796 options) was granted to Mr. Ergas, 20% of the option pool (approximately 401,398 options) was granted to Mr. Roessler, 32% of the option pool (approximately 634,212 options) was granted to other employees, and the remaining 8% (approximately 168,583 options) will be granted to employees selected by Mr. Ergas, subject to the reasonable approval of the compensation committee of the Board of Directors of BCO Holding. The options granted in connection with the closing of the merger have an exercise price of $10.00 per share of BCO Holding common stock.

Three types of options may be granted under the BCO Plan:

•	Service options, which will generally become exercisable in up to three equal annual installments commencing on the first anniversary of the grant date;

•	Performance options, which will generally become exercisable in five equal annual installments if the Company achieves certain specified EBITDA objectives; and

•	Exit options, which will generally become exercisable only if the Kelso affiliates are able to sell their equity investment in BCO Holding at a price equal to at least two times their initial investment and achieve at least a 15% internal rate of return, subject to certain exceptions.

Under the BCO Plan, 40% of the options (approximately 802,796) will be service options, 10% (approximately 200,699) will be performance options and 50% (approximately 1,003,495) will be exit options.

In the event that a participant’s employment with us terminates by reason of death, disability or retirement, the participant (or the participant’s beneficiary) may exercise any vested options at any time prior to one year following the termination or the normal date of the options, whichever period is shorter, and all unvested options are cancelled immediately upon such termination. If we terminate the participant for cause, all options, whether vested or unvested, are immediately cancelled. In the event a participant’s employment terminates due to voluntary resignation or any reason other than those described above, any options held by the participant that are exercisable at the date of such termination, shall remain exercisable for a period of sixty days following the termination.

Upon a change in control, each outstanding service option (regardless of whether such service options are at such time otherwise exercisable), each performance option that is exercisable on or prior to the change in control, and each exit option that is exercisable on or prior to the change in control, shall be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the change in control price over the option price. Alternatively, the Compensation Committee of the BCO Holding board of directors may determine that in the event of a change in control, such options shall be honored or assumed, or new rights substituted therefore by the new employer on a substantially similar basis and in accordance with the terms and conditions of the BCO Plan. The BCO Plan also provides that if any payments to the participant are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount of the payment to a participant under the BCO Plan will be reduced by the minimum amount necessary to reduce the parachute payments to 299% of the participant’s “base amount” as defined in Section 280G of the Internal Revenue Code.

The Compensation Committee of the Board of Directors of BCO Holding administers the BCO Plan or, if there shall not be any committee serving, the board administers the plan. The committee has discretionary authority to determine the employees eligible to participate under the plan and determines the number of shares of common stock subject to each option granted thereunder, the time and condition of exercise of such option and all other terms and conditions of such option, including the form of the option agreement setting forth the terms and conditions of such option. The compensation committee determines the exercise price of each option under the incentive plan, provided that the exercise price cannot be less than the fair market value (as determined under the incentive plan) of the BCO Holding common stock on the date of grant. It is anticipated that all options will be non-qualified stock options for federal income tax purposes. Options are not transferable other than by will or by the laws of descent and distribution or, if permitted by the compensation committee, in connection with certain pledges and estate planning transfers. All of the shares acquired upon exercise of any option will be subject to the securityholder arrangements described above.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Puth, Donahoe, Dyer and Jones, who no longer serve as directors of the Company, served as members of the Management Resources, Nominating and Compensation Committee until February 7, 2003. We do not have any items to report related to Management Resources, Nominating and Compensation Committee interlocks or insider participation relationships of such persons with the Company.

Management Resources, Nominating and Compensation Committee Report on Executive Compensation

The Management Resources, Nominating and Compensation Committee of the Board of Directors (“the Compensation Committee”) offers this report regarding the compensation policies for the Company’s executive officers, including the Chief Executive Officer.

The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers of the Company and develops and administers programs providing stock-based incentives. After consideration of the Compensation Committee’s recommendations, the entire Board reviews and approves the salaries and bonuses and the stock and benefit programs for the Company’s executive officers. This report documents the components of the Company’s executive officer compensation programs and describes the bases upon which compensation are determined by the Compensation Committee with respect to the executive officers of the Company.

Compensation Philosophy

The compensation philosophy of the Company is to link executive compensation to continuous improvements in corporate performance and increases in stockholder value. The goals of the Company’s executive compensation programs are as follows:

•	To establish pay levels that enable the Company to attract and retain highly qualified executives in light of the overall competitiveness of the market for high quality executive talent.

•	To recognize superior individual performance, new responsibilities and new positions within the Company.

•	To balance short-term and long-term compensation to complement the Company’s annual and long-term business objectives and strategy and to encourage executive performance in furtherance of the fulfillment of those objectives.

•	To provide variable compensation opportunities based on the Company’s performance.

•	To align executive remuneration with the interests of the stockholder.

Compensation Program Components

The Compensation Committee regularly reviews the Company’s compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

Base Salary. The base pay level for Mr. Ergas is set forth in his employment agreement, as amended. (See “Management Employment Agreements” above.) Mr. Ergas’ base pay level was re-negotiated effective February 7, 2003 in connection with the Agreement and Plan of Merger dated September 30, 2002 between BWAY and affiliates of Kelso & Company L.P. that was consummated on February 7, 2003 (the “Merger Agreement”). Also, in conjunction with the Merger Agreement, salary adjustments for Messrs. Kern, Roessler and O’Connell were approved pending the consummation of the merger, which occurred on February 7, 2003. Mr. Ergas, as Chief Executive Officer, may recommend to this Committee changes or modifications in Messrs. Kern, Roessler or O’Connell’s compensation as he deems necessary for the proper operation of the Company.

Annual Incentives. Messrs. Ergas, Kern, Roessler and O’Connell are eligible for annual incentives under the Company’s Officer Incentive Plan with awards determined annually by the Compensation Committee. The Company uses annual incentives to enhance management’s contribution to stockholder returns by offering competitive levels of compensation for the attainment of the Company’s financial objectives. In particular, the Company utilizes annual incentives to focus corporate behavior on the achievement of goals for growth, financial performance and other items.

Stock Ownership. The Compensation Committee believes that it can align the interests of management and the stockholder by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to establish a meaningful ownership position in the Company. The Compensation Committee of the Board of Directors of BCO Holding Company (“BCO Holding”), our sole stockholder, granted stock options in BCO Holding to Messrs. Ergas, Kern, Roessler and O’Connell under the BCO Holding Incentive Plan. See “Option/SAR Grants in Last Fiscal Year” above. It also granted a limited number of stock options under the BCO Holding Incentive Plan to other key employees during fiscal 2003. BWAY is a wholly owned subsidiary of BCO Holding.

Compensation for the Chief Executive Officer

The base pay level and annual incentive bonus compensation for Mr. Ergas, who has served as the Company’s Chief Executive officer since January 2000, was determined pursuant to his amended employment agreement dated February 7, 2003. Pursuant to this employment agreement, Mr. Ergas’ base salary is set at $550,000 per annum through January 2004 and bonus compensation for fiscal 2003 was set based on certain EBITDA targets as defined in the employment agreement. In February 2004 and annually thereafter, the Compensation Committee in its sole discretion based on the achievement of goals and objectives determined by it and in accordance with Mr. Ergas’ employment agreement may change base pay and, following fiscal 2003 and each subsequent fiscal year, shall determine the Company’s EBITDA objectives that, if achieved, will trigger his annual incentive bonus.

Certain Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the deductibility of compensation over $1 million to any of the Named Executive Officers, unless, in general, the compensation is paid pursuant to a plan that is performance-based, non-discretionary and has approved by the Company’s stockholders. The Company’s policy with respect to Section 162(m) is to make reasonable efforts to ensure that compensation is deductible without limiting the Company’s ability to attract and retain qualified executives.

Summary

After reviewing the Company’s existing programs, the Compensation Committee believes that the total compensation program for executives of the Company is focused on increasing values for our stockholder and enhancing corporate performance, that the compensation of executive officers is properly tied to stock appreciation through stock options or stock ownership, and that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes.

THIS COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS FORM 10-K INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

The following directors and members of the Company’s Management Resources, Nominating and Compensation Committee have provided the foregoing report:

Thomas R. Wall, IV, Chairman

Warren J. Hayford

David I. Wahrhaftig

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information with respect to the beneficial ownership of the common stock of BCO Holding as of December 1, 2003, by (i) each stockholder known by us who owns beneficially 5 percent or more of the outstanding shares of such common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. BCO Holding owns 100% of the capital stock of BWAY, which in turn owns 100% of the capital stock of BWAY Manufacturing. To our knowledge, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

On February 7, 2003, BCO Holding entered into a securityholders agreement with the Kelso affiliates and certain stockholders who own shares and options of BCO Holding. This securityholders agreement covers, among other things, transferability of the stockholders’ shares and the composition of the board of directors. See “Certain Relationships and Related Transactions—Securityholders Agreement.” In addition, the securityholders agreement requires and other future agreements may require BCO Holding to repurchase BCO Holding’s common stock or options to purchase BCO Holding’s common stock. We may fund all or a portion of such repurchases, subject to the provisions of the indenture governing the notes, provisions of our new credit facility and other conditions.

Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class (2)
Kelso Investment Associates VI, L.P. (3)	7,800,000 (4)	84.8%
KEP VI, LLC (3)	7,800,000 (4)	84.8
Frank T. Nickell (3)	(5)	(5)
Thomas R. Wall, IV (3)	(5)	(5)
George E. Matelich (3)	(5)	(5)
Michael B. Goldberg (3)	(5)	(5)
David I. Wahrhaftig (3)	(5)	(5)
Frank K. Bynum, Jr. (3)	(5)	(5)
Philip E. Berney (3)	(5)	(5)
Jean-Pierre M. Ergas	728,610 (6)	7.3
Kenneth Roessler	75,424 (7)	*
Kevin C. Kern	50,292 (8)	*
Jeffrey O’Connell	37,320 (9)	*
Warren J. Hayford	1,864,026 (10)	18.9
Marylou Hayford	1,193,182 (11)	13.0
David M. Roderick	—	—
All Directors and Executive Officers as a Group (8 persons)	2,755,672 (12)	25.6

*	Less than one percent.

(1)	The number of shares includes shares of common stock subject to options exercisable within 60 days of December 1, 2003.

(2)	As of December 1, 2003, 9,193,192 shares of common stock of BCO Holding were issued and outstanding. Shares subject to options exercisable within 60 days of December 1, 2003 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(4)	The shares of common stock beneficially owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represents the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC.

  Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own   each of the other’s shares, but disclaim such beneficial ownership.

(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.

(6)	The shares of common stock beneficially owned by Mr. Ergas consist of 728,610 shares subject to options.

(7)	The shares of common stock beneficially owned by Mr. Roessler consist of 75,424 shares subject to options.

(8)	The shares of common stock beneficially owned by Mr. Kern consist of 50,292 shares subject to options.

(9)	The shares of common stock beneficially owned by Mr. O’Connell consist of 37,320 shares subject to options.

(10)	The shares of common stock beneficially owned by Mr. Hayford consist of 1,193,192 shares owned directly by his wife, Marylou Hayford, and 670,834 shares subject to options directly owned by Mr. Hayford. Mr. Hayford disclaims beneficial ownership of the shares owned directly by his wife.

(11)	The shares of common stock beneficially owned by Mrs. Hayford do not include 670,834 shares subject to options owned directly by her husband, Warren J. Hayford.

(12)	Excludes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Wall and Mr. Wahrhaftig.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements) under which the equity securities of BCO Holding are authorized for issuance as of September 28, 2003. We are wholly-owned subsidiary of BCO Holding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders under the BCO Holding Incentive Plan	3,464,226	$7.57	168,583
Equity compensation plans not approved by security holders	—	—	—

Total	3,464,226	$7.57	168,583

Item 13.	Certain Relationships and Related Transactions

Securityholders Agreement

BWAY is a wholly-owned subsidiary of BCO Holding. On February 7, 2003, BCO Holding entered into a securityholders agreement with the Kelso affiliates, which in the aggregate own a majority of BCO Holding’s common stock, and certain other securityholders who own common stock and options to purchase common stock of BCO Holding and whom we refer to in this prospectus as the non-Kelso securityholders. The securityholders agreement provides that Jean-Pierre M. Ergas or a family representative, or, with Kelso’s consent, other representative following his death or disability, will be a member of BCO Holding’s board of directors until the later to occur of (a) Mr. Ergas no longer serving as either our chief executive officer or chairman or (b) he or his family or estate selling any of their equity in BCO Holding. The securityholders agreement also provides that

Warren J. Hayford or another person he and Mary Lou Hayford designate will be a member of BCO Holding’s board of directors (or if BCO Holding’s board of directors is composed of 11 or more persons, Mr. and Mrs. Hayford may designate two of BCO Holding’s directors). Consent of the Kelso affiliates is required for any Hayford designees who are not members of the Hayford family. The Kelso affiliates have the right to designate all of the other members of BCO Holding’s board of directors. Mr. Hayford or any Hayford family member board designee or the disinterested members of BCO Holding’s board have the right to approve all affiliate transactions and certain other matters, subject to certain specified exceptions. Mr. Ergas’ employment agreement has been amended to provide that Mr. Ergas will remain as either chief executive officer or executive chairman through December 31, 2007.

The securityholders agreement generally restricts the transfer of shares of common stock owned by the non-Kelso securityholders and any of our employees who will, at a later point, become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or transfers in connection with certain pledges, so long as any transferee agrees to be bound by the terms of the securityholders agreement. Warren J. Hayford and Mary Lou Hayford have the right to transfer their shares to third parties with the consent of the Kelso affiliates.

In addition, the non-Kelso securityholders have “tag-along” rights to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. Similarly, the Kelso affiliates have “drag-along” rights to cause the non-Kelso securityholders to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to a third parties. Our employees who are parties to the securityholders agreement are subject to “put” and “call” rights, which, subject to certain exceptions, entitle an employee stockholder to require BCO Holding to purchase their shares, and which entitle BCO Holding, subject to certain exceptions, to require the employee stockholder to sell their shares to BCO Holding, upon any termination of the stockholder’s employment with BCO Holding, at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options The securityholders agreement also contains a provision that requires BCO Holding to offer certain existing stockholders the right to purchase shares of BCO Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

Registration Rights Agreement

On February 7, 2003, BCO Holding entered into a registration rights agreement with the non-Kelso securityholders. Pursuant to this agreement, the Kelso affiliates have the right to make an unlimited number of requests that BCO Holding register their shares under the Securities Act, and, following the first anniversary of an initial public offering, Mr. and Mrs. Hayford have the right to make up to two requests for such registration. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BCO Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the registration rights agreement have the right to include their shares in the registration statement, subject to certain conditions.

Kelso Arrangements

In connection with the closing of the merger, we paid to Kelso a one-time fee of $4,950,000. In addition, we entered into an agreement, which requires us to pay to Kelso annual financial advisory fees not to exceed $495,000, reimburse Kelso and certain of its affiliates for their expenses incurred in connection with the transactions and in connection with any services to be provided by Kelso or any such affiliates to us on a going forward basis, and indemnify Kelso and certain of its affiliates with respect to the Transaction and any services to be provided by Kelso or any such affiliates to us on a going-forward basis.

Exchange Agreements

BCO Holding entered into separate exchange agreements, dated as of September 30, 2002, with each of Jean-Pierre M. Ergas, Warren J. Hayford, Mary Lou Hayford, Thomas N. Eagleson, Kevin C. Kern, Jeffrey M. O’Connell and Kenneth M. Roessler. Pursuant to these exchange agreements, immediately prior to the consummation of the merger of BCO Acquisition and BWAY, Mary Lou Hayford exchanged 596,596 shares of common stock of BWAY for 1,193,192 shares of common stock of BCO Holding, and Jean-Pierre M. Ergas,

Warren J. Hayford, Thomas N. Eagleson, Kevin C. Kern, Jeffrey M. O’Connell and Kenneth M. Roessler exchanged, in the aggregate, options to acquire 812,910 shares of common stock of BWAY for new options to acquire, in the aggregate, 1,625,820 shares of common stock of BCO Holding. As a result of the exchange agreements, these continuing investors hold, in the aggregate, shares of BCO Holding’s common stock, which, together with options to purchase BCO Holding’s common stock, but without giving effect to the grant of new stock options under BCO Holding’s new stock incentive plan, represent approximately 26.1% of the fully diluted equity of BCO Holding.

Other Arrangements

On July 25, 2003, we acquired Kenneth M. Roessler’s Atlanta, Georgia residence in connection with his relocation to Cincinnati, Ohio. Under our relocation policy, we paid Mr. Roessler $146,515 for the residence, which was subject to an outstanding mortgage in a principal amount of $278,151. A relocation company has assumed the mortgage and is marketing the property for sale. We have advanced the relocation company $29,960 for estimated holding costs and remain responsible for all future costs of holding and selling the property.

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

Item 14.	Principal Accounting Fees and Services

Fees paid to Deloitte & Touche LLP – Audit and non-audit fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended September 28, 2003 and September 29, 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Fiscal Year $ in millions	2003	2002
Audit Fees	$0.2	$0.2
Audit Related Fees (1)	$0.2	$0.3
Tax Fees (2)	$0.1	$0.1
All Other Fees	$0.0	$0.0
Total	$0.5	$0.6

(1)	Audit Related Fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, due diligence related to mergers and acquisitions, review of filings related to the registration of the Company’s senior subordinated notes, and accounting consultations regarding the application of GAAP to proposed transactions.

(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare of issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-32.

(2)	The Financial Statement Schedules listed in the Index to the Financial Statement Schedules on page S-1.

(3)	The Exhibits listed in the Index to Exhibits on page S-1.

(b)	Reports on Form 8 – K.

None.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, competitive risks from substitute products and other steel container manufacturers, termination of the Company’s customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in raw material costs or availability, labor unrest, catastrophic loss of one of the Company’s manufacturing facilities, environmental exposures, management’s inability to identify or execute selective acquisitions, failures in the Company’s computer systems, unanticipated expenses, delays in implementing cost reduction initiatives, potential equipment malfunctions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company takes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future operating results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWAY CORPORATION (Registrant)

By	/s/ Jean-Pierre M. Ergas

Jean-Pierre M. Ergas Chairman and Chief Executive Officer

Date	December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on December 23, 2003.

Signatures	Title

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin C. Kern Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Warren J. Hayford Warren J. Hayford	Director

/s/ David I. Wahrhaftig David I. Wahrhaftig	Director

/s/ Thomas R. Wall, IV Thomas R. Wall, IV	Director

/s/ David M. Roderick David M. Roderick	Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase Agreement, dated November 21, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

2.2	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002.(15)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation, as amended.(17)

3.2	Form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of BWAY Corporation (formerly known as Brockway Standard Holdings Corporation).(17)

3.3	Amended and Restated By-laws of BWAY Corporation.(17)

3.4	Certificate of Incorporation of BWAY Manufacturing, Inc., as amended.(17)

3.5	By-laws of BWAY Manufacturing, Inc. (formerly known as Brockway Standard (New Jersey), Inc.).(17)

4.1

Amended and Restated Credit Agreement, dated as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and Armstrong Containers, Inc., as borrowers, with BWAY Corporation, as funds administrator, the lenders named therein and Deutsche Bank Trust Company Americas, as agent.(17)

4.2	Indenture, dated as of as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.3

First Supplemental Indenture, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.4	Assumption Agreement, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp.(17)

4.5	Form of 10% Senior Subordinated Note due 2010.(17)

4.6	Registration Rights Agreement, dated as of November 27, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

4.7

Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein.(17)

4.8	Form of certificate representing shares of Common Stock of BWAY Corporation.(2)

The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.#(1)

10.2	Employment Agreement between BWAY Corporation and John T. Stirrup, dated as of June 1, 1995.#(1)

10.3	Contract and Lease dated September 3, 1968, between the City of Picayune, Mississippi and Standard Container Company.(1)

10.4	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc.(1)

10.5	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc.(1)

10.6	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc.(1)

10.7	Lease Agreement dated November 16, 1996 between Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996.(8)

10.8	Lease dated August 9, 1991 between DK Containers, Inc. and Smith Barney Birtcher Institutional Fund-I Limited Partnership and the First Amendment thereto.(1)

10.9	Lease dated September 2, 1994 between Division Street Partners, L.P. and BSNJ.(6)

10.10	Employment Agreement between BWAY Corporation and James W. Milton, dated as of May 28, 1996.#(4)

10.11	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.#(5)

10.12	Employment Agreement between BWAY Corporation and John T. Stirrup Amendment No. 1.#(7)

10.13	Employment Agreement between BWAY Corporation and John T. Stirrup—Amendment No. 2.#(9)

10.14	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.#(10)

10.15	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company.(10)

10.16	Lease Agreement dated September 15, 1999 between Division Street Partners, L.P. and BSNJ.(10)

10.17	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.#(11)

10.18	Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001.#(12)

10.19	Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001.#(12)

10.20	Separation and Release Agreement between BWAY Corporation and James W. Milton, dated November 2, 2001.#(15)

10.21	Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas, dated August 30, 2001.#(13)

10.22	Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas effective January 1, 2002.#(13)

10.23	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.).(14)

10.24	Change in Control Agreement, between BWAY Corporation and Jeffrey M. O’Connell, dated August 9, 2001.#(16)

10.25	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003.#(17)

10.26	BCO Holding Company Stock Incentive Plan.#(17)

10.27	Form of BCO Holding Company Nonqualified Stock Option Agreement.#(17)

10.28	Asset Purchase Agreement by and among SST Industries, Inc., SST Industries of Georgia, Inc., SST Industries of Virginia, Inc. and C. Winfield Scott dated as of August 25, 2003.

10.29	Lease between Loveland Properties Limited Partnership and BWAY Manufacturing, Inc. dated as of August 25, 2003.

10.30	Lease between CWS Realty of Georgia, Inc. and BWAY Manufacturing, Inc. dated as of August 25, 2003.

14.1	BWAY Corporation Code of Ethics.

21.1	Subsidiaries of BWAY Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 (File No. 33-91114).

(2)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending October 1, 1995 (File No. 0-26178).

(3)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending March 31, 1996 (File No. 0-26178).

(4)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending June 30, 1996 (File No. 0-26178).

(5)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225).

(6)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending September 29, 1996 (File No. 1-12415).

(7)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending March 29, 1998 (File No. 1-12415).

(8)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending September 28, 1997 (File No. 1-12415).

(9)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending July 4, 1999 (File No. 1-12415).

(10)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending October 3, 1999 (File No. 1-12415).

(11)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending April 2, 2000 (File No. 1-12415).

(12)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending July 1, 2001 (File No. 1-12415).

(13)	Incorporated by reference to BWAY Corporation’s Form 10-K for the period ending September 30, 2001 (File No. 1-12415).

(14)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending June 30, 2002 (File No. 1-12415).

(15)	Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415).

(16)	Incorporated by reference to BWAY Corporation’s Form 10-K for the period ending September 29, 2002 (File No. 1-12415).

(17)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-4 (File No. 333-104388).

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of September 29, 2002 and September 28, 2003	F-3

Consolidated Statements of Operations for the years ended September 30, 2001 and September 29, 2002 and for the periods from September 30, 2002 to February 6, 2003 and February 7, 2003 to September 28, 2003

F-4

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2001 and September 29, 2002 and for the periods from September 30, 2002 to February 6, 2003 and February 7, 2003 to September 28, 2003

F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and September 29, 2002 and for the periods from September 30, 2002 to February 6, 2003 and February 7, 2003 to September 28, 2003

F-6

Notes to the Consolidated Financial Statements	F-8

2003 ANNUAL REPORT

BWAY Corporation and Subsidiaries

Independent Auditors’ Report

To the Board of Directors

BWAY Corporation

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the “Company”) as of September 28, 2003 (Successor) and September 29, 2002 (Predecessor) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from February 7, 2003 to September 28, 2003 (Successor), for the period from September 30, 2002 to February 6, 2003 (Predecessor) and for each of the two years in the period ended September 29, 2002 (Predecessor). Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2003 (Successor) and September 29, 2002 (Predecessor), and the results of its operations and its cash flows for the period from February 7, 2003 to September 28, 2003 (Successor), for the period from September 30, 2002 to February 6, 2003 (Predecessor) and for each of the two years in the period ended September 29, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective September 30, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective September 30, 2002, the Company changed its method of accounting for debt extinguishment to conform to Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44 and 46, Amendment of FASB Statement No. 13 and Technical Corrections,” and effective January 1, 2003, the Company changed its method of accounting for exit and disposal activities to conform to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 11, 2003

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

	Successor	Predecessor
($ in thousands)	September 28 2003	September 29 2002
Assets
Current assets
Cash and equivalents	$248	$19,490
Accounts receivable, net of allowance for doubtful accounts of $961 and $1,769	54,767	51,005
Inventories, net	50,868	44,394
Current income taxes receivable	3,973	—
Deferred tax asset	8,386	5,388
Assets held for sale	—	1,023
Other	2,375	2,062

Total current assets	120,617	123,362
Property, plant and equipment, net	120,357	106,820
Other assets
Goodwill, net	120,123	67,968
Other intangibles, net	71,373	4,191
Deferred financing fees, net of accumulated amortization of $2,164 and $3,002	9,143	3,345
Other	1,712	1,000

Total other assets	202,351	76,504

Total Assets	$443,325	$306,686

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,151	$66,333
Accrued salaries and wages	10,991	9,885
Accrued interest	9,358	4,797
Accrued rebates	6,883	6,208
Other	12,783	15,672

Total current liabilities	103,166	102,895
Long-term debt	217,170	100,000
Other long-term liabilities
Deferred income taxes	30,831	18,865
Other	12,671	12,278

Total other long-term liabilities	43,502	31,143
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000 and 9,851,002	—	99
Additional paid-in capital	73,622	36,627
Retained earnings	5,865	48,669

	79,487	85,395

Less: Treasury stock, at cost, shares held 0 and 1,142,376	—	(12,747)

Total stockholders’ equity	79,487	72,648

Total Liabilities and Stockholders’ Equity	$443,325	$306,686

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

	Successor	Predecessor	Predecessor
	For the Periods From		Years Ended
($ in thousands)	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002	September 30 2001
Net sales	$364,384	$186,726	$527,601	$475,039

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	311,447	166,383	456,788	425,084
Depreciation and amortization	16,835	6,091	19,582	20,713
Selling and administrative expense	8,675	14,875	14,179	15,610
Merger-related transaction costs	—	2,488	1,478	—
Restructuring and impairment charge (adjustment)	260	(460)	1,250	21,500
Interest expense, net	16,935	11,190	13,109	15,747
Equity investor fees	349	—	—	—
Other, net	556	17	(597)	(970)

Total costs, expenses and other	355,057	200,584	505,789	497,684

Income (loss) before income taxes	9,327	(13,858)	21,812	(22,645)

Provision for (benefit from) income taxes	3,462	(4,791)	9,556	(6,157)

Net income (loss)	$5,865	$(9,067)	$12,256	$(16,488)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Corporation and Subsidiaries

	Successor	Predecessor	Predecessor
	For the Periods From		Years Ended
($ in thousands)	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002	September 30 2001
Common stock and additional paid-in capital
Balance, beginning of period	$36,992	$36,726	$36,859	$36,859
Issuance of treasury stock for stock options exercised	—	(42)	(165)	—
Tax benefit of stock options exercised	—	308	32	—
Redemption of Predecessor’s outstanding common stock	(36,992)	—	—	—
Issuance of common stock to BCO Holding	73,622	—	—	—

Balance, end of period	$73,622	$36,992	$36,726	$36,859

Retained earnings
Balance, beginning of period	$39,602	$48,669	$36,413	$52,901
Write-off of Predecessor’s retained earnings associated with the Transaction	(39,602)	—	—	—
Net income (loss)	5,865	(9,067)	12,256	(16,488)

Balance, end of period	$5,865	$39,602	$48,669	$36,413

Treasury stock, at cost
Balance, beginning of period	$(12,160)	$(12,747)	$(12,837)	$(10,799)
Issuance of treasury stock for stock options exercised	—	587	479	—
Purchase of treasury stock, net	—	—	(389)	(2,038)
Cancellation of Predecessor’s stock held in treasury	12,160	—	—	—

Balance, end of period	$—	$(12,160)	$(12,747)	$(12,837)

Total stockholders’ equity	$79,487	$64,434	$72,648	$60,435

(in thousands of shares)
Common Stock share data
Shares issued	1	9,851	9,851	9,851

Treasury stock
Balance, beginning of period	(8,761)	(1,142)	(1,149)	(584)
Issuance of treasury stock for stock options exercised	—	52	43	—
Purchase of treasury stock, net	—	—	(36)	(565)
Cancellation of Predecessor’s common stock held in treasury associated with the Transaction	8,761	—	—	—

Balance, end of period	—	(1,090)	(1,142)	(1,149)

Common stock shares issued and outstanding	1	8,761	8,709	8,702

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

	Successor	Predecessor	Predecessor
	For the Periods From		Years Ended
($ in thousands)	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002	September 30 2001
Cash Flows from Operating Activities
Net income (loss)	$5,865	$(9,067)	$12,256	$(16,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,846	5,941	16,743	17,538
Amortization of goodwill and other intangibles	4,989	150	2,839	3,175
Amortization of deferred financing costs	1,168	359	977	992
Write-off of deferred financing costs	1,900	1,695	—	307
Provision for doubtful accounts	(194)	(614)	1,019	944
Restructuring and impairment charge (adjustment)	260	(460)	1,250	21,500
Loss (gain) on disposition of property, plant and equipment	425	24	(203)	(1,013)
Gain on sale of equity securities	—	—	(418)	—
Deferred income taxes	170	(1,802)	6,969	(6,548)
Stock-based compensation	1,154	—	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(1,246)	2,333	(6,972)	(1,612)
Inventories	4,383	(5,643)	595	328
Other assets	351	(570)	356	1,401
Accounts payable	(3,619)	(2,920)	2,029	3,170
Accrued and other liabilities	3,217	15,624	4,336	(3,386)
Income taxes, net	(254)	(7,185)	4,287	1,808

Net cash provided by (used in) operating activities	30,415	(2,135)	46,063	22,116

Cash Flows from Investing Activities
Capital expenditures	(8,879)	(4,607)	(10,586)	(9,421)
Business acquisitions, net of cash acquired	(23,247)	—	—	—
Merger transaction costs	(19,868)	—	—	—
Proceeds from disposition of property, plant and equipment	5	23	640	5,381
Proceeds from sale of equity securities	—	—	418	—
Other	(17)	2	—	—

Net cash used in investing activities	(52,006)	(4,582)	(9,528)	(4,040)

Cash Flows from Financing Activities
Net borrowings (repayments) under bank revolving credit agreement	14,517	2,653	(12,808)	36,608
Extinguishment of long-term debt	(100,000)	—	—	(50,000)
Proceeds from assumption of senior subordinated notes	200,470	—	—	—
Issuance of common stock to BCO Holding	80,000	—	—	—
Redemption of Predecessor stock and options	(175,885)	—	—	—
Increase (decrease) in unpresented bank drafts	10,170	(12,417)	(4,410)	(775)
Principal payments under capital leases	(48)	(19)	(37)	—
Purchase of treasury stock, net	—	—	(389)	(2,038)
Issuance of treasury stock for stock options exercised	—	545	314	—
Funds received from (placed into) escrow related to the Transaction	3,000	(3,000)	—	—
Financing costs incurred	(10,495)	(425)	—	(2,547)

Net cash provided by (used in) financing activities	21,729	(12,663)	(17,330)	(18,752)

Net increase (decrease) in cash equivalents	138	(19,380)	19,205	(676)
Cash and equivalents, beginning of period	110	19,490	285	961

Cash and equivalents, end of period	$248	$110	$19,490	$285

Continued on next page . . .

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

. . . continued from prior page

	Successor	Predecessor	Predecessor
	For the Periods From		Years Ended
	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002	September 30 2001
Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) during the period for:
Interest	$18,611	$5,374	$11,720	$14,345

Income taxes	$3,545	$4,197	$(1,700)	$(1,303)

Details of business acquisitions:
Fair value of assets acquired	$27,972	$—	$—	$—
Liabilities assumed	(4,725)	—	—	—

Net cash paid for business acquisitions	$23,247	$—	$—	$—

Non-Cash Investing and Financing Activities
Amounts owed for capital expenditures	$2,763	$1,122	$319	$469

Acquisition of property, plant and equipment utilizing capital leases	$32	$—	$328	$—

Note receivable received in disposition of assets held for sale	$1,450	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

1.	Business and Summary of Significant Accounting Policies

Business Operations

BWAY Corporation (“BWAY”) is a holding company whose significant subsidiary, BWAY Manufacturing, Inc. (“BWAY Manufacturing”) (collectively the “Company”) manufactures and distributes metal containers, rigid plastic containers and provides material center services primarily in the United States and Canada. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. The Company sells and markets its products under the BWAY Corporation name.

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P., as a result of the merger agreement entered into with BCO Holding and BCO Acquisition, Inc. pursuant to which all outstanding shares of the BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003 for $20.00 per share in cash (the “Merger”).

The Merger was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors.

In the fourth quarter of fiscal 2003, BWAY Manufacturing acquired substantially all of the assets of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, which added these plastic containers to the Company’s available products.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of BWAY and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Due to the Merger, the consolidated statements of income, consolidated statements of stockholders’ equity and the consolidated statements of cash flows for fiscal year 2003 are presented as Predecessor and Successor related to the period preceding the merger and the period succeeding the merger, respectively. The Predecessor period is from September 30, 2002 to February 6, 2003 (“Predecessor 2003”) and the Successor period is from February 7, 2003 to September 28, 2003 “(Successor 2003”). Unless otherwise indicated, information presented as fiscal 2003 is for the entire fiscal year from September 30, 2002 to September 28, 2003.

Fiscal Year

The Company’s fiscal year is a 52- or 53- week fiscal period ending on the Sunday nearest to September 30. Each of the three fiscal years in the period ended September 28, 2003 is a 52-week fiscal period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Inventories

Inventories are carried at the lower of cost or market, with cost generally determined under the last-in, first-out (LIFO) method of inventory valuation. Inventories related to the August 2003 acquisition of SST Industries are determined under the first-in, first-out (FIFO) method of inventory valuation (see Note 3). The Company estimates reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization.

Property, Plant and Equipment

The Company’s property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: buildings and improvements, 30 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 7 years; computer information systems, 3 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term.

Equipment under capital leases is amortized using the straight-line method over the lesser of the estimated useful lives or the terms of the leases. The Company periodically assesses the appropriateness of and makes revisions to the remaining estimated useful lives of property, plant and equipment.

The Company capitalizes expenditures for major renewals and replacements and charges against income expenditures for maintenance and repairs. When the Company retires or otherwise disposes of property, plant and equipment, the asset balances are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to operations.

Interest is capitalized in connection with the installation of major machinery and equipment acquisitions. The capitalized interest is recorded as part of the cost of the related asset and is amortized over the asset’s estimated useful life. In Successor 2003, Predecessor 2003 and fiscal 2002 and 2001, approximately $91 thousand, $86 thousand, $190 thousand and $30 thousand of interest cost was capitalized, respectively.

Computer Information Systems

Costs directly associated with the initial purchase, development and implementation of computer information systems are capitalized and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of the systems, principally three years. Ongoing maintenance costs for computer information systems are expensed as incurred or, in the case of prepaid agreements, amortized to expense over the applicable term.

Goodwill and Other Intangible Assets

Effective with the adoption of SFAS 142 in fiscal 2003, goodwill is no longer amortized. Instead, goodwill is tested for impairment at least annually at the end of the Company’s eleventh fiscal month (approximately August 30). Prior to fiscal 2003, goodwill was amortized on a straight-line basis over its estimated useful life (20 to 40 years).

The Company’s adoption of SFAS 142 at the beginning of fiscal 2003 did not result in the identification of any other intangible assets included in goodwill that should have been recognized separately. In addition, upon the adoption of SFAS 142, the Company performed a transitional impairment test, which did not indicate a goodwill impairment.

Intangible assets consist of identifiable intangibles (trademarks, trade names, customer relationships and covenants not-to-compete) and goodwill. The Company amortizes finite-lived, identifiable intangible assets over their remaining useful lives, which range from 4 to 16 years. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining the valuation associated with the transaction. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis. Infinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment annually (as discussed above) according to SFAS 142, Goodwill and Other Intangible Assets, as discussed under “Recent Accounting Pronouncements” below.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related financing agreement using the straight-line method, which approximates the effective yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Revenue Recognition

The Company recognizes revenue when product is shipped and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. The Company does not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

The Company enters into contractual agreements with its customers for rebates on certain products. The Company accrues a provision for these rebates and takes a charge against net sales in the same period as the associated revenue is recognized.

Comprehensive Income

The Company follows the disclosure requirements of SFAS 130, Reporting Comprehensive Income. SFAS 130 requires the disclosure of total non-shareholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The components of other comprehensive income applicable to the Company are translation gains and losses on foreign currency and certain transactions associated with derivative instruments. There were no material translation gains and losses on foreign currency or derivative instrument transactions during the fiscal years 2003, 2002 and 2001. As a result, there were no components of other comprehensive income applicable to the Company during those periods.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. Impairment of goodwill and write-down, if any, is measured based on estimates of future discounted cash flows including interest charges. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale on the consolidated balance sheet.

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

Long-Term Debt –The fair value of outstanding borrowings under the Company’s variable rate Credit Facility approximates the carrying amount since Credit Facility borrowings are at market rates. The fair value of the Company’s fixed rate, senior subordinated notes is based on a quoted market price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

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

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, which allows the Company to continue to follow the guidance of APB 25, but requires pro-forma disclosures of net income and earnings as if the Company had adopted SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which, among other things, requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.0%	53.6%	53.6%	55.3%
Risk-free interest rate	3.0%	5.3%	5.3%	5.8%
Expected lives (years)	5.0	4.7	4.7	4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates of the awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income (loss) would have been as follows:

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Net income (loss), as reported	$5,865	$(9,067)	$12,256	$(16,488)

Stock-based compensation included in net income (loss), net of tax (1) (2)	726	8,239	—	—
Pro forma stock-based compensation under SFAS 123, net of tax	(1,837)	(1,271)	(3,935)	(1,724)

Pro forma net income (loss)	$4,754	$(2,099)	$8,321	$(18,212)

(1)	The $8.2 million of stock-based compensation, net of tax, recorded in the period from September 30, 2002 to February 6, 2003 related to the settlement of outstanding stock options of the Predecessor associated with the Merger.
(2)	The $0.6 million of stock-based compensation, net of tax, recorded in the period from February 7, 2003 to September 28, 2003 related to stock options issued pursuant to the Holding Incentive Plan (see Note 9).

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement was generally effective for contracts entered into or modified after June 30, 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation was immediately effective for all enterprises with variable interests in VIEs created after January 31, 2003. An entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity in the first interim or annual reporting period ending after December 15, 2003. The Company has not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on its results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement were effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not impact the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized as liabilities as incurred in periods following a commitment to an exit or disposal plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminated the requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 46. The changes in SFAS 145 related to debt extinguishment became effective for the Company in fiscal 2003 and the other changes were effective for all financial statements issued on or after May 15, 2002.

In fiscal 2001, the Company recorded an extraordinary loss of approximately $0.3 million, net of a $0.1 million tax benefit, resulting from the extinguishment of debt, which related to unamortized deferred financing fees associated with its then credit facility. Pursuant to SFAS 145, the loss does not qualify for extraordinary treatment and was reclassified to interest expense in the fiscal 2001 financial statements (the related tax benefit is included in the Provision for (benefit from) income taxes line item.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this Statement was effective for the Company for fiscal 2003. The adoption of this Statement did not have an impact on its financial position and results of operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement was effective for the Company for fiscal 2003. The Company adoption of this Statement did not have an impact on its financial position and results of operations.

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least annual assessments by reporting units for goodwill impairment based on fair value measurements. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Other intangibles are amortized over their useful lives.

SFAS 142 became effective for the Company at the beginning of fiscal 2003 (the implementation date). SFAS 142 required a transitional impairment test as of the implementation date, which involved (1) identifying reporting units, (2) determining carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determining fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then the amount of any goodwill impairment was determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

The Company’s initial impairment test did not result in an impairment.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

2.	Agreement and Plan of Merger

The Merger and Related Transactions

On September 30, 2002, BCO Holding, BCO Acquisition and BWAY entered into a merger agreement, which provided for the merger of BCO Acquisition and BWAY, with BWAY continuing as the surviving corporation. On November 27, 2002, BWAY Finance issued $200 Million 10% Senior Subordinated Notes due 2010 in a private placement in order to raise a portion of the financing needed to consummate the merger. The merger was completed on February 7, 2003, at which time BWAY assumed BWAY Finance’s obligations under the $200 Million 10% Senior Subordinated Notes due 2010. As a result of the merger and related transactions, the Company is controlled by affiliates of Kelso & Company, L.P. (“Kelso”). Kelso is a private investment firm founded in 1971.

The following transactions occurred in connection with the merger:

•	Approximately 8.2 million shares of BWAY’s common stock were converted into the right to receive $20.00 per share in cash.

•	All outstanding unvested options to purchase BWAY’s common stock became fully vested and options to purchase approximately 1.0 million shares of BWAY’s common stock were canceled in exchange for lump sum payments in cash of $20.00 per underlying share less the applicable option exercise price.

•	Affiliates of Kelso contributed $78.0 million in cash in exchange for 7.8 million shares of common stock of BCO Holding and another equity investor contributed $2.0 million in cash in exchange for 0.2 million shares of common stock of BCO Holding. Certain stockholders of BWAY, including members of management and the Board of Directors, exchanged a total of approximately 0.6 million shares and options to purchase approximately 0.8 million shares of BWAY’s common stock (with an aggregate value of approximately $20.3 million) for a total of approximately 1.2 million shares and options to purchase approximately 1.6 million shares of BCO Holding’s common stock. As a result of these transactions, Kelso and its affiliates own approximately 72.1% of BCO Holding’s fully diluted common stock, the other equity investor owns approximately 1.8% of BCO Holding’s fully diluted common stock and such existing stockholders of BWAY own the remaining 26.1% of BCO Holding’s fully diluted common stock (in each case without giving effect to the grant of new stock options under BCO Holding’s new stock incentive plan).

•	BWAY amended and restated its credit facility to allow for the merger and related transactions and to effect certain other changes and additions.

•	BWAY Finance issued $200 Million 10% Senior Subordinated Notes due 2010; upon the completion of BCO Acquisition’s merger with and into BWAY on February 7, 2003, BWAY assumed BWAY Finance’s obligations under the $200 Million 10% Senior Subordinated Notes due 2010 and the related indenture, and BWAY’s principal operating subsidiary, BWAY Manufacturing, guaranteed the $200 Million 10% Senior Subordinated Notes due 2010.

•	BWAY used the net proceeds from these equity and debt financings to:

•	fund the cash consideration payable to its stockholders and option holders under the merger agreement;

•	repurchase all of its outstanding $100.0 million 10¼% senior subordinated notes due 2007 including accrued interest and bond tender and consent solicitation premiums associated with those notes;

•	repay all outstanding principal and accrued interest under its credit facility as of the closing of the merger; and

•	pay related transaction fees and expenses.

•	BWAY Finance merged with and into BWAY, with BWAY continuing as the surviving corporation of the merger.

Upon completion of the Transaction, BWAY became a private company and its common stock was delisted from the New York Stock Exchange.

The merger of BCO Acquisition and BWAY, the investment by affiliates of Kelso and the other equity investor, the investment by certain stockholders and option holders who exchanged shares and options, the amended credit facility, the offering of the $200 Million 10% Senior Subordinated Notes due 2010 and the application of the net proceeds therefrom, the repurchase and redemption of BWAY’s outstanding $100.0 million 10¼% senior subordinated notes due 2007, the repayment of all outstanding principal and accrued interest at the closing date under BWAY’s credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

and the merger of BWAY Finance with and into BWAY are collectively referred to in this annual report as the “Transaction.”

On November 4, 2003, the Registration Statement for the Company’s $200 million 10% Senior Subordinated Notes Due 2010 became effective under the Securities Act of 1933. On November 5, 2003, the Company commenced an offer to exchange these notes for $200 million 10% Senior Subordinated Notes Due 2010 registered under the Securities Act with substantially the same terms. The offer to exchange these note expires on December 9, 2003 (unless extended under certain circumstances), at which time new notes will be issued for an equal principal amount of outstanding notes accepted in the exchange offer.

Financial Advisory Fees

Upon completion of the Transaction, the Company paid Kelso a fee of $4,950,000 in connection with the merger and entered into a financial advisory agreement with Kelso for annual fees of approximately $0.5 million plus reimbursement of Kelso’s reasonable expenses.

Deferred Financing and Transaction Costs

In connection with the Transaction, the Company incurred transaction costs and debt issuance costs of approximately $30.5 million, which have been capitalized as either direct costs of the transaction or as deferred financing costs.

In fiscal 2002 and in the period from September 30, 2002 to February 6, 2003, the Predecessor expensed approximately $1.5 million and $2.5 million, respectively, in merger-related transaction costs, which related primarily to the fairness opinion from the special committee’s independent financial advisor, legal and other advisory fees and expenses, and special committee retainer and meeting fees and expenses.

The acquisition was funded as follows:

($ in thousands)	Amount
Equity contributions:
Kelso and affiliates	$78,000
Continuing investors	20,349
Other equity investor	2,000
10% Senior subordinated notes due 2010 assumed from BWAY Finance	200,000
Credit facility borrowings at closing	15,815
Transaction and financing costs paid from operating cash flows and additional Credit Facility borrowings	16,406

Total purchase price	$332,570

The following table summarizes the estimated fair values of the assets and liabilities assumed in the Transaction:

($ in thousands)	February 7, 2003
Cash and other current assets	$121,206
Property, plant and equipment	110,365
Intangible assets subject to amortization:
Tradename	8,590
Customer relationships	65,659
Non-compete agreement	24
Deferred financing costs	12,212
Other assets	640
Goodwill	112,556

Total assets acquired	431,252

Current liabilities	(95,279)
Long-term debt	(216,815)
Other long-term liabilities	(45,536)

Total liabilities assumed	(357,630)

Net assets acquired	$73,622

The Transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and EITF Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. The sum of the investment made by the new investors and the continuing investors’ proportionate share of the Predecessor book value was reduced by a deemed dividend of $19.4 million, calculated in accordance with EITF 88-16, to determine the value of net assets acquired. Goodwill resulting from the Transaction is not deductible for income tax purposes.

As a result of the redemption of stock options outstanding immediately prior to the closing of the Transaction, the Company recognized approximately $12.6 million of stock-based compensation related expenses in Predecessor 2003.

The unaudited pro forma results presented below include the effects of the Transaction as if it had been consummated at the beginning of fiscal 2001 and as if SFAS 142 had been effective for the periods presented (see Note 6). In addition to the SFAS 142 related adjustments, other pro forma adjustments primarily related to depreciation and amortization associated with asset revaluations, amortization associated with changes in deferred financing fees, interest expense associated with additional debt and the exclusion of merger related transaction costs and additional expenses directly related to the Transaction that would have been incurred, on a pro forma basis, prior to the beginning of fiscal 2001. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of fiscal 2001.

	Successor	Predecessor
	For the Periods From		Years Ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Pro forma net sales	$364,384	186,726	527,601	475,039

Pro forma net income (loss)	$9,042	1,267	4,529	(27,208)

3.	Acquisition

On August 25, 2003, the Company acquired substantially all of the assets of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets (the “SST Acquisition”). The Company paid approximately $23.2 million in cash for the acquisition, which was financed using borrowings under the Company’s $90.0 million credit facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition.

The purchase price allocation has been prepared on a preliminary basis and is subject to changes as additional information becomes available; however, such changes are not expected to be significant. The following is a summary of the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

($ in thousands)	August 25, 2003
Current assets	$6,551
Property, plant and equipment	11,750
Goodwill	7,567
Other intangible assets	2,089
Other assets	15
Liabilities assumed	(4,725)

Net cash paid	$23,247

Goodwill resulting from the SST Acquisition is deductible for income tax purposes. Pro forma information as if the SST Acquisition had occurred at the beginning of fiscal 2003 is not presented due to immateriality.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

4.	Inventories

Inventories consist of the following:

	Successor	Predecessor
($ in thousands)	September 28, 2003	September 29, 2002
Inventories at FIFO cost
Raw materials	$6,622	$4,451
Work-in-progress	29,994	30,606
Finished goods	14,874	10,047

	51,490	45,104
LIFO reserve	(622)	(710)

Inventories, net	$50,868	$44,394

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor	Predecessor
($ in thousands)	September 28, 2003	September 29, 2002
Land	$2,552	$1,684
Buildings and improvements	9,526	13,016
Machinery and equipment	113,834	143,584
Furniture, fixtures and computer information systems	10,119	25,201
Construction-in-progress	13,090	8,504

	149,121	191,989
Less accumulated depreciation	(28,764)	(85,169)

Property, plant and equipment, net	$120,357	$106,820

For Successor 2003, Predecessor 2003 and fiscal years 2002 and 2001, depreciation expense was $11.8 million, $5.9 million, $16.7 million and $17.5 million, respectively.

6.	Goodwill and Other Intangible Assets

Effective September 30, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill is no longer amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. The Company completed the initial impairment test, which did not result in an impairment. The Company annually reviews for impairment at the end of the eleventh month of its fiscal year (approximately August 30). The Company completed its annual impairment test as of August 24, 2003, the last day of its eleventh fiscal month; the test did not result in an impairment.

The Company amortizes finite-lived, identifiable intangible assets over their remaining useful lives, which range from 4 to 16 years. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining the valuation associated with the transaction. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table adjusts net income (loss) for the impact of the implementation of SFAS 142:

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Net income (loss), as reported	$5,865	$(9,067)	$12,256	$(16,488)
Goodwill amortization, net of tax effect	—	—	1,271	1,668

Net income (loss), pro forma	$5,865	$(9,067)	$13,527	$(14,820)

The following table sets forth the identifiable intangible assets by major asset class:

	Successor			Predecessor
	September 28, 2003			September 29, 2002
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$67,846	$(5,139)	$62,707	$7,743	$(3,682)	$4,061
Tradename (2)	8,590	(556)	8,034	—	—	—
Non-compete agreement (3)	30	(11)	19	150	(20)	130

Total amortized intangible assets	76,466	(5,706)	70,760	7,893	(3,702)	4,191

Unamortized intangible assets
Technology	613	—	613	—	—	—

Total identifiable intangible assets	$77,079	$(5,706)	$71,373	$7,893	$(3,702)	$4,191

(1)	Useful lives range between 14 and 16 years.

(2)	Useful life of 10 years.

(3)	Useful life of approximately 4 years.

For Successor 2003, Predecessor 2002 and fiscal years 2002 and 2001, amortization expense related to goodwill and other intangible assets was $5.0 million, $0.2 million, $2.8 million and $3.2 million, respectively.

In fiscal 2001, the Company recorded an impairment charge of approximately $0.5 million related to goodwill and $3.7 million for other intangible assets (see Note 14 for a discussion of the impairment charge).

Expected amortization expense by fiscal year is as follows:

($ in thousands)	Amount
Fiscal Year Ended:
2004	$6,474
2005	6,857
2006	6,559
2007	6,254
2008	5,970
Thereafter	38,646

$70,760

The following table sets forth changes in goodwill and other intangible assets, gross, during fiscal 2003:

($ in thousands)	Goodwill	Other Intangible Assets
Balance, September 29, 2002	$67,968	$7,893
Additions related to Transaction (Note 2)	44,588	67,097
Additions related to SST acquisition (Note 3)	7,567	2,089

Balance, September 28, 2003	$120,123	$77,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

7.	Accounts Payable and Accrued Salaries and Wages

Included in accounts payable and accrued salaries and wages at September 28, 2003 and September 29, 2002 are bank drafts issued and outstanding for which no rights of offset exist to cash and equivalents, as follows:

	Successor	Predecessor
($ in thousands)	2003	2002
Bank drafts issued and outstanding that have not been presented for payment, included in:
Accounts payable	$17,310	$19,771
Accrued salaries and wages	1,385	1,171

Bank drafts issued and outstanding	$18,695	$20,942

8.	Long-Term Debt

Long-term debt consists of the following:

	Successor	Predecessor
($ in thousands)	2003	2002
Senior subordinated notes, due 2010	$200,000	$—
Senior subordinated notes, due 2007	—	100,000
Credit facility borrowings	17,170	—

Long-term debt	$217,170	$100,000

Senior Subordinated Notes

10% Notes Due 2010

On November 27, 2002, BWAY Finance completed a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010. On February 7, 2003, the Company assumed BWAY Finance’s obligations under such notes in connection with the consummation of the merger and the other transactions. In conjunction with the private offering of the notes, BWAY Finance entered into a Registration Rights Agreement, which the Company assumed on February 7, 2003 concurrent with the assumption of BWAY Finance’s obligations.

Interest on these notes is payable semi-annually in arrears on April 15 and October 15 of each year. These notes mature on October 15, 2010.

These notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations, as defined in the indenture, of the Company (including the Company’s secured credit facility).

Except in certain cases following an equity offering, as described below, the Company cannot redeem these notes until October 15, 2006. Thereafter, the Company may redeem some or all of these notes at the redemption prices specified in the indenture to the notes (105.0% on October 15, 2006 declining annually to 100% on October 15, 2009), plus accrued and unpaid interest to the date of redemption.

At any time before October 15, 2005, the Company can choose to redeem up to 35% of these outstanding notes with money that the Company raises in one or more equity offerings, as long as: BWAY pays 110% of the face amount of the notes, plus interest; BWAY redeems the notes within 90 days of completing the equity offering; and at least 65% of the aggregate principal amount of notes issued remains outstanding afterwards.

Upon the occurrence of a Change in Control, as defined in the indenture, the holders of these notes could require the Company to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The indenture governing these notes contains covenants that, among other things, limit the ability of the Company (and some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on the Company’s assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The Registration Rights Agreement required, among other things, that the Company use its best efforts to file a Registration Statement with the Securities and Exchange Commission by April 8, 2003 and to cause the Registration Statement to be declared effective by July 7, 2003. In the event the Registration Statement was not declared effective by July 7, 2003, additional interest would begin to accrue from July 8, 2003 through the date the Registration Statement was declared effective.

On October 31, 2003, the Company filed Amendment No. 4 to Form S-4 with the Securities and Exchange Commission (the “SEC”) to register these notes under the Securities Act of 1933 (the “Securities Act”), and on November 4, 2003, the SEC declared the Registration Statement effective. Since the Registration Statement was not declared effective by July 7, 2003, additional interest of $0.2 million was accrued through September 28, 2003.

Pursuant to the Registration Rights Agreement, on November 5, 2003, the Company filed an exchange offer prospectus with the SEC whereby the outstanding $200 million Senior Subordinated Notes Due 2010 may be exchanged until December 9, 2003 for a like aggregate principal amount of debt securities that are identical in all material respects to the existing notes, except that, among other things, the notes will no longer be restricted nor will the notes be subject to penalty interest once the Exchange Offer has been completed pursuant to the Securities Act (the “Exchange Offer Registration Statement”).

BWAY is a holding company with no independent operations, although it incurs expenses on behalf of its subsidiaries. BWAY has no significant assets other than the common stock of its subsidiaries. BWAY Manufacturing, the Company’s significant subsidiary, fully and unconditionally guarantees these notes subject to release as provided in the indenture for the notes. Currently, BWAY Manufacturing is the only guarantor of the notes. However, pursuant to the indenture, if any subsidiary of the Company that is not currently a guarantor guarantees certain indebtedness of the Company in the future, such subsidiary will guarantee the notes.

Associated with these notes, the Company deferred approximately $7.6 million in financing costs related to the underwriting of these notes, which are being amortized to interest expense over the remaining term of the notes. At September 28, 2003 approximately $7.0 million of the deferred fees remained to be amortized.

10 ¼% Notes Due 2007

Prior to February 7, 2003, the Company had $100 million 10 ¼% Senior Subordinated Notes outstanding that were originally due April 15, 2007. Interest on these notes was payable semi-annually in arrears on April 15 and October 15 of each year. These notes were general unsecured senior subordinated obligations of the Company and were effectively subordinated to all secured indebtedness, as defined, of the Company to the extent of the value of the assets securing any such indebtedness.

The Company redeemed $99.0 million of the outstanding principal of the 10 ¼% Senior Subordinated Notes due 2007 at approximately 101% of the outstanding principle plus accrued interest . In April 2003, the Company redeemed the remaining $1.0 million of these notes at approximately 103.4% of the outstanding principal plus accrued interest through the redemption date.

Associated with the redemption of these notes, a $1.7 million charge to write-off unamortized deferred financing costs related to the original underwriting of these notes is reflected in interest expense, net, for the period ended February 6, 2003. At September 29, 2002, approximately $1.8 million of the deferred fees remained to be amortized. There were no unamortized deferred financing costs related to these notes as of September 28, 2003.

Fair Value

The fair value of the $200 million notes at September 28, 2003 was approximately $213.5 million. The fair value of the $100 million notes at September 29, 2002 was approximately $104.2 million.

Credit Facility

On February 7, 2003, the Company amended and restated its Credit Facility, as discussed below, with Deutsche Bank Trust Company Americas as agent. The amendment allowed for the Transaction, extended the expiration date from May 2005 to February 2008 and modified certain other conditions and covenants. The Company incurred approximately $1.4 million in deferred financing costs related to this amendment, which will be amortized to interest expense over the remaining term of the credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The Company originally entered into the credit agreement with Bankers Trust Company (an affiliate of Deutsche Bank), as agent, in May 2001 (the “Credit Facility”). The Credit Facility is a $90 million secured agreement. Available borrowings under the Credit Facility are limited to a borrowing base that consists of $25 million related to fixed assets (“Fixed Asset Sub-limit”) and percentages of eligible accounts receivable and inventories. The common stock of BWAY Manufacturing (the Company’s significant subsidiary) and substantially all of the Company’s assets secure the Credit Facility. The Credit Facility contains certain restrictive covenants, including covenants that prohibit the Company from paying shareholder dividends, making other restrictive payments or incurring additional indebtedness. Interest rates under the Credit Facility are either prime (as determined by Deutsche Bank AG, New York Branch) plus an applicable rate margin or at LIBOR plus an applicable rate margin. The Company has the option of borrowing at either the prime based or LIBOR based rate depending on expected cash requirements. As amended, the Credit Facility will expire February 7, 2008.

Initial borrowings under the Credit Facility were used to repay all obligations and terminate the Company’s then existing credit agreement that would have expired on June 17, 2002.

Associated with the Company’s Credit Facility, a $0.4 million charge to write-off unamortized deferred financing costs associated with the previous credit agreement is reflected in interest expense, net, for the year ended September 30, 2001. Additionally, the Company has deferred approximately $3.7 million in financing costs related to the underwriting of the Credit Facility, as amended, which are being amortized to interest expense over the term of the Credit Facility. At September 28, 2003 and September 29, 2002, approximately $2.1 million and $1.5 million, respectively, of the fees remained to be amortized.

At September 28, 2003, the Company had an available borrowing limit of $90.0 million under its $90 million Credit Facility and approximately $17.2 million was outstanding. At September 28, 2003, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.88% (LIBOR). At September 28, 2003, we were in compliance with all credit facility covenants.

The Credit Facility prime rate margin is fixed at 1.25% for the term of the agreement. The LIBOR rate margin is set annually and is based on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization for the fiscal year then ended. The LIBOR rate margin can range between 2.25% and 3.00%. Effective September 29, 2003, the rate margin was 2.75%.

The fair value of Credit Facility outstanding debt at September 28, 2003 was approximately $15.8 million. There were no outstanding borrowings under the Credit Facility at September 29, 2002.

Scheduled maturities of long-term debt, including current maturities are as follows:

($ in thousands)	September 28, 2003
Fiscal Year Ended:
2008	$17,170
Thereafter	200,000

$217,170

9.	Stockholders’ Equity

Merger Transaction

As a result of the Transaction, except for certain shares and options of the Predecessor required to be exchanged for BCO Holding common stock, all of the outstanding shares of Predecessor were converted to the right to receive $20.00 per share in cash and each outstanding stock option of Predecessor was converted to the right to receive $20.00 per share in cash reduced by the option price. Additionally, all shares of Company stock held by Predecessor as treasury stock were canceled. The Company issued a certificate for 1,000 shares, $0.01 par value common stock to BCO Holding, the Company’s sole shareholder.

Stock-Based Compensation Plans

In February 2000, the Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”), which increased the aggregate number of shares of common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

authorized for issuance thereunder from 1,825,000 to 2,425,000. Options granted thereunder generally became exercisable in installments of 33% per year on each of the first through third anniversaries of the grant. The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Management Resources, Nominating and Compensation Committee of the Company’s Board of Directors. Options granted under the Predecessor Incentive Plan may have been incentive stock options as described in Section 422 of the Internal Revenue Code, non-qualified stock options or a combination thereof. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable.

On February 7, 2003, effective with the closing of the Transaction, BCO Holding assumed the Predecessor Incentive Plan, which was renamed Holding 1995 Long-Term Incentive Plan (the “Holding Incentive Plan”). Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan with an exercise price of $10.00 per share of BCO Holding common stock (“New Options”). The New Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Three types of options may be granted under the Holding Incentive Plan: (1) Service Options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service; (2) Performance Options, which vest in five equal annual installments if the Company achieves certain specified performance objectives; and (3) Exit Options, which vest upon a change in equity control as defined and subject to certain limitations.

The Company accounts for Service Options as fixed awards, recording compensation expense at the date of grant for the amount by which the fair value of the BCO Holding’s common stock at the effective grant date exceeds the exercise price of the options. The Company accounts for Performance and Exit Options as variable awards (because the number of options is contingent upon future events), with compensation expense recorded during each reporting period when the number of options to vest is known, at the amount by which the fair value of BCO Holding’s common stock at the end of the reporting period exceeds the exercise price of the options. Under the Holding Incentive Plan, 40% of the options will be Service Options, 10% will be Performance Options and 50% will be Exit Options. There are 2,006,989 shares of BCO Holding common stock subject to options under the Holding Incentive Plan.

The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier by the BCO Holding Board of Directors. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. Although the Holding Incentive Plan grants the right to acquire shares in BCO Holding, the Holding Incentive Plan is used to incentivize certain of the Company’s employees, including management, and certain options available under the plan are tied to the Company’s performance. As such, the Holding Incentive Plan is accounted for as if it were a direct plan of the Company. BCO Holding is a non-operating holding company that owns 100% of the Company’s outstanding stock. The Predecessor Incentive Plan granted options to acquire shares of BWAY Corporation’s common stock.

During the fourth quarter of fiscal 2003, approximately 1.8 million options were effectively granted under the Holding Incentive Plan and the Company recorded approximately $0.9 million as compensation expense for Service Options and approximately $0.3 million as compensation expense for Performance Options. No compensation expense was recorded in connection with the Exit Options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

A summary of the status of the Company’s stock option plans as of the periods ended and changes during the periods of Successor 2003, Predecessor 2003, and fiscal 2002 and 2001 is presented below:

	Successor		Predecessor
	For the Period From				Years Ended
	February 7, 2003 to September 28, 2003		September 30, 2003 to February 6, 2003		September 29, 2002		September 30, 2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	—	$—	1,930,364	$8.90	807,898	$5.40	1,770,775	$12.42
Options exercised	—	—	(52,633)	10.35	(42,920)	7.32	—	—
Options granted	1,838,406	10.00	—	—	1,212,122	11.08	589,000	4.75
Options canceled	—	—	(1,064,821)	8.26	(46,736)	6.33	(1,551,877)	13.16
Options exchanged in the Transaction	1,625,820	4.82	(812,910)	9.65	—	—	—	—

Outstanding, end of period	3,464,226	7.57	—	—	1,930,364	8.90	807,898	5.40

Exercisable, end of period	1,625,820	4.82	—	—	957,280	9.17	127,818	7.11

Weighted-average grant date fair value of options granted during the period		$14.48		$—		$5.63		$2.67

The following table summarizes information about stock options outstanding at September 28, 2003:

	Exercise Price Range
	$2.20 – 5.55	$10.00	Total
Number of options outstanding	1,625,820	1,838,406	3,464,226
Weighted-average exercise price	$4.82	$10.00	$7.57
Weighted-average remaining contractual life	8.0 years	9.4 years	8.7 years
Number of shares exercisable	1,625,820	—	1,625,820

There were 168,583 options available for grant at September 28, 2003.

Stock Option Replacement Program

On July 27, 2001, the Company canceled approximately 1.2 million outstanding options with an exercise price of $9.00 or more in connection with the Company’s Stock Option Replacement Program. On January 29, 2002, the Company reissued approximately 1.2 million options to acquire a number of shares equal to the number of shares subject to options that were canceled in July 2001. The January 2002 replacement options had an exercise price of $11.05 per share, which was equal to the closing price of the Company’s Common Stock on January 28, 2002. Fifty percent of the new options issued to each person were immediately exercisable on January 29, 2002 and the remaining 50% became exercisable on January 29, 2003. The reissued options originally expired January 29, 2012. These options were subject to cash settlement or exchange in connection with the Transaction as described in “Stock Compensation Plans” above.

BCO Holding Securityholders Agreement

On February 7, 2003, BCO Holding entered into a securityholders agreement with the Kelso affiliates, which in the aggregate own a majority of BCO Holding’s common stock (the “Kelso Affiliates”), and certain other securityholders who own common stock and options to purchase common stock of BCO Holding (the “Non-Kelso Securityholders”) (the “Securityholders Agreement”).

The Securityholders Agreement generally restricts the transfer of shares of common stock owned by the Non-Kelso Securityholders and any of the Company’s employees who will, at a later point, become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or transfers in connection with certain pledges, so long as any transferee agrees to be bound by the terms of the Securityholders Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

In addition, the Non-Kelso Securityholders have “tag-along” rights to sell their shares on a pro rata basis with the Kelso Affiliates in significant sales to third parties. The Kelso Affiliates have “drag-along” rights to cause the Non-Kelso Securityholders to sell their shares on a pro rata basis with the Kelso Affiliates in significant sales to a third parties.

The Company’s employees who are parties to the Securityholders Agreement are subject to “put” and “call” rights, which, subject to certain exceptions, entitle an employee stockholder to require BCO Holding to purchase their shares, and which entitle BCO Holding, subject to certain exceptions, to require the employee stockholder to sell their shares to BCO Holding, upon any termination of the stockholder’s employment with BCO Holding, at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The Securityholders Agreement also contains a provision that requires BCO Holding to offer certain existing stockholders the right to purchase shares of BCO Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

BCO Holding Registration Rights Agreement

On February 7, 2003, BCO Holding entered into a registration rights agreement with the Non-Kelso Securityholders (the “Holding Registration Rights Agreement”). Pursuant to this agreement, the Kelso Affiliates have the right to make an unlimited number of requests that BCO Holding register their shares under the Securities Act, and, following the first anniversary of an initial public offering. In any demand registration, all of the parties to the Holding Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BCO Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the Holding Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

BWAY Shareholder Rights Agreement

The Company had a Rights Agreement dated as of June 9, 1995 between the Company and Harris Trust & Savings Bank, as Rights Agent, as amended, under which a preferred share purchase right was attached to and traded with each outstanding share of BWAY Corporation common stock (the “BWAY Rights Agreement”). The BWAY Rights Agreement automatically terminated upon the effective time of the Transaction pursuant to Amendment No. 4 to the BWAY Rights Agreement dated February 7, 2003.

Treasury Stock

During fiscal 2002 and 2001, the Company purchased 36,100 and 565,012 shares of treasury stock for approximately $0.4 million and $2.0 million, respectively. During Predecessor 2003 and fiscal 2002, the Company issued 52,633 and 42,920 shares from treasury for exercises of stock options, respectively.

On February 7, 2003, concurrent with the Transaction, 1,089,743 shares of treasury stock were canceled.

10.	Income Taxes

The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize the differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The components of the provision for income taxes are as follows:

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Current
Federal	$3,136	$(2,560)	$2,490	$318
State	263	(428)	97	73
Deferred	63	(1,803)	6,969	(6,548)

Provision for (benefit from) income tax	$3,462	$(4,791)	$9,556	$(6,157)

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003	2002	2001
Income tax at federal statutory rate	$3,265	$(4,850)	$7,634	$(7,778)
State income taxes, net of federal income tax benefit	326	(485)	763	(778)
Nondeductible intangible amortization	18	52	724	1,867
Nondeductible merger-related transaction costs	—	627	569	—
Other, net	(147)	(135)	(134)	532

Provision for (benefit from) income tax	$3,462	(4,791)	9,556	(6,157)

Effective tax rate as a percentage of pretax income (loss)	37.1%	$34.6%	$43.8%	$(27.2%)

The components of deferred tax assets and liabilities are as follows:

	Successor	Predecessor
($ in thousands)	September 28 2003	September 29 2002
Deferred tax liabilities
Property, plant and equipment	$18,278	$22,109
Inventory	1,981	1,575
Intangible assets	21,018	2,506
Other	442	593

Total deferred tax liabilities	41,719	26,783

Deferred tax assets
Restructuring reserves	847	1,091
Employee benefits	8,327	6,364
Accounts receivable	370	1,509
Inventory	2,602	—
Other receivables	1,663	—
Intangible assets	—	681
Transaction costs	2,561	2,339
Alternative minimum tax	1,400	—
Other	1,504	1,322

Total deferred tax assets	19,274	13,306

Deferred tax liability, net	$22,445	$13,477

Current deferred tax asset, net	$(8,386)	$(5,388)
Noncurrent deferred tax liability, net	30,831	18,865

Deferred tax liability, net	$22,445	$13,477

In Successor 2003, the Company has fully utilized a $0.4 million net operating loss carryforward and has recognized $0.9 million of $2.3 million alternative minimum tax credit carryforward from February 6, 2003. The remaining $1.4 million alternative minimum tax credit carryforward has no expiration date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

11.	Lease Commitments

The Company leases warehouses, office space, and vehicles under operating leases and leases equipment under operating and capitalized leases. Rent expense during each of the last three fiscal years was approximately $3.7 million (Successor 2003), $2.0 million (Predecessor 2003), $5.4 million (2002) and $5.3 million (2001).

On August 20, 1999, the Company sold and leased back its Cincinnati, Ohio manufacturing facility. The selling price was $10.4 million and, after deducting closing costs of $0.6 million, the Company recorded a deferred gain on the sale of $2.3 million, which is being amortized over the life of the lease. As a result of the Transaction, the deferred gain was essentially eliminated in the purchase accounting. The amortization of the deferred gain recorded in earnings was less than $0.1 million in each of Successor 2003 and Predecessor 2003 and $0.1 million in each of fiscal 2002 and 2001. The lease term is 20 years with annual lease payments of approximately $1.1 million. The lease has two five-year renewal terms that run consecutively after the basic term. The lease is accounted for as an operating lease for financial reporting purposes.

At September 28, 2003, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

($ in thousands)	Capitalized Leases	Operating Leases
Fiscal year
2004	$105	$6,028
2005	105	5,318
2006	86	5,070
2007	26	4,199
2008	—	3,321
Years subsequent to 2008	—	13,658

Total minimum lease payments	322	$37,594

Less imputed interest	(27)
Present value of minimum capitalized lease payments	295

Current portion	87

Long-term capitalized lease obligations	$208

12.	Profit Sharing and Pension Plans

The Company has qualified profit sharing and savings plans for specified employees. These plans are defined contribution plans that provide for employee contributions with a Company matching provision, and for certain employees a deferred profit sharing component funded by the Company. The Company’s net contributions to the profit sharing and savings plans for each of the last three fiscal years were approximately $0.8 million (Successor 2003), $0.8 million (Predecessor 2003), $1.5 million (2002) and $1.4 million (2001).

Post-Retirement Benefit Plan

As of September 28, 2003, in accordance with the terms of certain of the collective bargaining agreements at the Company’s Cincinnati, Ohio manufacturing facility, the Company continues to offer post-retirement medical coverage to certain union employees who retire from employment at the Cincinnati facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table reflects the change in benefit obligation and plan assets and the accrued benefit cost associated with these benefits:

	Successor	Predecessor
($ in thousands)	2003	2002
Changes in benefit obligation
Benefit obligation, beginning of the year	$5,897	$4,144
Service cost	—	2
Interest cost	356	302
Actuarial (gain)/ loss	1,146	1,705
Benefits paid	(517)	(256)

Benefit obligation. end of the year	6,882	5,897

Change in plan assets
Employer contributions	517	256
Benefits paid	(517)	(256)

Fair value of plan assets, end of year	—	—

Funded status	(6,882)	(5,897)
Unrecognized net actuarial (gain)/ loss	1,900	776

Accrued benefit cost	$(4,982)	$(5,121)

Weighted-average assumptions as of year-end	6.00%	6.75%

For measurement purposes, annual rates of increase of 11.5% and 12.0% in the post-65 per capita costs of covered health care benefits and a 10.75% and 10.0% annual rate of increase in the pre-65 per capita costs of covered health care benefits were assumed for 2003 and 2002, respectively. At September 28, 2003, pre-65 rates were assumed to decrease by 1.0% in the next year, 0.75% in the following three years, 0.5% in the next four years and remain at 5.5% thereafter. Post-65 rates as of September 28, 2003 were assumed to decrease by 0.75% in the next six years and 0.5% in the following three years and remain at 5.5% thereafter. In 2002, the rates were assumed to decrease by 0.5% per year to 5.5% and remain at that level thereafter.

	Successor	Predecessor
	For the periods from		Years ended
($ in thousands)	February 7 to September 28, 2003	September 30, 2002 to February 6, 2003	September 29, 2002	September 30, 2001
Components of net periodic benefit cost
Service cost on benefits earned	$—	$—	2	—
Interest cost on accumulated postretirement benefit obligation	127	229	302	350
Amortization of actuarial gain	1	2	(24)	(22)

Net periodic benefit cost	$128	$231	$280	$328

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

($ in thousands)	2003
1% increase in assumed health care cost trends
Effect on total service and interest cost components	$77

Effect on postretirement benefit obligation	673

1% decrease in assumed health care cost trends
Effect on total service and interest cost components	$(12)

Effect on postretirement benefit obligation	(577)

13.	Related Party Transactions

The Company leases a manufacturing facility and a warehouse under operating leases in Elizabeth, New Jersey from a partnership in which a former director and former member of the Company’s management is a partner. The leases run concurrently and initially expire on September 30, 2004 with an option to extend for a five-year term to September 30, 2009. The annual lease expense is $0.9 million for the initial term and $0.9 million adjusted for inflation at October 1, 2004 for the five-year extended term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The Company discontinued operations at the Elizabeth facility in September 2001. In April 2003, the Company sublet approximately 55,000 square feet of the Elizabeth facility through September 2004. As discussed in Note 14, the Company has an accrued restructuring liability to cover on-going lease commitments related to this closed facility; lease costs are charged against the restructuring liability, net of any sublease benefits, as they are incurred.

Kelso Arrangements

In connection with the closing of the merger, the Company paid Kelso a one-time fee of $4,950,000. In addition, the Company entered into an agreement that requires the Company to pay Kelso annual financial advisory fees not to exceed $495,000, reimburse Kelso and certain of its affiliates for their expenses incurred in connection with the transactions and in connection with any services to be provided by Kelso or any such affiliates to the Company on a going-forward basis, and indemnify Kelso and certain of its affiliates with respect to the transactions and any services to be provided by Kelso or any such affiliates to the Company on a going-forward basis.

14.	Restructuring and Impairment Charge and Exit Liability

Fiscal 2003

Exit Liability

At February 7, 2003, BWAY’s senior management committed to a plan to exit a manufacturing facility. In conjunction with this decision, the Company established an exit liability of $1.1 million for closing the facility. This reserve includes severance and benefit costs of approximately $0.5 million and estimated facility closure costs of approximately $0.6 million.

Restructuring and Impairment

In the fourth quarter of fiscal 2003, one of the Company’s large customers notified the Company that it plans to convert a significant portion of its steel packaging requirements to an alternative packaging that the Company does not manufacture, thereby reducing its purchases from the Company, commencing in October 2003. The customer has also notified the Company that it plans to convert the balance of its steel packaging requirements to such alternative packaging in the second quarter of fiscal 2004.

As a result of this conversion, the Company intends to close its Picayune, Mississippi manufacturing facility. As a result of this closing, the Company will relocate or terminate the workforce and dispose of or transfer certain equipment to other manufacturing facilities. The Company recorded a restructuring charge of approximately $0.3 million in the fourth quarter of fiscal 2003 (primarily related to severance and benefits) and expects to record an aggregated restructuring charge of approximately $0.4 to $0.6 million in fiscal 2004. The total restructuring charge will consist of severance and benefits, equipment disposition and other related costs associated with closing the Picayune facility. The Company expects to terminate approximately 80 employees related to this closing.

In addition to this restructuring charge, the Company has shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging supplied to the customer discussed above. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003 and the Company estimates approximately $4.9 million in additional depreciation in fiscal 2004.

Restructuring Adjustments

During the second quarter of fiscal 2003 (Predecessor 2003), the Company recognized a reduction in restructuring expense of approximately $0.5 million primarily to reflect revised expectations of future lease payments for closed facilities.

Fiscal 2002 Restructuring and Impairment

In June 2002, the Company recorded an additional restructuring charge of $1.2 million related to on-going lease commitments at its closed Elizabeth, New Jersey manufacturing facility. The charge represented a change in estimated net future lease payments included in the original $21.5 million restructuring charge recorded in the third quarter of fiscal 2001. In June 2001, the Company anticipated subleasing the Elizabeth facility within 12 months; however, due to the weakened general economy and real estate market, the Company revised its estimate of facility closure costs to allow additional time to locate a subtenant for this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

In April 2003, the Company sublet approximately 55,000 square feet of the Elizabeth facility through September 2004.

Fiscal 2001 Restructuring and Impairment

In June 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. The $21.5 million charge included $16.2 million for asset impairments and $5.3 million for restructuring charges. The asset impairments related to the write off of $0.5 million in goodwill, $3.7 million in other intangibles and $12.0 million in redundant equipment at manufacturing facilities to be closed. The redundant equipment was taken out of service in June 2001. Facility closure costs consisting primarily of future lease obligations, related to the closing of the Company’s manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All 208 of the planned employee terminations were completed by September 29, 2002.

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

The following table sets forth changes in the restructuring and exit liabilities, which are included in other current liabilities. The nature of the liabilities has not changed from that previously reported.

($ in millions)	Severance Costs	Facility Closure Costs	Other	Total
Restructuring liability:
Balance, October 1, 2000 (Predecessor)	$0.1	$0.4	$0.4	$0.9
New charges	0.5	4.7	0.1	5.3
Expenditures	(0.4)	(1.7)	(0.3)	(2.4)

Balance, September 30, 2001 (Predecessor)	0.2	3.4	0.2	3.8

New charges	—	1.2	—	1.2
Expenditures	(0.2)	(1.8)	(0.2)	(2.2)

Balance, September 29, 2002 (Predecessor)	—	2.8	—	2.8

Adjustment	—	(0.5)	—	(0.5)
Expenditures	—	(0.4)	—	(0.4)

Balance, February 6, 2003 (Predecessor)	—	1.9	—	1.9

New charges	—	0.3	—	0.3
Expenditures	—	(0.7)	—	(0.7)

Balance, September 28, 2003 (Successor)	—	1.5	—	1.5

Exit liability:
Balance, February 7, 2003 (1) (Successor)	0.5	0.6	—	1.1
Expenditures	(0.3)	(0.1)	—	(0.4)

Balance, September 28, 2003 (Successor)	$0.2	$0.5	$—	$0.7

(1)	The liability was established as part of the Transaction purchase accounting.

15.	Assets Held for Sale

In connection with facility closures prior to fiscal 2001, $1.0 million of real property was held for sale at September 29, 2002 ($0.1 million of land and $0.9 million of buildings).

As part of the Merger, the property was revalued at $1.1 million as of February 7, 2003. On April 15, 2003, the property was sold, net of selling expenses for approximately book value. The Company received a $1.5 million interest-bearing note, which was discounted to $1.3 million. The note is due in 60 equal monthly installments plus interest with five additional principal payments paid semi-annually beginning in October 2003. There was no gain or loss recognized on the sale.

During the first quarter of fiscal 2002, the Company sold $0.2 million in surplus equipment from assets held for sale for approximately $0.5 million, which approximated book value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

16.	Contingencies

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

In 1999, the Company entered into a consent order with Owens-Illinois, Inc. (“OI”) and the Georgia Department of Natural Resources to investigate and remediate contamination detected at its Homerville, Georgia facility. Pursuant to the terms of the consent order, the Company has been conducting removal activities related to certain contaminants released at the facility. OI has been addressing other contaminants released at the facility. The Company and OI have reached an agreement whereby OI will bear one-third of the costs related to the excavation and removal of buried drums and containers that were discovered at the Homerville facility in December 2001.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.6 million for environmental investigation and remediation obligations as of September 28, 2003; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material effect on the Company’s financial condition or results of operations. At September 28, 2003, the Company has accrued approximately $0.5 million related to pending litigation matters.

Letters of Credit

At September 28, 2003, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $3.9 million in favor of the Company’s workers’ compensation insurer and purchasing card vendor.

Collective Bargaining Agreements

At September 28, 2003, approximately 23% of the Company’s hourly employees were subject to union collective bargaining agreements. Four of the collective bargaining agreements, representing approximately 39% of the Company’s union employees, will expire in fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

17.	Customers

The Company sells its metal containers to a large number of customers in numerous industry sectors. To reduce credit risk, the Company sets credit limits and performs ongoing credit evaluations. Sales to the Company’s ten largest customers were approximately 49%, 45% and 43% of the Company’s sales in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, sales to two of the Company’s primarily general line customers individually exceeded 10% of the Company’s total sales and, in aggregate, were approximately 22% of the Company’s total sales. There were no sales to individual customers that exceeded 10% of the Company’s sales in fiscal 2002 or 2001.

In the fourth quarter of fiscal 2003, the Company was notified by one of its largest customers that commencing in October 2003 the customer plans to convert a significant portion of its steel packaging requirements to an alternative packaging that the Company does not manufacture, thereby reducing its purchases from the Company. The customer has also notified the Company that it plans to convert the balance of its steel packaging requirements to such alternative packaging in the second quarter of fiscal 2004.

Although the Company’s exposure to credit risk associated with nonpayment is affected by conditions with the customers’ industries, the outstanding balances are substantially current and are materially within terms and limits established by the Company.

The Company sells its products and services primarily in North America. In fiscal 2003, 2002 and 2001, the Company’s sales to customers located outside the United States were less than five percent of total net sales.

The following is a summary of revenue for the Company’s products and services:

	Successor	Predecessor
	Periods Ended
($ in thousands)	September 28 2003	February 6 2003	September 29 2002	September 30 2001
General line containers	$305,767	$157,863	$437,643	$397,174
Material center services	41,558	22,958	73,366	63,360
Ammunition boxes	14,279	5,904	16,592	14,505
Plastic containers	2,781	—	—	—

Total net sales	$364,385	$186,725	$527,601	$475,039

18.	Sale of Equity Securities

During fiscal 2002, the Company received stock from the demutualization of an insurance company of which the Company was a policyholder. The Company accounted for the stock received at fair value. The Company sold the stock upon receipt and recognized a $0.4 million gain, which is included in other income in fiscal 2002.

19.	Subsequent Event

In December 2003, the Company executed a lease for approximately 85,000 square feet in Sturtevant, Wisconsin for a new aerosol manufacturing facility, which the Company estimates will begin production in mid-fiscal 2004. In conjunction with the opening of this facility, the Company has committed to purchase approximately $4.8 million in equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

20.	Quarterly Results of Operations (Unaudited)

($ in thousands, except per share data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter	Totals (1)
Fiscal Year 2003
Net sales	$128,894	$136,721	$145,925	$139,570	$551,110

Gross profit (excluding depreciation and amortization)	16,940	14,134	23,494	18,712	73,280

Net income (2)	2,699	(11,733)	5,169	663	(3,202)

Fiscal Year 2002
Net sales	$117,330	$128,656	$142,142	$139,473	$527,601

Gross profit (excluding depreciation and amortization)	12,887	16,049	21,168	20,709	70,813

Net income (loss)	937	2,548	4,848	3,923	12,256

Fiscal Year 2001
Net sales	$107,574	$115,184	$128,162	$124,119	$475,039

Gross profit (excluding depreciation and amortization)	8,969	10,479	15,970	14,537	49,955

Net income (loss)	(1,848)	(1,802)	(14,143)	1,305	(16,488)

(1)	Second Quarter and Annual Totals for fiscal 2003 are comprised of the following:

	For the periods from		Total Second Quarter	For the periods from		Total
	December 30, 2002 to February 6, 2003 (Predecessor)	February 7, 2003 to March 30, 2003 (Successor)		September 30, 2002 to February 6, 2003 (Predecessor)	February 7, 2003 to September 28, 2003 (Successor)
Fiscal Year 2003
Net sales	$57,832	$78,889	$136,721	$186,726	$364,384	$551,110

Gross profit (excluding depreciation and amortization)	3,403	10,731	14,134	20,343	52,937	73,280

Net income	(11,766)	33	(11,733)	(9,067)	5,865	(3,202)

(2)	Subsequent to the issuance of the Company’s consolidated financial statements for the periods from February 7, 2003 to March 30, 2003, March 31, 2003 to June 29, 2003 and February 7, 2003 to June 29, 2003 in Amendment No. 4 to a Form S-4 Registration Statement with the SEC, the Company recorded a deferred tax liability, which erroneously was not recorded in conjunction with the Transaction (Note 2), to recognize in accordance with SFAS 109 the temporary difference related to intangible assets acquired. As a result, the consolidated financial statements for the periods from February 7, 2003 to March 30, 2003, March 31, 2003 to June 29, 2003 and February 7, 2003 to June 29, 2003 have been restated from the amounts previously reported as follows:

($ in thousands)	For the period from February 7, 2003 to March 30, 2003 (Successor)	For the period from March 31, 2003 to June 29, 2003 (Successor)	For the period from February 7, 2003 to June 29, 2003 (Successor)
Provision for (benefit from) income taxes, as previously reported	$34	$4,880	$4,914

Adjustment to provision for income taxes	(12)	(1,696)	(1,708)

Provision for (benefit from) income taxes, as restated	22	3,184	3,206

Income (loss) before income taxes	55	8,353	8,408

Provision for income taxes, as restated	22	3,184	3,206

Net income (loss), as restated	$33	$5,169	$5,202

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II	Condensed Valuation and Qualifying Accounts of BWAY Corporation and Subsidiaries	S-2

S-1

SCHEDULE II—CONDENSED VALUATION AND QUALIFYING ACCOUNTS

BWAY CORPORATION AND SUBSIDIARIES

(in thousands)

Description	Balance at Beginning of Period		Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2001	$508		$412	$170	(1)	$750
Year ended September 29, 2002	750		1,125	106	(1)	1,769
For the period ended February 6, 2003	1,769		183	797	(1)	1,155
For the period ended September 28, 2003	1,155		(76)	118	(1)	961

Allowance for Notes Receivable: (2)
Year ended September 30, 2001	$868		$532	$—		$1,400
Year ended September 29, 2002	1,400		669	—		2,069
For the period ended February 6, 2003	2,069		—	569	(3)	1,500	(4)
For the period ended September 28, 2003	—	(4)	—	—		—

(1)	Deductions form the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable.
(2)	Allowance is for notes receivable, which are included in Other Assets.
(3)	Deduction represents the write-off of an uncollectible note receivable.
(4)	The underlying notes receivable were revalued at their estimated net realizable value as of the date of the Transaction, February 7, 2003. Acccordingly, the allowance for notes receivable was valued at $0.

S-2