Form 10-Q
period 2004-01-04
BWAY CORP
filed 2004-02-13
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 4, 2004

or

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

Yes ☐ No ☒

As of February 12, 2004, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended January 4, 2004

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	Successor
($ in thousands)	January 4, 2004	September 28, 2003
Assets
Current assets
Cash and equivalents	$75	$248
Accounts receivable, net of allowance for doubtful accounts of $899 and $961	48,692	54,767
Inventories, net	59,442	50,868
Current income taxes receivable	5,122	3,973
Deferred tax asset	8,386	8,386
Other	3,206	2,375

Total current assets	124,923	120,617

Property, plant and equipment, net	117,890	120,357
Other assets
Goodwill	120,223	120,123
Other intangibles, net (Note 3)	69,754	71,373
Deferred financing fees, net of accumulated amortization of $2,659 and $2,164	8,951	9,143
Other	1,562	1,712

Total other assets	200,490	202,351

Total Assets	$443,303	$443,325

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$50,512	$63,151
Accrued salaries and wages	6,324	10,991
Accrued interest	4,621	9,358
Accrued rebates	8,182	6,883
Other	11,991	12,783

Total current liabilities	81,630	103,166

Long-term debt	238,890	217,170
Other long-term liabilities
Deferred income taxes	30,831	30,831
Other	12,982	12,671

Total long-term liabilities	43,813	43,502

Commitments and contingencies
Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	73,622	73,622
Retained earnings	5,348	5,865

Total stockholder’s equity	78,970	79,487

Total Liabilities and Stockholder’s Equity	$443,303	$443,325

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Successor	Predecessor
	Three Months Ended
($ in thousands)	January 4, 2004	December 29, 2002
Net sales	$131,038	$128,894

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	112,817	111,954
Depreciation and amortization	9,253	4,290
Selling and administrative expense	3,385	3,607
Merger-related transaction costs	—	1,362
Restructuring charge	62	—
Interest expense, net	6,472	2,982
Equity investor fees	124	—
Other, net	(39)	33

Total costs, expenses and other	132,074	124,228

Income (loss) before income taxes	(1,036)	4,666
Provision for (benefit from) income taxes	(519)	1,967

Net income (loss)	$(517)	$2,699

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Three Months Ended
($ in thousands)	January 4, 2004	December 29, 2002
Operating activities:
Net income (loss)	$(517)	$2,699
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,634	4,188
Amortization of other intangibles	1,619	102
Amortization of deferred financing costs	495	245
Provision for doubtful accounts	(62)	106
Restructuring charge	62	—
Loss (gain) on disposition of property, plant and equipment	(84)	38
Stock-based compensation	121	—
Changes in assets and liabilities:
Accounts receivable	6,137	3,900
Inventories	(8,574)	(4,306)
Other assets	(681)	116
Accounts payable	(2,595)	(3,661)
Accrued and other liabilities	(7,981)	(3,577)
Income taxes, net	(1,149)	(2,034)

Net cash used in operating activities	(5,575)	(2,184)

Investing activities:
Capital expenditures	(6,890)	(3,175)
Proceeds from disposition of property, plant and equipment	78	22

Net cash used in investing activities	(6,812)	(3,153)

Financing activities:
Net borrowings under bank revolving credit facility	21,720	1,448
Decrease in unpresented bank drafts	(9,181)	(13,015)
Principal payments under capital leases	(22)	(12)
Issuance of treasury stock for stock options exercised	—	545
Funds placed in escrow related to merger transaction	—	(3,000)
Financing costs incurred	(303)	—

Net cash provided by (used in) financing activities	12,214	(14,034)

Net decrease in cash and equivalents	(173)	(19,371)
Cash and equivalents, beginning of period	248	19,490

Cash and equivalents, end of period	$75	$119

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,768	$5,227

Income taxes	$630	$4,002

Noncash investing and financing activities:
Amounts owed for capital expenditures	$1,040	$77

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

BWAY Corporation (“BWAY”) is a holding company whose significant subsidiary, BWAY Manufacturing, Inc. (“BWAY Manufacturing”) (collectively the “Company”) manufactures and distributes metal containers and rigid plastic containers and provides material center services primarily in the United States and Canada. The Company has prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of January 4, 2004 (Successor) and September 28, 2003 (Successor) and for the three months ended January 4, 2004 (Successor) and December 29, 2002 (Predecessor) include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended January 4, 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2003.

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P., as a result of the merger agreement entered into with BCO Holding and BCO Acquisition, Inc. pursuant to which all outstanding shares of the BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 (the “Merger”).

Due to the Merger, the consolidated statements of income, consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the three months ended January 4, 2004 and December 29, 2002 are presented as Predecessor and Successor, respectively, as these periods relate to the period succeeding the Merger and to the period preceding the Merger, respectively.

On August 25, 2003, BWAY Manufacturing acquired substantially all of the assets of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, which added these plastic containers to the Company’s available products (the “SST Acquisition”).

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 is a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004.

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

In October 1995, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, which allows the Company to continue to follow the guidance of APB 25, but requires pro-forma disclosures of net income and earnings as if the Company had adopted SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which, among other things, requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Successor	Predecessor
	Three Months Ended
	January 4, 2004	December 29, 2002
Expected dividends	0.0%	0.0%

Expected volatility	0.0%	53.6%

Risk-free interest rate	3.0%	5.3%

Expected lives (in years)	5.0	4.7

If compensation expense for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates of the awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income (loss) would have been as follows:

	Successor	Predecessor
	Three Months Ended
($ in thousands)	January 4, 2004	December 29, 2002
Net income (loss), as reported	$(517)	$2,699
Stock-based compensation included in net income (loss), net of tax (1)	60	—
Pro forma stock-based compensation under SFAS 123, net of tax	(570)	(248)

Pro forma net income (loss)	$(1,027)	$2,451

(1)	The $60 thousand of stock-based compensation, net of tax, recorded in the first quarter of fiscal 2004 related to variable stock options issued pursuant to the Holding Incentive Plan in fiscal 2003.

2.	INVENTORIES

Inventories consist of the following:

	Successor
($ in thousands)	January 4, 2004	September 28, 2003
Inventories at FIFO cost:
Raw materials	$6,222	$6,622
Work-in-process	35,736	29,994
Finished goods	18,106	14,874

	60,064	51,490
LIFO reserve	(622)	(622)

Inventories, net	$59,442	$50,868

3.	GOODWILL AND OTHER INTANGIBLES

Effective September 30, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill is no longer amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. The Company completed the initial impairment test, which did not result in an impairment. The Company annually reviews for impairment at the end of the eleventh month of the fiscal year (approximately August 30). The Company completed its last annual impairment test as of August 24, 2003—the test did not result in an impairment.

The Company amortizes finite-lived, identifiable intangible assets over their remaining useful lives, which range from 4 to 16 years. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining their valuation when acquired. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis.

The following table sets forth the intangible assets by major asset class:

	Successor
	January 4, 2004			September 28, 2003
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$67,846	$(6,563)	$61,283	$67,846	$(5,139)	$62,707
Tradename (2)	8,590	(749)	7,841	8,590	(556)	8,034
Non-compete agreement (3)	30	(13)	17	30	(11)	19

Total amortized intangible assets	$76,466	$(7,325)	$69,141	$76,466	$(5,706)	$70,760

Unamortized intangible assets
Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$77,079	$(7,325)	$69,754	$77,079	$(5,706)	$71,373

(1)	Useful lives range between 14 and 16 years.

(2)	Useful life of 10 years.

(3)	Useful life of approximately 4 years.

The Company expects to incur amortization expense by fiscal year as follows ($ in thousands):

Fiscal Year Ended:
2004	$6,474
2005	6,857
2006	6,559
2007	6,254
2008	5,970
Thereafter	38,646

$70,760

Of the $6.5 million of amortization expense the Company expects to incur in fiscal year 2004, the Company recorded $1.6 million in the first quarter of fiscal 2004.

The following table sets forth changes in goodwill during the first quarter of fiscal 2004. There were no changes in other intangible assets, gross, during the first quarter of fiscal 2004.

($ in thousands)	Goodwill
Balance, September 28, 2003	$120,123
Additions related to SST acquisition	100

Balance, January 4, 2004	$120,223

4.	LONG-TERM DEBT

Long-term debt as of January 4, 2004 consisted of the following ($ in thousands):

Senior 10% subordinated notes, due 2010	$200,000
Credit facility borrowings	38,890

Long-term debt	$238,890

Credit Facility

At January 4, 2004, the borrowing limit under the $90 million Credit Facility was $78.3 million. Based on certain borrowing restrictions, the Company had $35.0 million excess availability at January 4, 2004. The difference between the borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. At January 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility as of January 4, 2004.

Scheduled maturities of long-term debt, including current maturities, as of January 4, 2004 were as follows:

($ in thousands)
2008	$38,890
Thereafter	200,000

$238,890

5.	RESTRUCTURING CHARGE AND EXIT LIABILITY

The following table sets forth changes in our restructuring liability from September 28, 2003 to January 4, 2004. The nature of the liabilities has not changed from that previously reported in our Annual Report on Form 10-K for the fiscal year ended September 28, 2003. The restructuring and exit liabilities are included in other current liabilities.

	Successor
($ in millions)	Balance September 28, 2003	Additions	Expenditures	Balance January 4, 2004
Restructuring liability:
Facility closure costs	$1.5	$—	$(0.4)	$1.1

Exit liability:
Severance costs	$0.2	$0.1	$(0.2)	$0.1
Facility closure costs	$0.5	$—	$(0.3)	$0.2

Total exit liability	$0.7	$0.1	$(0.5)	$0.3

Restructuring Charge

Following the Merger in February 2003, the Company implemented a plan to terminate certain salaried employees. In the first quarter of fiscal 2004, the Company terminated two salaried employees and recognized an expense of approximately $0.1 million related to severance, which was paid during the quarter.

6.	COMMITMENTS AND CONTINGENCIES

Environmental

The Company is subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. The Company believes that it is in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, the Company in the course of its operations uses, stores and disposes of hazardous substances. Some of its current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While the Company does not believe that any investigation or remediation obligations that it has identified will have a material adverse effect on its operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of its facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on its operating results or financial condition.

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

In the first quarter of fiscal 2004, the Company received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. The basis for the Company’s possible PRP status is based on documents indicating that waste materials were transported to the site from the Company’s Homerville, Georgia facility prior to the Company’s acquisition of the facility in 1988. The Company is presently unable to determine the amount or likelihood of any liability as a result of this information.

From time to time, the Company receives requests for information or is identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by its current or former facilities or its predecessors in interest. The Company does not believe that any of these identified matters will have a material adverse effect on its operating results or financial condition.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.5 million and $0.6 million for environmental investigation and remediation obligations as of January 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations. At January 4, 2004 and September 28, 2003, the Company had accrued approximately $0.4 million related to pending litigation matters.

Letters of Credit

At January 4, 2004, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $4.4 million in favor of our workers’ compensation insurers and purchasing card vendor.

New Manufacturing Facility

In December 2003, the Company executed a lease for approximately 85,000 square feet in Sturtevant, Wisconsin for a new aerosol manufacturing facility, which the Company estimates will begin production in mid-fiscal 2004.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company will be subject to the revision for financials related to the fiscal year ending October 2, 2004 and for interim financials for the Company’s second fiscal quarter of 2004 that begins January 5, 2004.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision is effective for the Company in the second quarter of fiscal 2004. The Company has not identified any VIEs and, accordingly, the application of this interpretation will not have an effect on the Company’s results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of this report. We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Fiscal 2004 is a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004.

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

Our intangible assets consist primarily of goodwill and customer relationships. We determined the value of our customer relationships intangible using an independent third party appraiser at February 7, 2003 for purchase accounting associated with the Merger and at August 25, 2003 associated with the SST Acquisition. Goodwill was determined as the amount by which the purchase price exceeded the fair value of our tangible assets and identified intangible assets minus our liabilities allocated in accordance with the provisions of SFAS 141, Business Combinations, as of February 7, 2003 for the Merger and as of August 25, 2003 for the SST Acquisition. Identifiable intangible assets with finite useful lives are amortized over their remaining useful lives in proportion to the underlying cash flows that were used in determining their fair value. Pursuant to the provisions of SFAS 142, we do not amortize goodwill or indefinite-lived assets, which are subject to impairment testing, which we will perform annually on the last day of our eleventh fiscal month (approximately August 30).

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

Restructuring. In the fourth quarter of fiscal 2003, Folgers notified us that it plans to convert its packaging requirements beginning in fiscal 2004 to an alternative packaging that we do not manufacture. As a result of this conversion, we intend to close our Picayune, Mississippi manufacturing facility. Related to this closure and in accordance with the guidance of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a restructuring charge of approximately $0.3 million primarily related to severance and benefits in the fourth quarter of fiscal 2003, and we expect an additional aggregated charge in fiscal 2004 of approximately $0.4 to $0.6 million. In addition to the restructuring charge, we recorded additional depreciation expense of approximately $3.1 million related to the shortened useful lives on assets to be disposed of in connection with the planned closure of the Picayune manufacturing facility

We recorded restructuring expenses in fiscal years 2001 and 2002 and a reduction in restructuring expense in fiscal year 2003 primarily related to the closure of manufacturing facilities. The determination of the amount of these liabilities involves the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated. We will adjust the previously estimated amounts when it becomes evident that a particular item will be settled for an amount different that was originally estimated. These restructuring items are accounted for in accordance with the guidance of EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Results of Operations

Net Sales. Net sales increased 1.7% in the first quarter of fiscal 2004 to $131.0 million from $128.9 million in the first quarter of fiscal 2003. The increase in net sales is attributable to the additional sales resulting from the SST Acquisition and from new business and higher general line and aerosol market shares gained during fiscal 2003. The increases were partially offset by the loss of business associated with the decision by one of our largest customers to convert to an alternative packaging that we do not manufacture and to the Company’s initiatives to reduce low margin material center sales.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization, increased 0.8% to $112.8 million in the first quarter of fiscal 2004 from $112.0 million in the first quarter of fiscal 2003. Cost of products sold, excluding depreciation and amortization, as a percentage of net sales decreased to 86.1% in the first quarter of fiscal 2004 from 86.9% in the first quarter of fiscal 2003. The net decrease in cost of products sold as a percentage of sales, excluding depreciation and amortization, is due primarily to higher overhead absorption related to increased inventories and lower material center sales that have a higher cost compared to other products manufactured. These decreases were partially offset by higher utilities and medical insurance.

Depreciation and Amortization. Depreciation and amortization expense increased $5.0 million to $9.3 million in the first quarter of fiscal 2004 from $4.3 million in the first quarter of fiscal 2003. The increase is primarily due to amortization expense on intangible asset values associated with the February 7, 2003 Merger and to additional depreciation expense of approximately $3.1 million related to the shortened useful lives on assets to be disposed of in connection with the planned closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004.

Selling and Administrative Expense. Selling and administrative expense decreased $0.2 million to $3.4 million in the first quarter of fiscal 2004 from $3.6 million in the first quarter of fiscal 2003. The decrease is primarily related to lower bad debt expense in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Merger-Related Transaction Costs. During the first quarter of fiscal 2003, the Company recorded $1.4 million of merger-related transaction costs, primarily professional fees, associated with the Merger Agreement with BCO Holding dated September 30, 2002 The Merger was completed February 7, 2003; as such, there were no merger-related transaction costs in fiscal 2004.

Interest Expense, Net. Interest expense, net, increased $3.5 million to $6.5 million in the first quarter of fiscal 2004 from $3.0 million in the first quarter of fiscal 2003. The increase is attributable to the higher outstanding principal of senior subordinated notes in the first quarter of fiscal 2004 ($200 million) over the first quarter of fiscal 2003 ($100 million) and to higher average outstanding credit facility borrowings during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The SEC declared the registration of the $200 million of senior subordinated notes effective November 4, 2003.

Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes decreased $2.5 million to a benefit of $(0.5) million in the first quarter of fiscal 2004 from a provision of $2.0 million in the first quarter of fiscal 2003. The effective tax rate increased in the first quarter of fiscal 2004 from the first quarter in 2003 partially due to additional benefits relating to the timing of tax provision adjustments associated with the filing of the preceding year’s tax return and the tax treatment of amortization and transaction costs in fiscal 2003.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first quarter of fiscal 2004 were primarily financed through operations and borrowings under our Credit Facility. During the first quarter of fiscal 2004, cash and cash equivalents decreased $0.2 million and net Credit Facility borrowings increased $21.7 million. Credit facility borrowings were $20.3 million higher during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 partially due to approximately $19.3 million of higher cash on hand at the beginning of the first quarter of fiscal 2003 compared to the beginning of the first quarter of fiscal 2004.

At January 4, 2004, we had a $90 million Credit Facility with an available borrowing limit of $78.3 million predicated on borrowing base limitations and availability of $35.0 million. The $43.3 million difference between the borrowing limit and availability relates to outstanding borrowings, standby letters of credit and lockbox receipts in transit. Our credit facility allows borrowings based on a fixed asset sublimit and on percentages of eligible accounts receivable and inventories. We were in compliance with all Credit Facility covenants at January 4, 2004.

Credit Facility interest rates are currently based on interest rate margins for the prime rate (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or LIBOR plus an applicable rate margin. We have the option of borrowing at either the prime-based or LIBOR-based rate depending on our expected cash requirements. The prime rate margin is fixed at 1.25% for the term of the facility and the LIBOR interest rate margin is determined quarterly based on our ratio of Total Indebtedness to EBITDA (each as defined in the Credit Facility) for the period then ended. The LIBOR rate margin can range between 2.25% and 3.0%. At January 4, 2004, the LIBOR rate margin was 2.75% and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR).

Net cash used in operating activities was $5.6 million during the first quarter of fiscal 2004 compared to $2.2 million used during the first quarter of fiscal 2003. During the first quarter of fiscal 2004, cash from operating activities was primarily provided by net income before depreciation and amortization and reductions in accounts receivable. Cash was primarily used to increase inventories and to reduce accounts payable, accrued liabilities and income taxes payable. Net cash interest paid during the first quarter of fiscal 2004 was $10.8 million compared to $5.2 million paid during the first quarter of fiscal 2003. The increase in cash interest paid relates primarily to the increased outstanding principal of senior subordinated notes on which a semi-annual interest payment is made on October 15 and, to a lesser extent, higher outstanding credit facility borrowings during the quarter. Net cash taxes paid during the first quarter of fiscal 2004 were $0.6 million compared to $4.0 million in the first quarter of fiscal 2003. The decrease in net cash tax payments relates to the timing and amount of net income (loss) before taxes.

Net cash used in investing activities was $6.8 million during the first quarter of fiscal 2004 compared to $3.2 million during the first quarter of fiscal 2003. Net cash used in investing activities was primarily used for capital expenditures during the first quarter of each fiscal year. Capital expenditures increased $3.7 million in the first quarter of fiscal 2004 compared to fiscal 2003 primarily related to the planned opening of our Sturtevant, Wisconsin manufacturing facility in the second quarter of fiscal 2004.

Net cash provided by financing activities was $12.2 million during the first quarter of fiscal 2004 compared to net cash used in financing activities of $14.0 million during the first quarter of fiscal 2003. Net borrowings under our Credit Facility were $21.7 million for the first fiscal quarter of 2004 compared to $1.4 million for the first fiscal quarter of 2003.

Cash used in financing activities for each of the first fiscal quarters of 2004 and 2003 was primarily used to decrease unpresented bank drafts. Cash used in financing activities in the first fiscal quarter of 2003 of $3.0 million was placed in escrow related to the merger agreement.

We expect that cash provided from operations and available borrowings under our credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 10% senior subordinated notes, in the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the senior subordinated notes, or to fund our other liquidity needs in the long term.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and is not aware of factors that are reasonably likely to adversely affect liquidity trends. However, the following additional information is provided to assist financial statement users.

Contractual Obligations

At January 4, 2004, we had standby letters of credit in the aggregate amount of $4.4 million in favor of our workers’ compensation insurers and purchasing card vendor. These standby letters of credit expire in less than one year.

Environmental Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, we, in the course of our operations, use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that it has identified will have a material adverse effect on our operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

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

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or its predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our operating results or financial condition.

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider us a PRP at a waste disposal site in Georgia. The basis for our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1988. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had a reserve of approximately $0.5 million and $0.6 million for environmental investigation and remediation obligations as of January 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The fair value of our outstanding 10% Senior Subordinated Notes due 2010 is exposed to market risk associated with interest rate changes. Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility.

Borrowings under our credit facility bear interest at either the prime rate or LIBOR, plus an applicable margin. We determine whether to borrow at prime or LIBOR plus the applicable rate margin based on cash requirements. The interest rate spread on prime borrowings under our credit facility is fixed at 1.25%. The interest rate spread on LIBOR borrowings under our credit facility is set quarterly and is based on our ratio of Total Indebtedness to Consolidated EBITDA (each as defined in the credit facility) for the quarterly period then ended.

At January 4, 2004, we had credit facility borrowings of $38.9 million that were subject to interest rate risk. Each 100 basis point increase in interest rates under our credit facility would reduce quarterly pretax earnings and cash flows by less than $0.1 million based on the outstanding credit facility borrowings at January 4, 2004.

We do not enter into derivatives or other market risk-sensitive instruments to hedge interest rate or exchange rate risk or for trading purposes.

Item 4.	Controls and Procedures

We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control for financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of January 4, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended January 4, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a).	See Index to Exhibits.

(b).	Reports on Form 8-K:

The following reports were filed on Form 8-K during the quarter ended January 4, 2004:

(i).	8-K dated and filed November 26, 2003 reporting BWAY Corporation’s press release dated November 26, 2003, which reports BWAY Corporation’s sales and earnings for the fourth quarter and fiscal year ended September 28, 2003.

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

BWAY Corporation (Registrant)

Date: February 13, 2004	By:	/s/ JEAN-PIERRE M. ERGAS

Jean-Pierre M. Ergas Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2004	By:	/s/ KEVIN C. KERN

Kevin C. Kern Vice President, Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Document

10.1	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.