Form 10-Q
period 2004-04-04
BWAY CORP
filed 2004-05-14
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2004

or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-12415

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

As of May 13, 2004, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended April 4, 2004

INDEX

		Page Number
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 4, 2004 and September 28, 2003 (Unaudited)	1

	Consolidated Statements of Operations for the Three Months Ended April 4, 2004, for the Period From February 7, 2003 to March 30, 2003, for the Period From December 30, 2002 to February 6, 2003, for the Six Months Ended April 4, 2004 and for the Period from September 30, 2002 to February 6, 2003 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended April 4, 2004, for the Period From February 7, 2003 to March 30, 2003 and for the Period from September 30, 2002 to February 6, 2003 (Unaudited)	3

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	Successor
($ in thousands)	April 4, 2004	September 28, 2003
Assets
Current assets
Cash and equivalents	$187	$248
Accounts receivable, net of allowance for doubtful accounts of $1,119 and $961	55,731	54,767
Inventories, net	57,694	50,868
Current income taxes receivable	1,814	3,973
Deferred tax asset	8,386	8,386
Other	3,508	2,375

Total current assets	127,320	120,617

Property, plant and equipment, net	116,281	120,357

Other assets
Goodwill	120,245	120,123
Other intangibles, net (Note 3)	68,136	71,373
Deferred financing fees, net of accumulated amortization of $3,134 and $2,164	8,502	9,143
Other	1,491	1,712

Total other assets	198,374	202,351

Total Assets	$441,975	$443,325

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$64,028	$63,151
Accrued salaries and wages	7,786	10,991
Accrued interest	9,577	9,358
Accrued rebates	5,351	6,883
Other	12,075	12,783

Total current liabilities	98,817	103,166

Long-term debt	219,632	217,170

Other long-term liabilities
Deferred income taxes	30,831	30,831
Other	13,472	12,671

Total long-term liabilities	44,303	43,502

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	73,622	73,622
Retained earnings	5,601	5,865

Total stockholder’s equity	79,223	79,487

Total Liabilities and Stockholder’s Equity	$441,975	$443,325

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Successor		Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended April 4, 2004	Period from February 7, 2003 to March 30, 2003	Period from December 30, 2002 to February 6, 2003	Six Months Ended April 4, 2004	Period from September 30, 2002 to February 6, 2003
Net sales	$140,763	$78,889	$57,832	$271,801	$186,726

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	121,811	68,158	54,429	234,628	166,383
Depreciation and amortization	8,210	3,521	1,801	17,463	6,091
Selling and administrative expense	4,181	1,836	11,268	7,566	14,875
Merger-related transaction costs	—	—	1,126	—	2,488
Restructuring charge (recovery)	23	—	(460)	85	(460)
Interest expense, net	5,854	5,269	8,208	12,326	11,190
Equity investor fees	124	67	—	248	—
Other, net	147	(17)	(16)	108	17

Total costs, expenses and other	140,350	78,834	76,356	272,424	200,584

Income (loss) before income taxes	413	55	(18,524)	(623)	(13,858)

Provision for (benefit from) income taxes	160	22	(6,758)	(359)	(4,791)

Net income (loss)	$253	$33	$(11,766)	$(264)	$(9,067)

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Successor		Predecessor
($ in thousands)	Six Months Ended April 4, 2004	Period from February 7, 2003 to March 30, 2003	Period from September 30, 2002 to February 6, 2003
Operating activities:
Net income (loss)	$(264)	$33	$(9,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,226	2,300	5,941
Amortization of goodwill and other intangibles (Note 3)	3,237	1,221	150
Amortization of deferred financing costs	970	246	359
Write-off of deferred financing costs associated with repayment of debt	—	1,900	1,695
Provision for doubtful accounts	158	181	(614)
Restructuring charge (recovery)	85	—	(460)
Loss (gain) on disposition of property, plant and equipment	(9)	(16)	24
Deferred income taxes	—	—	(1,802)
Stock-based compensation	460	—	—
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(1,122)	(4,542)	2,333
Inventories	(6,826)	(91)	(5,643)
Other assets	(912)	178	(570)
Accounts payable	5,426	5,205	(2,920)
Accrued and other liabilities	(4,312)	(58)	15,624
Income taxes, net	2,159	7	(7,185)

Net cash provided by (used in) operating activities	13,276	6,564	(2,135)

Investing activities:
Capital expenditures	(12,538)	(2,517)	(4,607)
Proceeds from disposition of property, plant and equipment	96	—	23
Transaction costs	—	(19,868)	—
Other	—	—	2

Net cash used in investing activities	(12,442)	(22,385)	(4,582)

Financing activities:
Net borrowings (repayments) under bank revolving credit facility	2,462	22,347	2,653
Repayment of long-term debt	—	(99,000)	—
Proceeds from assumption of senior subordinated notes	—	200,470	—
Issuance of common stock	—	80,000	—
Redemption of Predecessor stock and options	—	(175,885)	—
Increase (decrease) in unpresented bank drafts	(2,985)	3,610	(12,417)
Principal payments under capital leases	(43)	(5)	(19)
Issuance of treasury stock for stock options exercised	—	—	545
Funds received from (placed in) escrow related to merger transaction	—	3,000	(3,000)
Financing costs incurred	(329)	(10,495)	(425)

Net cash provided by (used in) financing activities	(895)	24,042	(12,663)

Net increase (decrease) in cash and equivalents	(61)	8,221	(19,380)
Cash and equivalents, beginning of period	248	110	19,490

Cash and equivalents, end of period	$187	$8,331	$110

Continued on next page.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Continued from prior page.

	Successor		Predecessor
($ in thousands)	Six Months Ended April 4, 2004	Period from February 7, 2003 to March 30, 2003	Period from September 30, 2002 to February 6, 2003
Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:
Interest	$11,230	$10,237	$5,374

Income taxes	$(2,518)	$16	$4,197

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$474	$1,172	$1,122

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

BWAY Corporation (“BWAY” or the “Company”) manufacturers and distributes metal containers and rigid plastic containers and provides material center services primarily in the United States and Canada. Effective May 2, 2004, BWAY and its then significant subsidiary, BWAY Manufacturing, Inc. merged with BWAY as the surviving corporation.

The Company has prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of April 4, 2004 (Successor) and September 28, 2003 (Successor) and for the three- and six-months ended April 4, 2004 (Successor), for the period from February 7, 2003 to March 30, 2003 (Successor), for the period from December 30, 2002 to February 6, 2003 (Predecessor) and for the period from September 30, 2002 to February 6, 2003 (Predecessor) include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three- and six-months ended April 4, 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2003 (the “Annual Report”).

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P., as a result of the merger agreement entered into with BCO Holding and BCO Acquisition, Inc. pursuant to which all outstanding shares of the BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 (the “Merger”). For a discussion of the Merger, see Note 2 to the Consolidated Financial Statements in Item 8 of the Annual Report.

Due to the Merger, the consolidated statements of operations and the consolidated statements of cash flows for the three- and six-months ended April 4, 2004, for the period from February 7, 2003 to March 30, 2003, for the period from December 30, 2002 to February 6, 2003 and for the period from September 30, 2002 to February 6, 2003 are presented as “Predecessor” and “Successor” as these periods relate to the period succeeding the Merger and to the period preceding the Merger, respectively.

On August 25, 2003, BWAY Manufacturing acquired substantially all of the assets of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, which added these plastic containers to the Company’s available products (the “SST Acquisition”). Although substantially complete, the purchase price allocation for this acquisition will be completed within one year of the acquisition date.

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 is a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004.

During the second quarter of fiscal 2004, the Company began production at its approximately 85,000 square foot aerosol assembly facility in Sturtevant, Wisconsin.

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

In October 1995, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, which allows the Company to continue to follow the guidance of APB 25, but requires pro-forma disclosures of net income and earnings as if the Company had adopted SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—

Transition and Disclosure—an Amendment of FASB Statement No. 123, which, among other things, requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

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

If compensation expense for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates of the awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income (loss) would have been as follows:

	Successor		Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended April 4, 2004	Period from February 7, 2003 to March 30, 2003	Period from December 30, 2003 to February 6, 2003	Six Months Ended April 4, 2004	Period from September 30, 2002 to February 6, 2003
Net income (loss), as reported	$253	$33	$(11,766)	$(264)	$(9,067)
Stock-based compensation included in net income (loss), net of tax (1)	208	—	7,998	195	8,239
Pro forma stock-based compensation under SFAS 123, net of tax	(621)	(1,607)	(962)	(859)	(1,271)

Pro forma net income (loss)	$(160)	$(1,574)	$(4,730)	$(928)	$(2,099)

(1)	The $208 thousand and $195 thousand of stock-based compensation, net of tax, recorded in the second quarter and first six months of fiscal 2004, respectively, related to stock options primarily issued in fiscal 2003 pursuant to the BCO Holding Company Stock Incentive Plan.

2.	INVENTORIES

Inventories consist of the following:

	Successor
($ in thousands)	April 4, 2004	September 28, 2003
Inventories at FIFO cost:
Raw materials	$9,228	$6,622
Work-in-process	34,293	29,994
Finished goods	15,265	14,874

	58,786	51,490
LIFO reserve	(1,092)	(622)

Inventories, net	$57,694	$50,868

3.	GOODWILL AND OTHER INTANGIBLES

Effective September 30, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill is no longer amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. The Company completed the initial impairment test, which did not result in an impairment. The Company annually reviews for impairment at the end of the eleventh month of the fiscal year (approximately August 30). The Company completed its last annual impairment test as of August 24, 2003; the test did not result in an impairment.

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

The following table sets forth the intangible assets by major asset class:

	Successor
	April 4, 2004			September 28, 2003
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets

Customer relationships (1)	$67,846	$(7,986)	$59,860	$67,846	$(5,139)	$62,707
Tradename (2)	8,590	(943)	7,647	8,590	(556)	8,034
Non-compete agreement (3)	30	(14)	16	30	(11)	19

Total amortized intangible assets	$76,466	$(8,943)	$67,523	$76,466	$(5,706)	$70,760

Unamortized intangible assets

Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$77,079	$(8,943)	$68,136	$77,079	$(5,706)	$71,373

(1)	Useful lives range between 14 and 16 years.
(2)	Useful life of 10 years.
(3)	Useful life of approximately 4 years.

The Company expects to incur amortization expense by fiscal year as follows ($ in thousands):

Fiscal Year Ended:
2004	$6,474
2005	6,857
2006	6,559
2007	6,254
2008	5,970
Thereafter	38,646

$70,760

Of the $6.5 million of amortization expense the Company expects to incur in fiscal year 2004, the Company recorded $3.2 million in the first six months of fiscal 2004.

The following table sets forth changes in goodwill during the first six months of fiscal 2004. There were no changes in other intangible assets, gross, during the first six months of fiscal 2004.

($ in thousands)	Goodwill
Balance, September 28, 2003	$120,123
Additions related to SST acquisition	122

Balance, April 4, 2004	$120,245

4.	LONG-TERM DEBT

Long-term debt as of April 4, 2004 consisted of the following ($ in thousands):

Senior 10% subordinated notes, due 2010	$200,000
Credit facility borrowings	19,632

Long-term debt	$219,632

Credit Facility

At April 4, 2004, the available borrowing limit under the $90 million Credit Facility was $87.1 million. Based on certain borrowing restrictions, the Company had $63.0 million excess availability at April 4, 2004. The $24.1 million difference between the borrowing limit and excess availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. At April 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.88% (LIBOR). The Company was in compliance with all restrictive covenants under the Credit Facility as of April 4, 2004.

Scheduled maturities of long-term debt, including current maturities, as of April 4, 2004 were as follows:

($ in thousands)
2008	$19,632
Thereafter	200,000

$219,632

5.	POST-RETIREMENT BENEFIT PLAN

The following table sets forth the components of net periodic benefit cost associated with the post-retirement medical coverage offered to certain existing union employees at the Company’s Cincinnati, Ohio facility. The plan was frozen in fiscal 2000 and is closed to new participants. The assumptions associated with the determination of net periodic benefit cost have not changed from those previously reported in our Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

	Successor		Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended April 4, 2004	Period from February 7, 2003 to March 30, 2003	Period from December 30, 2002 to February 6, 2003	Six Months Ended April 4, 2004	Period from September 30, 2002 to February 6, 2003
Components of net periodic benefit cost:
Service cost on benefits earned	$1	$—	$—	$2	$—
Interest cost on accumulated postretirement benefit obligation	100	51	38	200	127
Amortization of actuarial gain	17	1	1	33	1

Net periodic benefit cost	$118	$52	$39	$235	$128

6.	RESTRUCTURING CHARGE AND EXIT LIABILITY

The following table sets forth changes in our restructuring liability from September 28, 2003 to April 4, 2004. The nature of the liabilities has not changed from that previously reported in our Annual Report on Form 10-K for the fiscal year ended September 28, 2003. The restructuring and exit liabilities are included in other current liabilities.

	Successor
($ in millions)	Balance September 28, 2003	Additions	Expenditures	Balance April 4, 2004
Restructuring liability:
Facility closure costs	$1.5	$—	$(0.8)	$0.7

Exit liability:
Severance costs	$0.2	$0.1	$(0.2)	$0.1
Facility closure costs	0.5	—	(0.4)	0.1

Total exit liability	$0.7	$0.1	$(0.6)	$0.2

A portion of the restructuring liability relates to the closure of our Picayune, Mississippi manufacturing facility. The facility was closed and remaining employees were severed in the third quarter of fiscal 2004.

Restructuring Charge

Following the Merger in February 2003, the Company implemented a plan to terminate certain salaried employees. In the first six months of fiscal 2004, the Company terminated two salaried employees and recognized an expense of approximately $0.1 million related to severance, which was paid during the first six months of fiscal 2004.

7.	COMMITMENTS AND CONTINGENCIES

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

In the first quarter of fiscal 2004, the Company received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. The basis for the

Company’s possible PRP status is based on documents indicating that waste materials were transported to the site from the Company’s Homerville, Georgia facility prior to the Company’s acquisition of the facility in 1989. The Company is presently unable to determine the amount or likelihood of any liability as a result of this information.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.3 million and $0.6 million for environmental investigation and remediation obligations as of April 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations. At April 4, 2004 and September 28, 2003, the Company had accrued approximately $0.6 million and $0.4 million, respectively, related to pending litigation matters.

Letters of Credit

At April 4, 2004, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $4.5 million in favor of our workers’ compensation insurers and purchasing card vendor.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company will be subject to the revision for financials related to the fiscal year ending October 2, 2004 and was subject to the revisions for interim financials for the Company’s second fiscal quarter of 2004 that began January 5, 2004.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a VIE. The revision delayed the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the second quarter of fiscal 2004. The Company has not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on the Company’s results of operations or financial position.

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

Inventories. Inventories are carried at the lower of cost or market, with cost primarily determined under the last-in, first-out, or LIFO, method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on inventory aging and our judgment of future realization. Projected inventory losses are recognized at the time the loss is evident rather than when the goods are ultimately sold.

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

Restructuring. In the fourth quarter of fiscal 2003, Folgers notified us that it plans to convert its packaging requirements beginning in fiscal 2004 to an alternative packaging that we do not manufacture. As a result of this conversion, we intend to close our Picayune, Mississippi manufacturing facility. Related to this closure and in accordance with the guidance of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a restructuring charge of approximately $0.3 million primarily related to severance and benefits in the fourth quarter of fiscal 2003, and we expect an additional aggregated charge in fiscal 2004 of approximately $0.4 to $0.6 million. In addition to the restructuring charge, we recorded additional depreciation expense of approximately $5.0 million related to the shortened useful lives on assets to be disposed of in connection with the planned closure of the Picayune manufacturing facility

We recorded restructuring expenses in fiscal years 2001 and 2002 and a reduction in restructuring expense in fiscal year 2003 primarily related to the closure of manufacturing facilities. The determination of the amount of these liabilities involves the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated. We will adjust the previously estimated amounts when it becomes evident that a particular item will be settled for an amount different than what was originally estimated. These restructuring items are accounted for in accordance with the guidance of EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Results of Operations

Raw Materials—Steel

Steel Supply. Steel products represent the largest component of our raw materials. The market for steel has recently tightened making it more difficult to obtain the raw material. To date, we have been successful in obtaining the necessary supply of steel to meet the production demands of our customers. However, we cannot provide assurance that these supplies will be readily available in the future.

Surcharges. Steel suppliers implemented surcharges for steel, which will impact cost of products sold beginning in our third quarter of fiscal 2004. As a result of these surcharges, we have announced and implemented “pass-through” price increases to our customers. Historically, we have been able to recover steel price increases through higher selling prices to our customers. However, we cannot provide assurance that we will have the ability to pass future steel surcharges through to our customers.

In the following discussion, comparisons are made between the three and six month periods ended April 4, 2004 and March 30, 2003, notwithstanding the presentation in the Company’s consolidated statements of operations for fiscal 2003 of the periods covering September 30, 2002 to February 6, 2003 and February 7, 2003 to March 30, 2003. The partial periods referred to above coincide with the merger transaction dated February 7, 2003 (See Item 1–Note 1). Management does not believe a discussion of the partial periods presented for fiscal 2003 in the consolidated statements of operations would be meaningful and, accordingly, has prepared its discussion of the results of operations by comparing the three and six months periods ended April 4, 2004 with the three and six month periods ended March 30, 2003 without regard to the period ending February 6, 2003 or the period beginning February 7, 2003.

Net Sales. Net sales increased 3.0% in the second quarter of fiscal 2004 to $140.8 million from $136.7 million in the second quarter of fiscal 2003. During the first six months of fiscal 2004, net sales increased 2.3% to $271.8 million from $265.6 million in the first six months of fiscal 2003. These increases are primarily due to gains in aerosol, paint, and other general line can sales, as well as sales of general line rigid plastic packaging resulting from the acquisition of

SST Industries in our last month of fiscal 2003. These increases were partially offset by reductions in coffee can sales as a result of one of our major customers transitioning to an alternative package that we do not produce, and, to a lesser extent, due to voluntary reductions in material center sales related to a redirection of capacity to meet internal demands.

As a result of Folgers converting the balance of its steel packaging requirements to alternative packaging, which was completed in our second quarter of fiscal 2004, we expect full year fiscal 2004 related revenues to be approximately $50.0 million less than those recognized in fiscal 2003,. We expect increased revenues from other customers to offset this loss of revenue.

Cost of Product Sold. Cost of products sold, excluding depreciation and amortization, in the second quarter and first six months of fiscal 2003 included $5.6 million in costs associated with the Merger that were primarily related to the settlement of outstanding stock options and the recognition of manufacturer’s profit in beginning inventory. Excluding these items, cost of products sold, excluding depreciation and amortization, increased $4.8 million to $121.8 million or 86.5% of net sales in the second quarter of fiscal 2004 from $117.0 million or 85.5% of net sales in the second quarter of fiscal 2003. Excluding the $5.6 million in costs associated with the Merger, cost of products sold, excluding depreciation and amortization, increased $5.7 million to $234.6 million or 86.3% of net sales in the first six months of fiscal 2004 from $228.9 million or 86.2% of net sales in the first six months of fiscal 2003. The increase in cost of products sold, excluding depreciation and amortization and the $5.6 million in costs associated with the Merger, as a percentage of net sales for the second quarter of fiscal 2004 over the second quarter of fiscal 2003 was primarily a result of lower overhead absorption associated with changes in inventory, startup costs at our new aerosol facility and the shutting of our Picayune, Mississippi facility, partially offset by improvements at other of our manufacturing facilities.

Depreciation and Amortization. Depreciation and amortization expense of $8.2 million in the second quarter of fiscal 2004 increased $2.9 million from $5.3 million in the second quarter of fiscal 2003. Depreciation and amortization expense increased $7.9 million to $17.5 million in the first six months of fiscal 2004 from $9.6 million in the first six months of fiscal 2003. These increases are primarily due to amortization expense on intangible asset values associated with the Merger and to additional depreciation expense in fiscal 2004 of approximately $1.9 million in the second quarter and $5.0 million in the first six months related to the shortened useful lives on assets to be disposed of in connection with the planned closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004.

Selling and Administrative Expenses. Selling and administrative expenses in the second quarter and first six months of fiscal 2003 included $9.7 million in costs associated with the Merger that primarily related to the settlement of outstanding stock options. Excluding these costs associated with the Merger, selling and administrative expenses increased $0.8 million to $4.2 million in the second quarter of fiscal 2004 from $3.4 million in the second quarter of fiscal 2003. As a percentage of net sales, selling and administrative expenses (excluding the $9.7 million in costs associated with the merger) increased to 3.0% in the second quarter of fiscal 2004 from 2.5% in the second quarter of fiscal 2003. Excluding the $9.7 million in costs associated with the Merger, selling and administrative expenses increased $0.6 million to $7.6 million in the first six months of fiscal 2004 from $7.0 million in the first six months of fiscal 2003. As a percentage of net sales, selling and administrative expenses (excluding the $9.7 million in costs associated with the merger) increased to 2.8% in the first six months of fiscal 2004 from 2.6% in the first six months of fiscal 2003. These increases in selling and administrative expenses are primarily associated with stock based compensation recorded in the second quarter and first six months of fiscal 2004 that were not applicable in the comparable periods in fiscal 2003 and to additional selling and administrative expenses associated with the SST Acquisition.

Merger-Related Transaction Costs. During the second quarter and first six months of fiscal 2003, the Company recorded $1.1 million and $2.5 million, respectively, of merger-related transaction costs, which consisted primarily of professional fees that we incurred related to the Merger.

Interest Expense, Net. Interest expense, net, in the second quarter and first six months of fiscal 2003 included $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with the $100.0 million Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired at the closing of the Merger. Excluding these $8.7 million in costs associated with the Merger, interest expense, net, increased $1.1 million to $5.9 million in the second quarter of fiscal 2004 from $4.8 million in the second quarter of fiscal 2003 and increased $4.5 million to $12.3 million in the first six months of fiscal 2004 from $7.8 million in the first six months of fiscal 2003. These increases in interest expense, net, are primarily related to higher average debt associated with financing the Merger in February 2003.

Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes increased to $0.1 million in the second quarter of fiscal 2004 from a benefit of $(6.7) million in the second quarter of fiscal 2003. The provision for (benefit from) income taxes decreased to a benefit of $(0.4) million in the first six months of fiscal 2004 from a benefit of $(4.8) million in the first six months of fiscal 2003. Notwithstanding the changes in the effective tax rate, the changes in the provision for (benefit from) income taxes in the second quarter and first six months of fiscal 2004 from the same periods in fiscal 2003 results from the changes in net income (loss) before income taxes, which was largely impacted by the costs associated with the Merger as discussed above. The effective tax rate increased in the second quarter of fiscal 2004 to 38.7% from 36.5% in the second quarter in 2003. The effective tax rate increased to 57.6% in the first six months of fiscal 2004 from 34.5% in the first six months of fiscal 2003. The increase in the effective tax rate for the second quarter and first six months of fiscal 2004 over the comparable periods of fiscal 2003 was primarily due to the timing of tax provision adjustments associated with the filing of the preceding year’s tax return and the tax treatment of amortization and transaction costs in fiscal 2003.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the second quarter of fiscal 2004 were primarily financed through operations and borrowings under our Credit Facility. During the second quarter of fiscal 2004, cash and cash equivalents increased $0.1 million and net Credit Facility borrowings decreased $19.3 million. Credit facility borrowings were $42.8 million lower during the second quarter of fiscal 2004 compared to borrowings during the second quarter of fiscal 2003 primarily due to borrowings in the second quarter of fiscal 2003 related to financing of the Merger and subsequent debt repayments through cash flows from operations.

At April 4, 2004, we had a $90 million Credit Facility with an available borrowing limit of $87.1 million predicated on borrowing base limitations and availability of $63.0 million. The $24.1 million difference between the borrowing limit and availability relates to borrowings outstanding, standby letters of credit and lockbox receipts in transit. Our credit facility allows borrowings based on a fixed asset sub-limit and on percentages of eligible accounts receivable and inventories. We were in compliance with all Credit Facility covenants at April 4, 2004.

Credit Facility interest rates are currently based on the prime rate (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or for LIBOR plus an applicable rate margin. We have the option of borrowing at either the prime-based or LIBOR-based rate depending on our expected cash requirements. The prime rate margin is fixed at 1.25% for the term of the facility and the LIBOR interest rate margin is determined quarterly based on our ratio of Total Indebtedness to EBITDA (each as defined in the Credit Facility) for the period then ended. The LIBOR rate margin can range between 2.25% and 3.0%. At April 4, 2004, the LIBOR rate margin was 2.75% and actual borrowing rates were 5.25% (prime) and 3.88% (LIBOR).

Net cash provided by operating activities was $13.3 million during the first six months of fiscal 2004 compared to $4.4 million during the first six months of fiscal 2003. During the first six months of fiscal 2004, cash provided by operating activities was primarily from net income before depreciation and amortization, increases in accounts payable and income tax refunds. During the first six months of fiscal 2004, cash was primarily used to increase accounts receivable and inventories and to decrease accrued liabilities. Net cash interest paid during the first six months of fiscal 2004 was $11.2 million compared to $15.6 million paid during the first six months of fiscal 2003. The decrease in cash interest paid relates primarily to the interest payments paid in the first six months of fiscal 2003 associated with the Merger. Net cash taxes refunded during the first six months of fiscal 2004 were $2.5 million compared to payments of $4.2 million in the first six months of fiscal 2003. The decrease in net cash tax payments related to income tax refunds associated with prior year losses primarily as a result of Merger related transactions.

Net cash used in investing activities was $12.4 million during the first six months of fiscal 2004 compared to $27.0 million during the fist six months of fiscal 2003. Net cash used in investing activities in the first six months of fiscal 2003 included $19.9 million of costs associated with the Merger. Excluding these transaction costs, net cash used in investing activities was primarily used for capital expenditures during the first six months of each fiscal year. Capital expenditures increased $5.4 million in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 primarily as a results of the opening of our Sturtevant, Wisconsin manufacturing facility in fiscal 2004.

Net cash used in financing activities was $0.9 million during the first six months of fiscal 2004 compared to net cash provided by financing activities of $11.4 million during the first six months of fiscal 2003. Net borrowings under our Credit Facility were $2.5 million for the first six months of fiscal 2004 compared to $25.0 million for the first six months of fiscal 2003. The decrease in net borrowings in the first six months of fiscal 2004 compared to the comparable period of fiscal 2003 is a result of higher borrowings in the first six months of fiscal 2003 incidental to the Merger. Decreases in unpresented bank drafts during the first six months of fiscal 2004 and fiscal 2003 used cash of $3.0 million and $8.8 million, respectively. During the first six months of fiscal 2003, net cash used in financing activities, excluding additional Credit Facility borrowings, included $5.3 million related to the Merger ($175.9 million used to redeem Predecessor stock and options, $99.0 million used to redeem the majority of our then outstanding $100 million senior subordinated notes, $10.9 million used for deferred financing costs, $200.5 million of proceeds provided by the assumption of $200 million senior subordinated notes from BWAY Finance and $80.0 million from the issuance of common stock).

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, and we are not aware of factors that are reasonably likely to adversely affect liquidity trends.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligation and Commercial Commitments” section of Item 7 of the Annual Report. The nature of the obligations has not materially changed since September 28, 2003.

At April 4, 2004, we had standby letters of credit in the aggregate amount of $4.5 million in favor of our workers’ compensation insurers and purchasing card vendor. These standby letters of credit expire in less than one year.

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

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider us a PRP at a waste disposal site in Georgia. The basis for our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.3 million and $0.6 million for environmental investigation and remediation obligations as of April 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amounts reserved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The fair value of our outstanding 10% Senior Subordinated Notes due 2010 is exposed to market risk associated with interest rate changes. Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility.

Borrowings under our credit facility bear interest at either the prime rate or LIBOR, plus an applicable margin. We determine whether to borrow at the prime-based or LIBOR-based rate based on cash requirements. The interest rate spread on prime borrowings under our credit facility is fixed at 1.25%. The interest rate spread on LIBOR borrowings under our credit facility is set quarterly and is based on our ratio of Total Indebtedness to Consolidated EBITDA (each as defined in the credit facility) for the quarterly period then ended. At April 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.88% (LIBOR).

At April 4, 2004, we had credit facility borrowings of $19.6 million that were subject to interest rate risk. Each 100 basis point increase in interest rates under our credit facility would reduce quarterly pretax earnings and cash flows by less than $0.1 million based on the outstanding credit facility borrowings at April 4, 2004.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of April 4, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended April 4, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a). See Index to Exhibits.

(b). Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended April 4, 2004:

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, competitive risks from substitute products and other steel container manufacturers, termination of the Company’s customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel and other raw material costs or availability, labor unrest, catastrophic loss of one of the Company’s manufacturing facilities, environmental exposures, management’s inability to identify or execute selective acquisitions, failures in the Company’s computer systems, unanticipated expenses, delays in implementing cost reduction initiatives, potential equipment malfunctions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company takes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Corporation
(Registrant)

Date: May 14, 2004	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004	By:	/s/ Kevin C. Kern
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