Form 10-Q
period 2004-07-04
BWAY CORP
filed 2004-08-18
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2004

or

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

As of August 16, 2004, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended July 4, 2004

INDEX

		Page Number
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 4, 2004 and September 28, 2003 (Unaudited)	1

	Consolidated Statements of Operations for the Three Months Ended July 4, 2004 and June 29, 2003 and for the Nine Months Ended July 4, 2004, for the Period From February 7, 2003 to June 29, 2003 and for the Period from September 30, 2002 to February 6, 2003 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended July 4, 2004, for the Period From February 7, 2003 to June 29, 2003 and for the Period from September 30, 2002 to February 6, 2003 (Unaudited)	3

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	Successor
($ in thousands)	July 4, 2004	September 28, 2003
Assets
Current assets
Cash and equivalents	$1,080	$248
Accounts receivable, net of allowance for doubtful accounts of $1,065 and $961	55,126	54,767
Inventories, net	51,250	50,868
Current income taxes receivable	3,011	3,973
Deferred tax asset	6,221	8,386
Other	3,489	2,375

Total current assets	120,177	120,617

Property, plant and equipment, net	114,759	120,357

Other assets
Goodwill	120,378	120,123
Other intangibles, net (Note 3)	66,517	71,373
Deferred financing fees, net of accumulated amortization of $3,596 and $2,164	8,123	9,143
Other	1,298	1,712

Total other assets	196,316	202,351

Total Assets	$431,252	$443,325

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$54,933	$63,151
Accrued salaries and wages	7,556	10,991
Accrued interest	4,446	9,358
Accrued rebates	6,478	6,883
Other	11,497	12,783

Total current liabilities	84,910	103,166

Long-term debt	216,000	217,170

Other long-term liabilities
Deferred income taxes	31,272	30,831
Other	16,657	12,671

Total long-term liabilities	47,929	43,502

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	73,622	73,622
Retained earnings	8,791	5,865

Total stockholder’s equity	82,413	79,487

Total Liabilities and Stockholder’s Equity	$431,252	$443,325

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Successor				Predecessor
	Three Months Ended		Nine Months Ended July 4, 2004	Period from February 7, 2003 to June 29, 2003	Period from September 30, 2002 to February 6, 2003
($ in thousands)	July 4, 2004	June 29, 2003
Net sales	$142,345	$145,925	$414,146	$224,814	$186,726

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	121,069	122,431	355,697	190,589	166,383
Depreciation and amortization	6,219	6,555	23,682	10,076	6,091
Selling and administrative expense	3,470	2,577	11,036	4,413	14,875
Merger-related transaction costs	—	—	—	—	2,488
Restructuring charge (recovery)	179	—	264	—	(460)
Interest expense, net	5,769	5,906	18,095	11,175	11,190
Equity investor fees	123	131	371	198	—
Other, net	218	(28)	326	(45)	17

Total costs, expenses and other	137,047	137,572	409,471	216,406	200,584

Income (loss) before income taxes	5,298	8,353	4,675	8,408	(13,858)

Provision for (benefit from) income taxes	2,108	3,184	1,749	3,206	(4,791)

Net income (loss)	$3,190	$5,169	$2,926	$5,202	$(9,067)

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Successor		Predecessor
($ in thousands)	Nine Months Ended July 4, 2004	Period from February 7, 2003 to June 29, 2003	Period from September 30, 2002 to February 6, 2003
Operating activities:
Net income (loss)	$2,926	$5,202	$(9,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18,826	6,579	5,941
Amortization of goodwill and other intangibles (Note 3)	4,856	3,497	150
Amortization of deferred financing costs	1,432	707	359
Write-off of deferred financing costs associated with repayment of debt	—	1,900	1,695
Provision for doubtful accounts	104	149	(614)
Restructuring charge (recovery)	264	—	(460)
Loss (gain) on disposition of property, plant and equipment	143	(29)	24
Deferred income taxes	2,606	—	(1,802)
Stock-based compensation	799	—	—
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(463)	(6,178)	2,333
Inventories	(382)	2,327	(5,643)
Other assets	(450)	14	(570)
Accounts payable	(5,586)	(2,341)	(2,920)
Accrued and other liabilities	(9,336)	(801)	15,624
Income taxes, net	962	3,055	(7,185)

Net cash provided by (used in) operating activities	16,701	14,081	(2,135)

Investing activities:
Capital expenditures	(15,583)	(6,775)	(4,607)
Proceeds from disposition of property, plant and equipment	115	—	23
Transaction costs	—	(19,868)	—
Other	—	(17)	2

Net cash used in investing activities	(15,468)	(26,660)	(4,582)

Financing activities:
Revolving credit facility (repayments) borrowings, net	(1,170)	9,393	2,653
Repayment of long-term debt	—	(100,000)	—
Proceeds from assumption of senior subordinated notes	—	200,470	—
Issuance of common stock	—	80,000	—
Equity investment by parent (Note 9)	2,525	—	—
Redemption of Predecessor stock and options	—	(175,885)	—
(Decrease) increase in unpresented bank drafts	(1,280)	9,847	(12,417)
Principal payments under capital leases	(64)	(22)	(19)
Issuance of treasury stock for stock options exercised	—	—	545
Funds received from (placed in) escrow related to merger transaction	—	3,000	(3,000)
Financing costs incurred	(412)	(10,495)	(425)

Net cash (used in) provided by financing activities	(401)	16,308	(12,663)

Net increase (decrease) in cash and equivalents	832	3,729	(19,380)
Cash and equivalents, beginning of period	248	110	19,490

Cash and equivalents, end of period	$1,080	$3,839	$110

Continued on next page.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Continued from prior page.

	Successor		Predecessor
($ in thousands)	Nine Months Ended July 4, 2004	Period from February 7, 2003 to June 29, 2003	Period from September 30, 2002 to February 6, 2003
Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:
Interest	$21,721	$18,350	$5,374

Income taxes	$(1,819)	$152	$4,197

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$684	$971	$1,122

Acquisition of property, plant and equipment utilizing capital leases	$—	$32	$—

Note receivable received in disposition of assets held for sale	$—	$1,450	$—

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

BWAY Corporation (“BWAY” or the “Company”) manufacturers and distributes metal containers and rigid plastic containers and provides material center services primarily in the United States and Canada. Effective May 2, 2004, BWAY and its then significant subsidiary, BWAY Manufacturing, Inc., merged with BWAY as the surviving corporation.

The Company has prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of July 4, 2004 (Successor, as defined below) and September 28, 2003 (Successor) and for the three and nine months ended July 4, 2004 (Successor), for the three months ended June 29, 2003 (Successor), for the period from February 7, 2003 to June 29, 2003 (Successor) and for the period from September 30, 2002 to February 6, 2003 (Predecessor, as defined below) include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three- and nine-months ended July 4, 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 28, 2003 (the “Annual Report”).

BWAY is a wholly-owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., as a result of the merger agreement entered into with BCO Holding and BCO Acquisition, Inc. pursuant to which all outstanding shares of BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 (the “Merger”). For a discussion of the Merger, see Note 2 to the Consolidated Financial Statements in Item 8 of the Annual Report.

Due to the Merger, the consolidated statements of operations for the three and nine month periods ended July 4, 2004, for the three months ended June 29, 2003, for the period from February 7, 2003 to June 29, 2003 and for the period from September 30, 2002 to February 6, 2003 and the consolidated statements of cash flows for the nine-months ended July 4, 2004 and June 29, 2003, for the period from February 7, 2003 to June 29, 2003 and for the period from September 30, 2002 to February 6, 2003 are presented as “Predecessor” and “Successor” as these periods relate to the period succeeding the Merger and to the period preceding the Merger, respectively.

On August 25, 2003, BWAY Manufacturing acquired substantially all of the assets of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, which added these plastic containers to the Company’s available products (the “SST Acquisition”). Although substantially complete, final adjustments, as applicable, to the purchase price allocation for this acquisition will be completed in the Company’s fourth fiscal quarter of 2004.

The Company operates on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 is a 53-week fiscal year with an additional week included in the first fiscal quarter, which ended January 4, 2004.

During the second quarter of fiscal 2004, the Company began production at its aerosol assembly facility in Sturtevant, Wisconsin. During the third quarter of fiscal 2004, the Company ceased all production at its Picayune, Mississippi facility in accordance with the plan it previously reported.

Subsequent Event

Effective July 7, 2004, the Company acquired all of the outstanding common stock of North America Packaging Corporation (“NAMPAC”), a leading North American producer of general line rigid plastic containers, for approximately $213.8 million in cash (the “NAMPAC Acquisition”). The acquisition was funded by an equity contribution and proceeds of a new credit facility. In addition to the cash consideration paid, the Company paid or accrued approximately $8.0 million in transaction and financing costs associated with the NAMPAC Acquisition and new credit facility, respectively. A portion of the cash consideration paid at closing was used to extinguish all outstanding debt of NAMPAC. The consideration paid at closing is subject to adjustment based upon the closing date working capital of NAMPAC, as provided for in the related stock purchase agreement.

In conjunction with the NAMPAC Acquisition, the Company entered into a new $255.0 million credit facility (consisting of a $225 million term loan and a $30 million revolver, which was undrawn at the closing of the NAMPAC Acquisition) and obtained $30.0 million in additional equity from BCO Holding that was contributed by its equity investors, including certain members of management. The proceeds of the equity investment and initial borrowings under the new credit facility were used to acquire the NAMPAC stock and to extinguish the Company’s then current credit agreement. See Note 9 to these consolidated financial statements for further discussion.

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

If compensation expense for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates of the awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income (loss) would have been as follows:

	Successor				Predecessor
	Three Months Ended		Nine Months Ended July 4, 2004	Period from February 7, 2003 to June 29, 2003	Period from September 30, 2002 to February 6, 2003
($ in thousands)	July 4, 2004	June 29, 2003
Net income (loss), as reported	$3,190	$5,169	$2,926	$5,202	$(9,067)
Stock-based compensation included in net income (loss), net of tax (1)	204	—	500	—	8,239
Pro forma stock-based compensation under SFAS 123, net of tax	(610)	(625)	(1,903)	(981)	(1,271)

Pro forma net income (loss)	$2,784	$4,544	$1,523	$4,221	$(2,099)

(1)	The $204 thousand and $500 thousand of stock-based compensation, net of tax, recorded in the third quarter and first nine months of fiscal 2004, respectively, related to stock options primarily issued in fiscal 2003 pursuant to the BCO Holding Company Stock Incentive Plan.

2.	INVENTORIES

Inventories consist of the following:

	Successor
($ in thousands)	July 4, 2004	September 28, 2003
Inventories at FIFO cost:
Raw materials	$5,752	$6,622
Work-in-process	32,926	29,994
Finished goods	15,881	14,874

	54,559	51,490
LIFO reserve	(3,309)	(622)

Inventories, net	$51,250	$50,868

3.	GOODWILL AND OTHER INTANGIBLES

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

The following table sets forth the intangible assets by major asset class:

	Successor
	July 4, 2004			September 28, 2003
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets

Customer relationships (1)	$67,846	$(9,410)	$58,436	$67,846	$(5,139)	$62,707
Tradename (2)	8,590	(1,136)	7,454	8,590	(556)	8,034
Non-compete agreement (3)	30	(16)	14	30	(11)	19

Total amortized intangible assets	$76,466	$(10,562)	$65,904	$76,466	$(5,706)	$70,760

Unamortized intangible assets

Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$77,079	$(10,562)	$66,517	$77,079	$(5,706)	$71,373

(1)	Useful lives range between 14 and 16 years.
(2)	Useful life of 10 years.
(3)	Useful life of approximately 4 years.

The Company expects to incur amortization expense by fiscal year as follows ($ in thousands):

Fiscal Year Ended:
2004	$6,474
2005	6,857
2006	6,559
2007	6,254
2008	5,970
Thereafter	38,646

$70,760

Of the $6.5 million of amortization expense the Company expects to incur in fiscal year 2004, the Company recorded $4.9 million in the first nine months of fiscal 2004.

The following table sets forth changes in goodwill during the first nine months of fiscal 2004. There were no changes in other intangible assets, gross, during the first nine months of fiscal 2004.

($ in thousands)	Goodwill
Balance, September 28, 2003	$120,123
Additions related to SST acquisition	255

Balance, July 4, 2004	$120,378

4.	LONG-TERM DEBT

Long-term debt as of July 4, 2004 consisted of the following ($ in thousands):

10% senior subordinated notes, due 2010	$200,000
Credit facility borrowings	16,000

Long-term debt	$216,000

Credit Facility

As of July 4, 2004, the Company had borrowings outstanding under its $90 million Credit Facility of $16.0 million, net of lockbox receipts in transit, and had $5.5 million in standby letters of credit, each of which reduced the amount of borrowings available. At July 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR). As further discussed in Note 9, the Company’s Credit Facility was terminated and replaced on July 7, 2004 with $255 million of senior secured credit facilities in conjunction with the NAMPAC Acquisition. The $255.0 million consists of a $30.0 million revolver and a $225.0 million term loan.

Scheduled maturities of long-term debt, including current maturities, as of July 4, 2004 were as follows:

($ in thousands)
2008 (1)	$16,000
Thereafter	200,000

$216,000

(1)	As further discussed in Note 9, subsequent to July 4, 2004, the Credit Facility was terminated and replaced with a new credit facility, which matures in 2009.

5.	POST-RETIREMENT BENEFIT PLAN

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

	Successor				Predecessor
	Three Months Ended		Nine Months Ended July 4, 2004	Period from February 7, 2003 to June 29, 2003	Period from September 30, 2002 to February 6, 2003
($ in thousands)	July 4, 2004	June 29, 2003
Components of net periodic benefit cost:
Service cost on benefits earned	$1	$—	$3	$—	$—
Interest cost on accumulated postretirement benefit obligation	100	89	300	140	127
Amortization of actuarial gain	17	—	50	1	1

Net periodic benefit cost	$118	$89	$353	$141	$128

6.	RESTRUCTURING CHARGE AND EXIT LIABILITY

The following table sets forth changes in our restructuring and exit liabilities from September 28, 2003 to July 4, 2004. The nature of the liabilities has not changed from that previously reported in the Annual Report. The restructuring and exit liabilities are included in other current liabilities.

	Successor
($ in millions)	Balance September 28, 2003	Additions	Expenditures	Balance July 4, 2004
Restructuring liability:
Facility closure costs	$1.5	$—	$(1.1)	$0.4

Exit liability:
Severance costs	$0.2	$0.3	$(0.5)	$—
Facility closure costs	0.5	—	(0.4)	0.1

Total exit liability	$0.7	$0.3	$(0.9)	$0.1

A portion of the restructuring liability relates to the closure of our Picayune, Mississippi manufacturing facility. The facility was closed and all remaining employees were severed in the third quarter of fiscal 2004.

Restructuring Charge

Following the Merger in February 2003, the Company implemented a plan to terminate certain salaried employees. In the first nine months of fiscal 2004, the Company terminated two salaried employees and recognized an expense of approximately $0.1 million related to severance.

In the third quarter of fiscal 2004, the Company expensed an additional $0.2 million related to severance associated with the closure of its Picayune, Mississippi manufacturing facility.

7.	COMMITMENTS AND CONTINGENCIES

Environmental

The Company is subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. The Company believes that it is currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, the Company in the course of its operations uses, stores and disposes of hazardous substances. Some of its current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While the Company does not believe that any investigation or identified remediation obligations will have a material adverse effect on its operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of its facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on its operating results or financial condition.

The Company believes future expenditures will be necessary in order to comply with the recently enacted federal Maximum Achievable Control Technology (“MACT”) regulations that become effective in November 2006 related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds.

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

In early 2002, pursuant to its indemnification obligations to the Company, Ball Corporation (“Ball”), the prior owner of the Company’s Cincinnati, Ohio facility, agreed to address a waste disposal area uncovered at that facility to the satisfaction of state and county authorities. In December 2003, Ball completed removal and covering of the waste disposal area to the satisfaction of the state. The Company does not expect to incur any material costs related to this issue.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had a reserve of approximately $0.2 million and $0.6 million for environmental investigation and remediation obligations as of July 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amount reserved.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations. At July 4, 2004 and September 28, 2003, the Company had accrued approximately $0.6 million and $0.4 million, respectively, related to pending litigation matters.

Letters of Credit

At July 4, 2004, a bank had issued standby letters of credit on behalf of the Company in the aggregate amount of $5.5 million. Of the total, $4.5 million was in favor of the Company’s workers’ compensation insurers and purchasing card vendor and $1.0 million was in favor of certain NAMPAC insurers in anticipation of the NAMPAC Acquisition, which closed on July 7, 2004.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company will be subject to the revision for financials related to the fiscal year ending October 2, 2004, and it was subject to the revisions for interim financials beginning with the Company’s second fiscal quarter of 2004 that began January 5, 2004.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a VIE. The revision delayed the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the second quarter of fiscal 2004. The Company has not identified any VIEs and, accordingly, the application of this Interpretation has not affected the Company’s results of operations or financial position.

9.	SUBSEQUENT EVENTS

NAMPAC Acquisition

Effective July 7, 2004, the Company acquired all of the issued and outstanding shares of stock of NAMPAC from MVOC LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC, pursuant to a stock purchase agreement dated as of May 28, 2004. As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY.

The total cash consideration paid in the NAMPAC Acquisition was approximately $213.8 million, which was funded in part by a $30.0 million equity contribution from BCO Holding via BWAY’s primary equity partner, Kelso & Company, along with BWAY senior management, and from the proceeds of a $225.0 million term loan facility (the “Term Loan”) under a credit facility jointly arranged by Deutsche Bank Securities Inc. and J.P. Morgan Securities, Inc. In addition to the cash consideration paid, BWAY paid or accrued approximately $8.0 million in transaction and financing costs associated with the NAMPAC Acquisition and new credit facility, respectively. A portion of the $213.8 million cash consideration paid at closing was used to extinguish all outstanding debt of NAMPAC. The cash consideration paid is subject to adjustment based upon the closing date working capital of NAMPAC, as provided in the stock purchase agreement.

A portion of the $30.0 million equity contribution, $2.5 million, was received in the quarter ended July 4, 2004. Since the contribution was contingent upon the closing of the NAMPAC Acquisition, which occurred on July 7, 2004, the $2.5 million was included in other long-term liabilities in the consolidated balance sheet dated July 4, 2004. Upon the closing of the NAMPAC Acquisition, the amount was reclassified to additional paid in capital.

Credit Facilities

On July 7, 2004, in connection with the NAMPAC Acquisition, the Company and BCO Holding entered into a new $255.0 million credit facility with various lenders and Deutsche Bank Trust Company Americas as administrative agent. The credit facility consists of (a) the Term Loan, maturing June 30, 2011 (or April 15, 2010, if all of BWAY’s $200 million aggregate principal amount of 10% Senior Subordinated Notes due 2010, including any additional notes issued under the related indenture, have not been refinanced as of April 15, 2010 upon the terms specified in the documentation for the credit facility) and (b) a $30.0 million revolving credit facility (the “Revolver”) maturing June 30, 2009. At closing, there were no borrowings drawn on the Revolver. During the first six years of the Term Loan, annual amortization, which is payable quarterly beginning September 30, 2004, is required in the amount of $0.9 million; thereafter, the remaining principal amount of the Term Loan is payable in four equal quarterly amortization payments, the final installment of which occurs on the Term Loan maturity date.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at the Company’s discretion.

BWAY’s obligations under the new credit facility are guaranteed by BCO Holding and each of BWAY’s domestic subsidiaries, and secured by substantially all of the assets of BCO Holding, BWAY and each of BWAY’s domestic subsidiaries.

At closing, a portion of the proceeds from the Term Loan financing were used to repay all outstanding principal, accrued interest and other amounts due under the Company’s then existing $90.0 million revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of this report. We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Fiscal 2004 is a 53-week fiscal year with an additional week included in the first fiscal quarter, which ended January 4, 2004.

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

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the following as the accounting policies we consider critical to our financial statements. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition. We recognize revenue when products are shipped and title and risk of loss pass to our customers. Provisions for returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

Accounts Receivable. We estimate allowances based on the aging of accounts receivable and customer creditworthiness. Allowances are also provided for amounts in dispute with customers. Our estimate of allowances includes amounts for specifically identified losses and a general amount for estimated losses. The determination of allowances is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase our accounts receivable allowances.

Inventories. Inventories are carried at the lower of cost or market, with cost primarily determined under the last-in, first-out, or LIFO, method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on inventory aging and our judgment of future realization. Projected inventory losses are recognized at the time the loss is evident rather than upon the ultimate disposition of goods.

Accrued Rebates. We enter into contractual agreements with our customers for rebates on certain products. We accrue a provision for these rebates and take a charge against net sales in the same period as the associated revenue is recognized.

Long-lived Assets. We review our long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. The estimated useful lives of our fixed assets and finite lived intangible assets are based on our determination of their classification and expected usage. Identifiable intangible assets with finite useful lives are amortized over their remaining useful lives in proportion to the underlying cash flows that were used in determining their fair value. Pursuant to the provisions of SFAS 142, we do not amortize goodwill or indefinite-lived assets, which are subject to impairment testing, which we will perform annually on the last day of our eleventh fiscal month (approximately August 30).

Reorganization. At February 7, 2003, our senior management committed to a plan to exit our Southwest manufacturing facility in Dallas, Texas. In conjunction with this decision and in consideration of Emerging Issues Task Force (“EITF”) Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we established an exit liability of $1.1 million, which included severance and benefit costs of $0.5 million and estimated facility closure costs of $0.6 million. The determination of the amount of the liability involved the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated.

Restructuring. In the fourth quarter of fiscal 2003, Folgers notified us that it planed to convert its packaging requirements beginning in fiscal 2004 to an alternative packaging that we do not manufacture. As a result of this conversion, we closed our Picayune, Mississippi manufacturing facility in the third quarter of fiscal 2004. Related to this closure and in accordance with the guidance of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a restructuring charge of approximately $0.3 million, primarily related to severance and benefits, in the fourth quarter of fiscal 2003, and we recorded additional charges through the third quarter of fiscal 2004 of approximately $0.2 million. In addition to the restructuring charge, we recorded additional depreciation expense of approximately $5.0 million related to the shortened useful lives on assets to be disposed of in connection with the planned closure of the Picayune manufacturing facility

We recorded restructuring expenses in fiscal years 2001 and 2002 and a reduction in restructuring expense in fiscal year 2003 primarily related to the closure of manufacturing facilities. The determination of the amount of these liabilities involves the use of estimates and judgments by us. The actual amounts that will ultimately be incurred and the timing thereof may differ significantly from the amounts originally estimated. We will adjust the previously estimated amounts when it becomes evident that a particular item will be settled for an amount different than what was originally estimated. These restructuring items are accounted for in accordance with the guidance of EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Results of Operations

Raw Materials—Steel

Steel Supply. Steel products represent the largest component of our raw materials. The market for steel has recently tightened making it more difficult to obtain the raw material. During the quarter, we were able to obtain the necessary supply of steel to avoid disruption of service to our customers. However, we cannot provide assurances that these supplies will be readily available in the future at a cost that is economically feasible.

Steel Price Increases and Surcharges. Steel suppliers have implemented surcharges for steel, which began to impact cost of products sold in our third quarter of fiscal 2004. Due to the tightening of the steel market, we expect steel supplier surcharges to continue. We have implemented a surcharge “pass-through” to our customers, and, to date, we have been successful in recovering the impact of these steel surcharges. In addition, we historically have been able to recover steel supplier price increases through higher selling prices to our customers. However, we cannot provide assurances that we will have the ability to pass future steel surcharges through to our customers or recover future steel price increases charged by our suppliers.

In the following discussion, comparisons are made between the three and nine month periods ended July 4, 2004 and June 29, 2003, notwithstanding the presentation in our consolidated statements of operations for fiscal 2003 of the periods covering September 30, 2002 to February 6, 2003 and February 7, 2003 to June 29, 2003. The partial periods referred to above coincide with the February 7, 2003 Merger (See Item 1–Note 1). Management does not believe a discussion of the partial periods presented for fiscal 2003 in the consolidated statements of operations would be meaningful and, accordingly, has prepared its discussion of the results of operations by comparing the three and nine months periods ended July 4, 2004 with the three and nine month periods ended June 29, 2003 without regard to the period ended February 6, 2003 or the period that began February 7, 2003.

Net Sales. Net sales decreased 2.5% in the third quarter of fiscal 2004 to $142.3 million from $145.9 million in the third quarter of fiscal 2003. During the first nine months of fiscal 2004, net sales increased 0.6% to $414.1 million from $411.5 million in the first nine months of fiscal 2003. Increases in net sales are primarily due to gains in aerosol, paint and other general line can sales and in general line rigid plastic packaging resulting from the SST Acquisition in the last month of fiscal 2003. Increases in net sales in the first nine months of fiscal 2004, primarily in the third fiscal quarter, were also a result of steel surcharges that we were able to pass-through to our customers (as discussed above). These increases in net sales were partially offset by reductions in coffee can sales resulting from Folgers’ transition to an alternative package that we do not produce, and, to a lesser extent, voluntary reductions in material center sales related to a redirection of capacity to meet our internal demands. Sales to Folgers were approximately $15.3 million lower in the third quarter of fiscal 2004 from the third quarter of fiscal 2003. Net sales in the third quarter of fiscal 2004 were also impacted by the delay of certain customer shipments in response to the tightening of the metal supply that began earlier in the year.

Cost of Products Sold. Cost of products sold, excluding depreciation and amortization (“CPS”), decreased $1.3 million in the third quarter of fiscal 2004 to $121.1 million from $122.4 million in the third quarter of fiscal 2003. CPS increased to 85.1% of net sales in the third quarter of fiscal 2004 from 83.9% of net sales in the third quarter of fiscal 2003. The increase in CPS as a percentage of net sales for the third quarter of fiscal 2004 over the third quarter of fiscal 2003 is a result of lower sales, manufacturing inefficiencies associated with steel availability and a result of a $2.0 million non-cash LIFO reserve adjustment in the third quarter of fiscal 2004 attributable to increased inventory values as a result of the steel surcharges. CPS decreased $1.3 million in the first nine months of fiscal 2004 to $355.7 million from $357.0 million in the first nine months of fiscal 2003. CPS in the first nine months of fiscal 2003 included $5.6 million in costs associated with the Merger that were primarily related to the settlement of outstanding stock options and the recognition of manufacturer’s profit in beginning inventory. Excluding the $5.6 million in costs associated with the Merger, CPS increased $4.3 million to $355.7 million or 85.9% of net sales in the first nine months of fiscal 2004 from $351.3 million or 85.4% of net sales in the first nine months of fiscal 2003. The increase in CPS, excluding the $5.6 million in costs associated with the Merger, as a percentage of net sales for the first nine months of fiscal 2004 over the first nine months of fiscal 2003 was primarily a result of steel surcharges from the steel mills, the $2.0 million non-cash LIFO reserve adjustment in the third quarter of fiscal 2004 discussed above, startup costs associated with our new aerosol facility, the shutting of our Picayune, Mississippi facility and the SST Acquisition in the last month of fiscal 2003.

Depreciation and Amortization. Depreciation and amortization expense of $6.2 million in the third quarter of fiscal 2004 decreased $0.4 million from $6.6 million in the third quarter of fiscal 2003. Depreciation and amortization expense increased $7.5 million to $23.7 million in the first nine months of fiscal 2004 from $16.2 million in the first nine months of fiscal 2003. These increases are primarily due to amortization expense on intangible asset values associated with the Merger and to additional depreciation expense in fiscal 2004 of approximately $5.0 million in the first nine months related to the shortened useful lives on assets to be disposed of in connection with the closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004.

Selling and Administrative Expenses. Selling and administrative expenses (“S & A”) increased $0.9 million to $3.5 million in the third quarter of fiscal 2004 from $2.6 million in the third quarter of fiscal 2003. As a percentage of net sales, S &A increased to 2.4% in the third quarter of fiscal 2004 from 1.8% in the third quarter of fiscal 2003. S & A in the first nine months of fiscal 2003 included $9.7 million in costs associated with the Merger that primarily related to the settlement of outstanding stock options. Excluding the $9.7 million in costs associated with the Merger, S & A increased $1.4 million to $11.0 million in the first nine months of fiscal 2004 from $9.6 million in the first nine months of fiscal 2003. As a percentage of net sales, S & A (excluding the $9.7 million in costs associated with the merger) increased to 2.7% in the first nine months of fiscal 2004 from 2.3% in the first nine months of fiscal 2003. These increases in S & A are primarily associated with stock based compensation recorded in the third quarter and first nine months of fiscal 2004 that were not applicable in the comparable periods in fiscal 2003 and to additional S & A associated with the SST Acquisition.

Merger-Related Transaction Costs. During the first nine months of fiscal 2003, the Company recorded $2.5 million of merger-related transaction costs, which consisted primarily of professional fees incurred related to the Merger.

Interest Expense, Net. Interest expense, net, decreased $0.1 million to $5.8 million in the third quarter of fiscal 2004 from $5.9 million in the third quarter of fiscal 2003. Interest expense, net, in the first nine months of fiscal 2003 included $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with the $100.0 million Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired at the closing of the Merger. Excluding these $8.7 million in costs associated with the Merger, interest expense, net, increased $4.4 million to $18.1 million in first nine months of fiscal 2004 from $13.7 million in the first nine months of fiscal 2003. The increase in interest expense, net, in the first nine months of fiscal 2004 is primarily related to higher average debt associated with financing the Merger in February 2003.

Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes (“Income Taxes”) decreased $1.1 million to $2.1 million in the third quarter of fiscal 2004 from $3.2 million in the third quarter of fiscal 2003. Income Taxes increased $3.3 million to $1.7 million in the first nine months of fiscal 2004 from $(1.6) million in the first nine months of fiscal 2003. Notwithstanding changes in the effective tax rate, Income Taxes changes in the third quarter and first nine months of fiscal 2004 from the comparable periods in fiscal 2003 resulted from the change in net income (loss) before income taxes; changes in the first nine months were largely impacted by costs associated with the Merger, as discussed above. The effective tax rate increased in the third quarter of fiscal 2004 to 39.8% from 38.1% in the third quarter in 2003. The effective tax rate increased to 37.4% in the first nine months of fiscal 2004 from 29.1% in the first nine months of fiscal 2003. Changes in the effective tax rate for the third quarter and first nine months of fiscal 2004 from the comparable periods of fiscal 2003 were primarily due to the timing of tax provision adjustments associated with the filing of the preceding year’s tax return and the tax treatment of transaction costs and intangibles amortization in fiscal 2003.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the third quarter of fiscal 2004 were primarily financed through operations and borrowings under our Credit Facility. During the third quarter of fiscal 2004, cash and cash equivalents increased $0.9 million and net Credit Facility borrowings decreased $3.6 million. Credit Facility borrowings were $4.0 million higher at the end of the third quarter of fiscal 2004 compared to borrowings at the end of the third quarter of fiscal 2003 primarily due to an increase in working capital related to unfavorable payment terms from steel suppliers.

As of July 4, 2004, we had borrowings outstanding under our $90 million Credit Facility of $16.0 million, net of lockbox receipts in transit, and had $5.5 million in standby letters of credit, each of which reduced the amount of borrowings available. At July 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR).

Credit Facility interest rates are currently based on the prime rate (as determined by Deutsche Bank AG, New York branch) plus an applicable rate margin or for LIBOR plus an applicable rate margin. We have the option of borrowing at either the prime-based or LIBOR-based rate depending on our expected cash requirements. The prime rate margin is fixed at 1.25% for the term of the facility and the LIBOR interest rate margin is determined quarterly based on our ratio of Total Indebtedness to EBITDA (each as defined in the Credit Facility) for the period then ended. The LIBOR rate margin can range between 2.25% and 3.0%. At July 4, 2004, the LIBOR rate margin was 2.75% and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR).

As further discussed in Note 9 to the consolidated financial statements in Item 1, our Credit Facility was terminated and replaced on July 7, 2004 with $255 million of senior secured credit facilities in conjunction with the NAMPAC Acquisition. The $255.0 million consists of a $30.0 million revolver and a $225.0 million term loan. The $30 million revolver was undrawn at the closing of the NAMPAC Acquisition.

Net cash provided by operating activities was $16.7 million during the first nine months of fiscal 2004 compared to $11.9 million during the first nine months of fiscal 2003. During the first nine months of fiscal 2004, cash provided by operating activities was primarily from net income before depreciation and amortization and from income tax refunds. During the first nine months of fiscal 2004, cash was primarily used to decrease accounts payable and accrued liabilities (including accrued interest). Net cash interest paid during the first nine months of fiscal 2004 was $21.7 million compared to $23.7 million paid during the first nine months of fiscal 2003. The decrease in cash interest paid relates primarily to the interest payments paid in the first nine months of fiscal 2003 associated with the Merger, partially offset by two full interest payments in the first nine months of fiscal 2004 on the $200 million Senior Subordinated Notes. Net cash taxes refunded during the first nine months of fiscal 2004 were $1.8 million compared to payments of $4.3 million in the first nine months of fiscal 2003. The decrease in net cash tax payments relates to income tax refunds associated with prior year losses primarily as a result of Merger related transactions.

Net cash used in investing activities was $15.5 million during the first nine months of fiscal 2004 compared to $31.2 million during the first nine months of fiscal 2003. Net cash used in investing activities in the first nine months of fiscal 2003 included $19.9 million of costs associated with the Merger. Excluding these transaction costs, net cash used in investing activities was primarily used for capital expenditures during the first nine months of each fiscal year. Capital expenditures increased $4.2 million in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 primarily as a result of the opening of our Sturtevant, Wisconsin manufacturing facility in fiscal 2004.

Net cash used in financing activities was $0.4 million during the first nine months of fiscal 2004 compared to net cash provided by financing activities of $3.6 million during the first nine months of fiscal 2003. In the first nine months of fiscal 2004, net repayments of Credit Facility borrowings were $1.2 million compared to net borrowings of $12.0 million during the first nine months of fiscal 2003. The decrease in net borrowings in the first nine months of fiscal 2004 compared to the comparable period of fiscal 2003 is a result of higher borrowings in the first nine months of fiscal 2003 incidental to the Merger. Decreases in unpresented bank drafts during the first nine months of fiscal 2004 and fiscal 2003 used cash of $1.3 million and $2.6 million, respectively. During the first nine months of fiscal 2003, net cash used in financing activities, excluding additional Credit Facility borrowings, included $6.3 million related to the Merger ($175.9 million used to redeem Predecessor stock and options, $100.0 million used to redeem the then outstanding $100 million senior subordinated notes and $10.9 million used for deferred financing costs, net of $200.5 million of proceeds provided by the assumption of $200 million senior subordinated notes from BWAY Finance and $80.0 million from the issuance of common stock).

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

Interest Rate Risk

The interest rate on our outstanding 10% Senior Subordinated notes due 2010 is fixed; therefore our cash flows and earnings related to these notes are not exposed to the marked risk of interest rate changes. However, the fair value of these Senior Subordinated Notes is exposed to market risk associated with interest rate changes.

Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our revolving credit facility, which bears interest at either the prime rate or LIBOR, plus an applicable margin. We determine whether to borrow at the prime-based or LIBOR-based rate based on cash requirements. The interest rate margin on prime borrowings under our credit facility is fixed at 1.25%. The interest rate margin on LIBOR borrowings under our credit facility is set quarterly and is based on our ratio of Total Indebtedness to Consolidated EBITDA (each as defined in the credit facility) for the quarterly period then ended. At July 4, 2004, rate margins were 1.25% (prime) and 2.75% (LIBOR) and actual borrowing rates were 5.25% (prime) and 3.94% (LIBOR).

At July 4, 2004, we had credit facility borrowings of $16.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates under our credit facility would reduce quarterly pretax earnings and cash flows by less than $0.1 million based on the outstanding credit facility borrowings at July 4, 2004.

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

At July 4, 2004, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.5 million. Of the total, $4.5 million was in favor of our workers’ compensation insurers and purchasing card vendor and $1.0 million was in favor of certain NAMPAC insurers in anticipation of the NAMPAC Acquisition, which closed on July 7, 2004.

Environmental Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, we, in the course of our operations, use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents.

While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

We believe future expenditures will be necessary in order to comply with the recently enacted federal Maximum Achievable Control Technology (“MACT”) regulations that become effective in November 2006 related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds.

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

In early 2002, pursuant to its indemnification obligations to us, Ball Corporation (“Ball”), the prior owner of our Cincinnati, Ohio facility, agreed to address a waste disposal area uncovered at that facility to the satisfaction of state and county authorities. In December 2003, Ball completed removal and covering of the waste disposal area to the satisfaction of the state. We do not expect to incur any material costs related to this issue.

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

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.2 million and $0.6 million for environmental investigation and remediation obligations as of July 4, 2004 and September 28, 2003, respectively; however, there can be no guarantee that future expenditures will not exceed the amounts reserved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk sensitive instruments to hedge interest or exchange rate risks or for trading purposes. For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of July 4, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended July 4, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a).	See Index to Exhibits.

(b).	Reports on Form 8-K:

1.	Current Report on Form 8-K dated May 28, 2004 and filed on June 1, 2004 reporting BWAY Corporation’s press release dated June 1, 2004, which announced the signing of a definitive agreement for the acquisition of all of the outstanding shares of North America Packaging Corporation by the Registrant; the press release and stock purchase agreement related thereto were filed as exhibits to the Current Report.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, competitive risks from substitute products and other container manufacturers, termination of the Company’s customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin and other raw material costs or availability, labor unrest, catastrophic loss of one of the Company’s manufacturing facilities, environmental exposures, management’s inability to identify or execute selective acquisitions, failures in the Company’s computer systems, unanticipated expenses, delays in implementing cost reduction initiatives, potential equipment malfunctions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company takes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Corporation
(Registrant)

Date: August 18, 2004	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2004	By:	/s/ Kevin C. Kern
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