Form 10-K
period 2004-10-03
BWAY CORP
filed 2005-01-03
CIK 943897

As Filed with the Securities and Exchange Commission on December 30, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:

October 3, 2004

001-12415

(Commission File Number)

BWAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-3624491
(State of incorporation)	(IRS Employer Identification No.)

8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237	(770) 645-4800
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of December 29, 2004, all of the voting and non-voting common equity was held by affiliates.

As of April 4, 2004 (the registrant’s most recently completed second fiscal quarter), all of the voting and non-voting common equity was held by affiliates.

As of December 29, 2004, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BWAY CORPORATION

BWAY CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended October 3, 2004

PART I

Item 1. Business

General

BWAY Corporation (“BWAY”), including its principal subsidiary, North America Packaging Corporation (“NAMPAC”), and each of their lesser subsidiaries (collectively the “Company”, “we”, “our” or “us”) is a leading North American manufacturer of metal and rigid plastic containers for paint and certain other consumer and industrial products. Our product offerings include a wide variety of steel containers such as paint, aerosol and specialty cans which are used by our customers to package a diverse range of end-use products which, in addition to paint, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. Our plastic containers include injection molded plastic pails and blow-molded tight head containers and drums. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates, which we believe are reliable.

Formerly, our principal metal container operations were conducted by our wholly owned subsidiary, BWAY Manufacturing, Inc., which was merged into BWAY in May 2004. We operate the company as two divisions. Our BWAY Packaging Division focuses on metal containers and sells and markets its products under the BWAY Corporation name and our NAMPAC Division focuses on plastic containers and sells and markets its products under the NAMPAC name.

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

Our NAMPAC subsidiary can trace its roots to Rheem Manufacturing Company, which was founded in the early 1900s as a steel container company. During the 1990s, NAMPAC was a subsidiary of an Australian company, Southcorp Ltd, until in 2001 it was acquired by MVOC, LLC from Southcorp in a management buyout. We acquired NAMPAC from MVOC, LLC in July 2004 as further described below under “Acquisitions and Dispositions.”

Agreement and Plan of Merger

On September 30, 2002, BCO Holding Company (“BCO Holding”), BCO Acquisition Inc. (“BCO Acquisition”) and BWAY entered into a merger agreement, which provided for the merger of BCO Acquisition and BWAY, with BWAY continuing as the surviving corporation. On November 27, 2002, BWAY Finance Corp. (“BWAY Finance”) issued $200 Million 10% Senior Subordinated Notes due 2010 in a private placement to raise a portion of the financing needed to consummate the merger. The merger was completed on February 7, 2003, at which time BWAY assumed BWAY Finance’s obligations under the $200 Million 10% Senior Subordinated Notes due 2010. As a result of the merger and related transactions, the Company is controlled by affiliates of Kelso & Company, L.P. (“Kelso”). Kelso is a private investment firm founded in 1971.

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

On November 4, 2003, the Registration Statement for our $200 million 10% Senior Subordinated Notes Due 2010 became effective under the Securities Act of 1933. In December 2003, we exchanged these notes for new notes registered under the Securities Act an equal principal amount (the “Notes”).

Acquisitions and Dispositions

In fiscal 2003, management committed to a plan to close our Southwest facility and reopen our Garland facility, both of which are located in the Dallas, Texas area. The Garland facility is larger and more versatile than the Southwest facility and enables us to meet increasing demand for the products we manufacture at the facility. We sold the Southwest facility in December 2004.

On August 25, 2003, we acquired substantially all of the assets, including working capital, of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets, for approximately $23.2 million in cash. This acquisition and the acquisition of NAMPAC discussed below have enabled us to expand our product offerings into a complementary segment of the container market.

In the fourth quarter of fiscal 2003, we were notified by Folgers, one of our then largest metal container customers, that it was converting its steel packaging requirements to an alternative package that we do not manufacture. As a result of this conversion, we closed our manufacturing facility in Picayune, Mississippi. We relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities. We shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging that we discontinued using when the facility was closed. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003, and approximately $5.8 million in additional depreciation expense in fiscal 2004.

On July 7, 2004, we acquired all of the stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets, from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $213.8 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The term loan facility is further discussed in Note 8 to the consolidated financial statements in Item 8 of this report. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.0 million in transaction costs associated with the acquisition. The purchase price was subject to a working capital adjustment, which was finalized and received in September 2004 and is reflected in the $213.8 million purchase price.

Industry Overview

The markets in which we participate can generally be placed into three broad categories: North American general line rigid metal containers (excluding aerosol), North American general line aerosol containers and North American general line rigid plastic containers, with estimated market sizes of approximately $700.0 million, $650.0 million and $1.0 billion, respectively. Our BWAY Packaging Division covers the North American general line rigid metal containers market, including aerosol, and our NAMPAC Division covers the North American general line rigid plastic containers market.

Metal Packaging Segment (BWAY Packaging Division)

Metal containers are currently utilized for three primary markets: beverage, food and general line. The general line market includes paint cans and components, aerosol cans, oblong cans, steel pails and ammunition boxes and a variety of other specialty cans. We estimate, based on industry data published by the Can Manufacturers Institute (the trade association of the metal and composite can manufacturing industry in the United States), that 2004 industry shipments in the United States will approximate 130 billion units as follows: 75% to the beverage market, 22% to the food market and 3% to the general line market. General line cans generally have higher selling prices than food or beverage. Few companies compete in each of the three product markets, and most of the companies that produce beverage and food cans do not compete in the general line market.

Products and Markets

Our metal packaging segment operates primarily in North America in the general line segment of the metal container market (approximately 91% of our fiscal 2004 metal packaging segment net sales). We also provide our customers with metal shearing, coating and printing services through our material center services business (approximately 6% of our fiscal 2004 metal packaging segment net sales). We have established leading positions in most of our product lines in the United States.

The following table sets forth the approximate percentage of net sales of the our metal packaging segment for fiscal 2002, 2003 and 2004 for general line cans (including ammunition boxes and aerosol cans), coffee cans and material center services:

	Fiscal Year
Metal Packaging Segment Principal Products	2002	2003	2004
General line cans	74%	75%	91%
Coffee cans (1)	12	13	3
Material center services (2)	14	12	6

Total	100%	100%	100%

(1)	The decline in coffee can sales is a result of Folgers conversion to alternative packaging that we do not manufacture. The conversion was completed in fiscal 2004 and we expect future coffee can sales to be nominal as a percentage of total metal packaging segment net sales. Net coffee can sales decreased approximately $48.0 million from fiscal 2003 as a result of the conversion.
(2)	The reduction in material center services sales is a result of an intentional redirection of our material center services capacity to meet internal needs. We expect future material center services sales as a percentage of total metal packaging segment net sales to continue to decline.

General Line Products

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid, and household and personal care products. Specific products include round cans with rings and plugs (typical paint cans), specialty cans (typically PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F” style cans and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to our customers within a one-day transit time.

Paint Cans. We are the leading supplier in North America and the only national supplier of metal paint cans. We are the sole supplier of metal paint cans to the leading domestic paint companies, and we are the sole supplier of paint can components to the primary manufacturer of hybrid paint cans in North America. We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales. Paint cans are manufactured to a variety of performance specifications and may be printed on the outside for customer marketing purposes, although most paint manufacturers use paper labels rather than printed cans. The paint can components we produce include ears, plugs and ends.

Specialty Cans. We are the leading supplier of metal specialty cans in North America. Specialty cans include screw top cans (Monotop®), pour top cans, oblong or “F” style cans and ammunition boxes. Screw top cans (Monotop®) typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products, including brake fluid, gasoline additives and radiator flushes. Oblong or “F” style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint-related products, charcoal lighter fluid and waterproofing products. We produce oblong cans in sizes ranging from one pint to one gallon. Oblong cans are generally printed to customer specifications. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Aerosol Cans. We are the third largest supplier of aerosol cans in North America. We focus on serving as a primary supplier to small and medium sized customers and as a secondary supplier to top tier customers. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides. We produce a variety of sizes, which may be labeled or decorated to customer specifications.

Steel Pails. We are one of the leading supplier of steel pails in North America. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either “closed head” for easy pouring products, or “open head” for more viscous products, with a lid that is crimped on after filling. We manufacture steel pails in sizes ranging from two and one-half to seven gallons. Steel pails are manufactured from either blackplate or cold rolled steel, are typically lined with rust inhibitors or other materials depending on the nature of the customers’ contents and are often printed to customer specifications.

Material Center Services

Material center services consist of steel shearing, coating and lithography services. We provide material center services for our can assembly facilities and, to the extent we have excess capacity, to third party customers. Net sales from material center services have been reduced as a result of our intentional redirection of our material center capacity to meet internal needs. We expect future material center services sales as a percentage of total metal packaging segment net sales to continue to decline.

Customers

Our customers include many of the world’s leading paint, consumer and personal care companies. For fiscal 2004, sales to our 10 largest metal packaging segment customers accounted for approximately 47% of the segment’s net sales and approximately 16% of the segment net sales were to one individual customer.

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

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. As part of our effort to further leverage our purchasing power to obtain favorable raw material prices, we have consolidated our steel purchasers among a small group of suppliers, and entered into contractual arrangements with certain suppliers. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

In fiscal 2004, several domestic steel suppliers implemented price surcharges that have impacted the metal packaging industry. The steel suppliers have indicated the need for surcharges due to a shortage of raw materials used to produce steel and increased global demand, primarily in China. In addition, there are indications that the steel shortage will continue in the near term that can impact, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce inventory.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds used in the manufacturing process. We do not anticipate any future shortages or supply problems for these items based on historical availability and the current number of suppliers.

Historically, the steel mills announce in the last quarter of the calendar year expected price increases for the coming calendar year. For calendar 2005, the mills have announced a 22% increase in the selling price of tinplate steel.

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

In addition, we face competitive risks from substitute products, such as plastics, and, to a lesser extent, composites and flexible packaging containers. During recent years, the steel container industry has experienced slight volume declines in certain product categories due to substitute products. Nonetheless, steel containers are the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (i) their price stability and competitiveness; (ii) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (iii) their lower storage and handling costs; (iv) their ability to hold highly volatile and solvent-based liquids; and (v) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives or our recent acquisitions of general line rigid plastics container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastics Packaging Segment (NAMPAC Division)

Products and Markets

We are the largest manufacturer of general line rigid plastic containers in the approximately $1.0 billion North American market and we produce products in five broad categories: (1) open-head containers, (2) tight-head containers, (3) F-Style plastic bottles, (4) plastic drums and (5) plastic paint bottles.

The following table sets forth the approximate percentage of net sales of our plastics packaging segment for fiscal 2004 for open-head containers, tight-head containers and other (which includes F-Style plastic bottles, plastics drums and plastic paint bottles). We did not have any plastics sales in fiscal 2002 and plastics packaging segment sales were immaterial in fiscal 2003.

Fiscal Year
Plastics Packaging Segment Principal Products	2004
Open-head containers	72%
Tight-head containers	12
Other containers	16

Total	100%

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene (“HDPE”) that range in size from one gallon to seven gallons. They are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries. Open-head containers come in a variety of cover designs, including high stack, tear skirt, standard and lightweight. Our product line also offers a diverse array of cover types. The standard colors used are white or natural, with other colors also available.

Tight-head Containers. Tight-head containers are blow-molded products that range in size from 10 liters to seven gallons. They can be made either round or rectangular, and like open-head containers, they are made of HDPE. The containers are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries. The containers come in both round and rectangular styles. Fittings include flex spout, a solid screw cap and a tamper evident screw cap, as well as custom fittings based upon customer requests. Embossments and mold options include an 18-millimeter screw top vent with cap, stacking lugs for most rectangular tight-head containers, graduation marks, and scoop bottom and tags in the top section. The standard colors used are white and natural, but other colors are available as well. The company’s tight-head offering is lightweight, recyclable, offered in any color, stackable and easily transportable, and easily allows branded designs to be printed.

F-Style Plastic Bottles. F-Style plastic bottles are one-piece, blow molded HDPE containers that range in size from 1 gallon to 2.5 gallons. Their most common use is for storing and shipping fertilizers and pesticides for the crop protection industries. Standard colors for the F-Style containers are white and natural with other colors available.

Plastic Drums. Plastic drums are large transportable drums made from HDPE, fitted with a heavy-duty drain-free handling ring, a bottom hand well and flame treatment. They are made in both open-head and tight-head formats, and are most frequently used for shipping concentrate beverage syrup and chemicals. Sales in the plastic drum market, which is a $175 million sector, constituted 8% of the plastic packaging segment’s 2004 net sales. This product ranges in size from 9 gallon to 55 gallon containers. Standard colors used are blue, green and white.

Plastic Paint Bottles. We are the primary supplier to a leading paint manufacturer of an innovative plastic paint container made from HDPE that NAMPAC developed with the customer. We have a long-standing relationship with the customer, which also purchases other products from us, including metal packaging. The paint bottle we offer is proprietary to the customer and we cannot provide it to other paint manufacturers.

Customers

Our plastics packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are also customers of our metal packaging segment. NAMPAC has long-term relationships with its customers and in many cases is the exclusive supplier of its customers’ plastic packaging requirements.

NAMPAC maintains a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. In addition, the company’s customers are primarily non-cyclical industries, allowing NAMPAC to protect itself against unforeseen swings in the economy.

Manufacturing Process

We employ a manufacturing process that is similar for most of our plastic packaging products. The process begins by feeding HDPE resin into a resin mixer, adding in colorant and heating the mixture to approximately 550-degrees Fahrenheit; the mixture is then inserted into a mold and cooled. Once it has hardened, it is transported on a conveyor belt that decorates and assembles the molded products until a finished container is complete.

Throughout the process, we maintain high standards of product quality by conducting extensive chemical, physical and visual inspections. Quality control personnel regularly review key aspects of production, testing both raw materials and finished goods and conducting extensive product and manufacturing process reviews.

We use two major manufacturing processes to develop our plastic products: injection molding and blow molding. Injection molding is the dominant manufacturing process in this segment.

Injection molding is a plastic manufacturing process in which melted plastic is injected into a molding cavity and allowed to cool. Pressure is applied during the cooling process to ensure that all of the mold cavities have been filled, and once the plastic has hardened, the shaped product is ejected from the molding. Open-head containers, which account for approximately 72% of the plastics packaging segment net sales, are made by the injection molding process.

Blow molding is the process used to create tight-head containers and F-Style plastic bottles and is generally the process preferred for manufacturing hollow plastic containers with small openings. The process involves clamping down the ends of a softened tube of plastic, inflating the plastic from the inside against the mold and cooling the product to harden the plastic.

Raw Materials

The main raw material utilized in the plastics packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. Furthermore, the product is relatively easy to process and form. HDPE resin constitutes approximately half of our plastics packaging segment total cost of products sold. As a commodity product, the resin is susceptible to price fluctuations. Resin prices have increased approximately 50% during the year.

In order to mitigate the impact of resin price fluctuations, we have written or informal agreements with our customers in which changes in resin cost are typically passed through to the customer. Most of these agreements are tied to specific chemical indices, such as the DeWitt Index, which provide a benchmark for the price of resin. As a result, some or all of the change in resin price is typically passed through to the customer, which is consistent with the industry.

Because HDPE is the primary plastic resin we use in the manufacture of our products, we are able to benefit from volume discounts from major HDPE suppliers. In addition, we employ a strategy to opportunistically purchase resin in discount markets, where resin can be bought below contract prices.

Competition

The sale of general line rigid plastic containers is very competitive. Competition is based primarily on service, manufacturing flexibility and price. We believe that (i) our low-cost, flexible manufacturing capacities, (ii) the close proximity of our manufacturing facilities to key customer locations and (iii) our reputation for quality and customer service enable us to compete effectively. We compete in injection molded open-head containers and blow molded tight-head containers, crop protection bottles, paint bottles and other products. We are currently the leading producer in North America of plastic paint bottles.

Employees

As of October 3, 2004, we employed 2,469 hourly employees and 497 salaried employees. Of the 2,469 hourly employees, 1,796 are non-union and the remaining 673 are covered by nine separate collective bargaining agreements.

In accordance with the plan we announced in October 2004 to close certain plastics manufacturing facilities that became redundant as a result of the NAMPAC Acquisition, we have closed one manufacturing facility and will begin to terminate or relocate employees at the two remaining facilities through our second fiscal quarter of 2005. In total, approximately 100 employees will be affected. See Note 17 to the consolidated financial statements in Item 8 of this report.

During fiscal 2004, we entered into new collective bargaining agreements with four of the six collective bargaining units covering unionized employees in the metal packaging segment. We reached an agreement with Chicago Local 458-3M Graphic Communications Workers International Union at our Franklin Park, Illinois facility, which affects approximately 35 employees, for the period November 2003 through October 2006. We reached an agreement with Local 14-M of the Graphic Communication Workers International Union at our Trenton, New Jersey facility, which affects approximately 70 employees, for the period April 2004 through March 2008. We reached an agreement with Local 162 of the International Association of Machinists and Aerospace Workers Union District 34, which affects approximately 13 employees, for the period September 2004 through September 2008 and with Local 4372 of the United Steelworkers of America, AFL-CIO, which affects approximately 99 employees, for the period from April 2004 through April 2008, each at our Cincinnati, Ohio facility. In November 2003, eight non-union employees at our Franklin Park, Illinois facility voted to be represented by the Chicago Local 458-3M Graphic Communications Workers International Union; to date, a final agreement has not been reached with these employees.

We have three collective bargaining agreements covering employees in the plastics packaging segment. The agreement with employees at our Valparaiso, Indiana facility, which affects approximately 77 employees, becomes amendable in August 2005. The other two agreements become amendable after fiscal 2005.

While we consider relations with our employees to be good, we may not be able to negotiate new or collective bargaining agreements becoming amendable on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our operating costs and results of operations.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

We believe future expenditures will be necessary in order to comply with the recently enacted federal Maximum Achievable Control Technology (“MACT”) regulations that become effective in November 2006 related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds.

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. The basis for the our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information or the extent to which, if necessary, we are covered by the indemnification agreement of the prior owner of the facility.

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by its current or former facilities or its predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our operating results or financial condition.

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.2 million and $0.6 million for environmental investigation and remediation obligations as of October 3, 2004 and September 28, 2003, respectively; however, we cannot guarantee that future expenditures will not exceed the amount reserved.

Item 2. Properties

The following table sets forth certain information with respect to our headquarters and manufacturing facilities as of December 1, 2004. We believe our properties are generally in good condition, well maintained and suitable for their intended use. We have not included in the following table any manufacturing facility that is held for sale, idle or otherwise not utilized by us in the production of our products.

Location	General Character	Approximate Square Footage	Type of Interest	Segment
Atlanta, Georgia (Headquarters)	Office	16,000	Leased	Corporate
Bryan, Texas	Manufacturing	83,000	Leased	Plastics
Cedar City, Utah (1)	Manufacturing	89,000	Owned	Plastics
Chicago, Illinois (Kilbourn) (1)	Manufacturing	141,000	Owned	Metal
Cidra, Puerto Rico	Manufacturing	83,000	Leased	Plastics
Cincinnati, Ohio	Manufacturing	467,000	Leased	Metal
Cleveland, Ohio	Manufacturing	248,000	Leased	Plastics
Dayton, New Jersey	Manufacturing	119,000	Leased	Plastics
Fontana, California	Manufacturing	72,000	Leased	Metal
Franklin Park, Illinois	Manufacturing	115,000	Leased	Metal
Garland, Texas	Manufacturing	108,000	Leased	Metal
Homerville, Georgia (1)	Manufacturing	395,000	Owned	Metal
Indianapolis, Indiana	Manufacturing	169,000	Leased	Plastics
Lithonia, Georgia	Manufacturing	75,000	Leased	Plastics
Loveland, Ohio	Manufacturing	258,000	Leased	Plastics
Memphis, Tennessee	Manufacturing	120,000	Leased	Metal
Peachtree City, Georgia	Manufacturing	135,000	Leased	Plastics
Sturtevant, Wisconsin	Manufacturing	85,000	Leased	Metal
Toccoa, Georgia	Manufacturing	121,000	Leased	Plastics
Trenton, New Jersey	Manufacturing	105,000	Leased	Metal
Valparaiso, Indiana	Manufacturing	106,000	Leased	Plastics
York, Pennsylvania (1)	Manufacturing	97,000	Owned	Metal

(1)	Our owned manufacturing facilities are subject to a lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under the Credit Facility.

We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our plant operations in the future.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business. No such currently pending proceedings are expected to have a material adverse effect on our financial condition or results of operations. We are also involved in certain proceedings relating to environmental matters as described under Item 1. “Business - Environmental, Health and Safety Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2004 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public market for our common equity, which is held entirely by BCO Holding.

We are prohibited from paying dividends pursuant to the credit agreement relating to our revolving credit facility and term loan and to the indenture relating to our 10% senior subordinated notes.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which you should read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with our consolidated financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the periods in the three-year period ended October 3, 2004 have been derived from our audited financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the fiscal years in the two-year period ended September 29, 2001 have been derived from our audited financial statements and related notes which are not included in this report. All amounts are presented in thousands, except ratios and per share data. In the discussion that follows, the “Transaction” is defined in Item 1 of this report under “Agreement and Plan of Merger.”

	Predecessor				Successor
	Fiscal Year Ended (1)			For the Period From		Fiscal Year Ended (1)
	2000	2001	2002	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003	2004
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$479,775	$475,039	$527,601	$186,726	$364,384	$611,588
Cost of products sold (excluding depreciation and amortization)	422,834	425,084	456,788	166,383	311,447	529,064

Gross profit (excluding depreciation and amortization)	56,941	49,955	70,813	20,343	52,937	82,524
Depreciation and amortization (2)(3)	22,412	20,713	19,582	6,091	16,835	31,724
Selling and administrative expense	17,057	15,610	14,179	14,875	8,675	14,040
Merger related transaction costs (4)	—	—	1,478	2,488	—	—
Restructuring and impairment charge (5)(6)(7)(8)(9)	5,900	21,500	1,250	(460)	260	352
Gain on curtailment of postretirement benefits	(1,171)	—	—	—	—	—
Financial advisory fees (10)	—	—	—	—	349	495
Other, net	(662)	(970)	(597)	17	556	(317)

Income (loss) from operations	13,405	(6,898)	34,921	(2,668)	26,262	36,230
Interest expense, net	16,657	15,747	13,109	11,190	16,935	26,889

Income (loss) before income taxes	(3,252)	(22,645)	21,812	(13,858)	9,327	9,341
Provision (benefit) for income taxes	(334)	(6,157)	9,556	(4,791)	3,462	3,634

Net income (loss)	$(2,918)	$(16,488)	$12,256	$(9,067)	$5,865	$5,707

	Predecessor				Successor
	Fiscal Year Ended (1)			For the Period From			Fiscal Year Ended (1)
	2000	2001	2002	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003		2004
	(Dollars in thousands)
Other Financial Data:
EBITDA (11)	$35,817	$13,815	$54,503	$3,423	$43,097		$67,954
EBITDA margin % (12)	7.5%	2.9%	10.3%	1.8%	11.8%		11.1%
Capital expenditures	$10,907	$9,421	$10,586	$4,607	$8,879		$19,066
Cash interest paid, net	16,206	14,345	11,720	5,374	18,611		22,595

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$25,297	$22,116	$46,063	$(2,135)	$30,415		$45,098
Net cash used in investing activities (13) (14)	(8,475)	(4,040)	(9,528)	(4,582)	(52,006)		(220,857)
Net cash provided by (used in) financing activities (15)(16)	(16,557)	(18,752)	(17,330)	(12,663)	21,729		202,836
Ratio of earnings to fixed charges (17)	—	—	2.46x	—	1.51	x	1.32	x

	Predecessor			Successor
	Fiscal Year Ended (1)
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Balance Sheet Data:
Total working capital	$14,583	$8,369	$20,467	$17,451	$52,382
Total assets (18)	332,723	300,895	306,686	443,325	741,404
Total debt (19) (20)	126,200	112,808	100,291	217,465	415,810
Stockholders’ equity	78,961	60,435	72,648	79,487	115,005

(1)	We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Our financial statements for the periods presented include the operating results related to the assets we acquired from SST Industries on August 25, 2003 and for the NAMPAC Acquisition on July 7, 2004. Our NAMPAC subsidiary reports its operations on a calendar month basis and it has been consolidated as of September 30, 2004. NAMPAC had no material transactions between September 30, 2004 and October 3, 2004 that required adjustment in the consolidated financial statements.
(2)	Depreciation for fiscal 2000 and for fiscal 2002 includes an additional $2.5 million and $0.7 million, respectively, of depreciation related to shortened useful lives of certain computer systems.
(3)	Deprecation for the period from February 7, 2003 to September 28, 2003 and for fiscal 2004 includes an additional $1.8 million and $5.8 million, respectively, of depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.
(4)	The fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 include charges of $1.5 million and $1.4 million, respectively, for certain professional fees and other transaction costs relating to the Transaction.
(5)	The second quarter of fiscal 2000 includes a $5.9 million restructuring and impairment charge related to the closing of two administrative offices, the termination of 89 employees and the write-down of equipment held for disposal.
(6)	The third quarter of fiscal 2001 includes a $21.5 million restructuring and impairment charge related to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of the closings.
(7)	The third quarter of fiscal 2002 includes an additional $1.2 million restructuring charge related to the closing of one of our manufacturing facilities in the third quarter of fiscal 2001. See footnote (6) above.
(8)	The period from September 30, 2002 to February 6, 2003 includes a $(0.5) million adjustment related to revised expectations of future lease payments for closed facilities.
(9)	The period from February 7 to September 28, 2003 and fiscal 2004 include charges of $0.3 million and $0.1 million, primarily for severance and benefits, related to the closing of our Picayune, Mississippi manufacturing facility.
(10)	Represents annual advisory fee paid to Kelso.
(11)	“EBITDA” represents net income (loss) before depreciation and amortization, interest expense, net and provision for (benefit from) income taxes, as shown in the table below. Restructuring and impairment charges (adjustments), financial advisory fees, other, net and merger-related transaction costs, collectively representing $4.1 million, $20.5 million, $2.1 million, $2.0 million, $1.2 million and $0.5 million, in fiscal 2000, 2001 and 2002, for the period from September 30, 2002 to February 6, 2003, for the period from February 7 to September 28, 2003 and fiscal 2004, respectively, have not been added back to net income (loss) for purposes of calculating EBITDA. In addition, $13.1 million for the period from September 30, 2002 to February 6, 2003 consists of $3.4 million included in cost of products sold (excluding depreciation and amortization) and $9.7 million in selling and administrative expense, which, in total, represent $12.6 million of compensation expense related to stock option payouts associated with the Transaction and $0.5 million of other expense associated with the Transaction. The $3.4 million for the period from February 7 to September 28, 2003 consists of $2.5 million included in cost of products sold (excluding depreciation and amortization) and $0.9 million in selling and administrative expense, which, in total, represents $1.2 million in stock-based compensation and $2.3 million in amortization of manufacturer’s profit recorded in inventory primarily as a result of the Transaction. The $1.5 million in fiscal 2004 consists of $0.6 million in cost of products sold (excluding depreciation and amortization) and $0.9 million in selling and administrative expense, which, in total, represents $1.1 million in stock-based compensation and $0.4 million in amortization of manufacturer’s profit recorded in inventory as a result of the NAMPAC Acquisition. The $13.1 million, $3.4 million and $1.5 million for the period from September 30, 2002 to February 6, 2003, for the period from February 7 to September 28, 2003 and for fiscal 2004, respectively, have not been added back to net income (loss) for purposes of calculating EBITDA.

Although EBITDA is not a GAAP (as defined below) measurement, we present EBITDA because it is one of the measures upon which management assesses our financial performance. Management also believes that EBITDA, which is commonly used as a measure of performance of companies in our industry, is frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt and to determine our financial performance. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Our definition of EBITDA is not calculated in the same way EBITDA is calculated under either the indenture governing the Notes or the Credit Facility. Also, such non-GAAP information presented by other companies may not be comparable to our presentation, since each company may define non-GAAP measures differently.

	Predecessor				Successor
	Fiscal Year Ended (1)			For the Period From		Fiscal Year Ended (1)
	2000	2001	2002	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003	2004
	(Dollars in thousands)
Net income (loss)	$(2,918)	$(16,488)	$12,256	$(9,067)	$5,865	$5,707
Depreciation and amortization (b) (c)	22,412	20,713	19,582	6,091	16,835	31,724
Interest expense, net	16,657	15,747	13,109	11,190	16,935	26,889
Provision for (benefit from) income taxes	(334)	(6,157)	9,556	(4,791)	3,462	3,634

EBITDA	$35,817	$13,815	$54,503	$3,423	$43,097	$67,954

(a)	We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30 of the applicable year. Our financial statements for the periods presented include the operating results related to the assets we acquired in from SST Industries on August 25, 2003 and for the NAMPAC Acquisition on July 7, 2004. Our NAMPAC subsidiary reports its operations on a calendar month basis and it has been consolidated as of September 30, 2004. NAMPAC had no material transactions between September 30, 2004 and October 3, 2004 that required adjustment in the consolidated financial statements.
(b)	Depreciation for fiscal 2000 and for fiscal 2002 includes an additional $2.5 million and $0.7 million, respectively, of depreciation related to shortened useful lives of certain computer systems.
(c)	Depreciation for the period from February 7, 2003 to September 28, 2003 and fiscal 2004 includes an additional $1.8 million and $5.8 million, respectively, of depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.

(12)	EBITDA margin is defined as the ratio of EBITDA to net sales.
(13)	Investing activities for the period from February 7 to September 28, 2003 include the use of $19.9 million in transaction costs related to the Transaction and $23.2 million related to the SST Acquisition.
(14)	Investing activities in fiscal 2004 include the use of $202.5 million, which is net of $11.3 million cash acquired, related to the NAMPAC Acquisition.
(15)	Financing activities for the period from September 30, 2002 to February 6, 2003 include $0.4 million in financing costs incurred related to the Transaction. Financing activities for the period from February 7 to September 28, 2003 include $5.6 million in net cash provided from the Transaction and $10.5 million in financing costs incurred related to the financing of the Transaction.
(16)	Financing activities for fiscal 2004 include the proceeds of a $225.0 million term loan used, in part, to finance the NAMPAC Acquisition, $30.0 million of additional capital contributed by BCO Holding and $6.8 million in financing costs incurred related to the term loan and the refinancing of our Credit Facility.
(17)	For purposes of determining the ratio of fixed charges, “earnings” are defined as earnings (loss) before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness, amortization of capitalized expenses related to indebtedness and one-third of rental expense on operating leases, which is representative of the interest factor. For fiscal 2000 and 2001, our fixed charges exceeded our earnings by $3.3 million and $22.2 million, respectively. For the period from September 30, 2002 to February 6, 2003, our fixed charges exceeded our earnings by $13.9 million.
(18)	Total assets at the end of fiscal 2004 reflect the assets associated with the NAMPAC Acquisition.
(19)	Total debt at the end of fiscal 2004 reflects the debt incurred in financing the NAMPAC Acquisition.
(20)	Total debt includes capital lease obligations of $0.3 million at the end of each of fiscal 2002 and 2003 and $0.8 million at the end of fiscal 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report as well as with a general understanding of our business as discussed in Item 1 of this report.

Major Developments

NAMPAC Acquisition. On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $213.8 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition.

SST Acquisition. On August 25, 2003, we acquired substantially all of the assets, including working capital, of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $23.2 million in cash for the assets. The acquisition was financed with borrowings under our then existing revolving credit facility.

The SST and NAMPAC acquisitions enabled us to enter the general line rigid plastic containers market, which we believe is important to our growth, and these acquisitions enable us to provide our customers with a more diverse product offering.

Picayune Facility Closure. As we reported in our fiscal 2003 annual report, one of our largest customers, Folgers, converted the steel packaging requirements we supplied to an alternative package that we did not manufacture. The conversion was fully completed in fiscal 2004 resulting in a reduction of net sales of approximately $48.0 million from fiscal 2003. We expect fiscal 2005 net sales to be reduced approximately $12.0 million from fiscal 2004 related to our loss of this business. As a result of the Folgers’ conversion, we closed our manufacturing facility in Picayune, Mississippi and relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities.

Results of Operations

In the following discussion, comparisons are made between fiscal years 2004 and 2003 and between fiscal 2003 and fiscal 2002, notwithstanding the presentation in our consolidated statements of income for fiscal 2003 of the periods from September 30, 2002 to February 6, 2003 (Predecessor), and February 7, 2003 to September 28, 2003 (Successor). The beginning of the partial period ended September 28, 2003 coincides with the merger transaction dated February 7, 2003. We do not believe a discussion of the various periods presented for fiscal 2003 in the consolidated statements of income would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing fiscal 2003 with each of fiscal 2004 and 2002 without regard to the differentiation between Predecessor and Successor results of operations for the periods ended February 6, 2003 and September 28, 2003.

The following table reconciles the fiscal 2003 statements of operations with the discussion of the results of operations that follows.

	For the Periods From
($ in thousands)	February 7, 2003 to September 28, 2003 (Successor)	September 30, 2002 to February 6, 2003 (Predecessor)	Fiscal 2003 (Combined)
Net sales	$364,384	$186,726	$551,110

Cost of products sold (excluding depreciation and amortization	311,447	166,383	477,830
Depreciation and amortization	16,835	6,091	22,926
Selling and administrative expense	8,675	14,875	23,550
Merger-related transaction costs	—	2,488	2,488
Restructuring and impairment charge (adjustment)	260	(460)	(200)
Interest expense, net	16,935	11,190	28,125
Financial advisory fees	349	—	349
Other, net	556	17	573

Total costs, expenses and other	355,057	200,584	555,641

Income (loss) before income taxes	9,327	(13,858)	(4,531)
Provision for (benefit from) income taxes	3,462	(4,791)	(1,329)

Net income (loss)	$5,865	$(9,067)	$(3,202)

Fiscal Years 2004 and 2003

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the fiscal years ended October 3, 2004 (fiscal 2004) and September 28, 2003 (fiscal 2003).

	Fiscal Year		Change		As a % of Net Sales Fiscal Year
($ in thousands)	2004	2003	$	%	2004	2003
Net sales	$611,588	$551,110	$60,478	11.0%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	529,064	477,830	51,234	10.7%	86.5%	86.7%

Gross margin	82,524	73,280	9,244	12.6%	13.5%	13.3%

Depreciation and amortization	31,724	22,926	8,798	38.4%	5.2%	4.2%
Selling and administrative expense	14,040	23,550	(9,510)	(40.4)%	2.3%	4.3%
Merger-related transaction costs	—	2,488	(2,488)	(100.0)%	—	0.5%
Restructuring and impairment charge (adjustment)	352	(200)	552	(276.0)%	0.1%	—
Interest expense, net	26,889	28,125	(1,236)	(4.4)%	4.4%	5.1%
Financial advisory fees	495	349	146	41.8%	0.1%	0.1%
Other, net	(317)	573	(890)	(155.3)%	(0.1)%	0.1%

Income (loss) before income taxes	9,341	(4,531)	13,872	(306.2)%	1.5%	(0.8)%
Provision for (benefit from) income taxes	3,634	(1,329)	4,963	(373.4)%	0.6%	(0.2)%

Net income (loss)	$5,707	$(3,202)	$8,909	(278.2)%	0.9%	(0.6)%

As noted above under “Major Developments,” we acquired SST in August 2003 and acquired NAMPAC in July 2004. The following discussion refers to these two acquisitions as the “Acquisitions.”

Net Sales.

Net Sales by Segment ($ in thousands)					As a % of the Total
	Fiscal Year		Change		Fiscal Year
	2004	2003	$	%	2004	2003
Metal packaging	$518,658	$548,329	$(29,671)	(5.4)%	84.8%	99.5%
Plastics packaging	92,930	2,781	90,149	—	15.2	0.5

Consolidated net sales	$611,588	$551,110	$60,478	11.0%	100.0%	100.0%

Net sales associated with our plastics packaging segment contributed approximately $90.1 million in additional net sales in fiscal 2004 over fiscal 2003 as a result of the Acquisitions. The $29.7 million decrease in metal packaging segment net sales is primarily a result of the loss of coffee container sales when Folgers switched to alternative packaging and to our intentional reduction in material center services sales to meet internal demand. Increases in other metal container sales and the pass through of steel surcharges partially offset these declines.

Cost of Products Sold.

Cost of Products Sold by Segment (excluding depreciation and amortization)					As a % of the Total
($ in thousands)	Fiscal Year		Change		Fiscal Year
	2004	2003	$	%	2004	2003
Metal packaging	$445,459	$469,511	$(24,052)	(5.1)%	84.2%	98.3%
Plastics packaging	83,052	2,480	80,572	—	15.7	0.5

Segment CPS	$528,511	471,991	$56,520	12.0%	99.9%	98.8%

Corporate undistributed expenses	206	214	(8)	(3.7)	0.0	0.0
Acquisition related expenses	347	5,625	(5,278)	(93.8)	0.1	1.2

Consolidated CPS	$529,064	$477,830	$51,234	10.7%	100.0%	100.0%

Segment cost of products sold (excluding depreciation and amortization) (“CPS”) increased $56.5 million. As a percentage of consolidated net sales, segment CPS increased to 86.4% in fiscal 2004 from 85.6% in fiscal 2003. These changes are due to changes within the two segments as discussed below.

Segment CPS from plastics packaging contributed approximately $80.6 million in additional CPS in fiscal 2004 over fiscal 2003 as a result of the Acquisitions. Segment CPS from metal packaging decreased $24.1 million from fiscal 2003 primarily due to the overall decrease in metal packaging sales partially offset by an increase in raw material costs associated with steel surcharges. The decrease in the metal packaging segment gross margin percentage from 14.4% in fiscal 2003 to 14.1% in fiscal 2004 is primarily a result of the increased raw material costs associated with the reduction in steel availability, which impacts production scheduling, the timing of steel surcharge pass through and higher costs associated with spot market purchases of steel.

Corporate undistributed expenses of $0.2 million in each of fiscal 2004 and 2003 represents stock based compensation associated with options issued after the Transaction. Acquisition related expenses represent the recognition of manufacturer’s profit in beginning inventory resulting from the NAMPAC Acquisition in fiscal 2004 and $2.2 million related to the Transaction in fiscal 2003. Acquisition related expenses in fiscal 2003 also include $3.4 million of expenses directly related to the Transaction, including $2.9 million for the settlement of stock options.

Depreciation and Amortization.

Depreciation and Amortization by Segment ($ in thousands)					As a % of the Total
	Fiscal Year		Change		Fiscal Year
	2004	2003	$	%	2004	2003
Metal packaging	$25,178	$20,821	$4,357	20.9%	79.4%	90.8%
Plastics packaging	4,674	135	4,539	—	14.7	0.6

Segment D&A	$29,852	20,956	$8,896	42.5%	94.1%	91.4%

Corporate	1,872	1,970	(98)	(5.0)	5.9	8.6

Consolidated D&A	$31,724	$22,926	$8,798	38.4%	100.0%	100.0%

Depreciation and amortization (“D&A”) associated with our plastics packaging segment increased $4.5 million as a result of the Acquisitions. D&A associated with our metal packaging segment increased $4.4 million, which includes an increase over fiscal 2003 of $4.0 million in additional depreciation associated with the shortened useful lives on assets associated with the closure of our Picayune manufacturing facility.

Selling and Administrative Expenses.

Selling and Administrative Expenses by Segment ($ in thousands)					As a % of the Total
	Fiscal Year		Change		Fiscal Year
	2004	2003	$	%	2004	2003
Metal packaging	$7,080	$7,662	$(582)	(7.6)%	50.5%	32.5%
Plastics packaging	1,579	128	1,451	—	11.2	0.5

Segment S&A	$8,659	$7,790	869	11.2%	61.7%	33.0%

Corporate undistributed expenses	5,381	6,068	(687)	(11.3)	38.3	25.8
Acquisition related expenses	—	9,692	(9,692)	—	0.0	41.2

Consolidated S&A	$14,040	$23,550	(9,510)	(40.4)%	100.0%	100.0%

Segment selling and administrative expenses (“S&A”) increased $0.9 million which represents an increase in plastics packaging segment S&A of $1.5 million associated with the Acquisitions and a decrease in metal packaging segment S&A of $0.6 million primarily as a result of lower expenses in fiscal 2004 related to bonuses, bad debts and employee relocation expenses.

Corporate undistributed expenses include $0.9 million in each of fiscal 2004 and 2003 related to stock based compensation associated with options issued after the Transaction. The net decrease in corporate undistributed S&A expenses of $0.7 million is primarily a result of lower expenses in fiscal 2004 related to bonuses.

In fiscal 2003, acquisition related expenses in S&A represent expenses associated with the settlement of stock options directly related to the Transaction.

Merger-Related Transaction Costs. During fiscal 2003, we expensed $2.5 million of merger-related transaction costs, which consisted primarily of professional fees related to the Transaction.

Restructuring and Impairment Charge (Adjustment). We recorded $0.3 million in each of fiscal 2004 and 2003 in restructuring charges associated with the closure of our Picayune, Mississippi manufacturing facility as described above. Also included in fiscal 2003 was a $(0.5) million restructuring adjustment representing a change in estimated future lease payments on closed facilities.

Interest Expense, Net. Included in fiscal 2003 interest expense, net, is $8.7 million of Transaction related expenses as follows: $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with redemption of our $100.0 million 10 1/4% Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired, undrawn, at the closing of the Transaction. Included in fiscal 2004 interest expense, net, of $1.3 million related to the write-off of deferred financing costs as a result of the refinancing of our revolving credit facility. Excluding the $8.7 million in Transaction related interest in fiscal 2003 and the $1.3 million of deferred financing cost write-off in fiscal 2004, interest expense, net, increased $6.2 million in fiscal 2004 over fiscal 2003. Due to the immateriality of interest income, we present interest expense net of interest income.

As a result of the increase in senior subordinated debt from $100.0 million to $200.0 million in February 2003 to finance the Transaction, interest expense increased approximately $3.9 million in fiscal 2004 over fiscal 2003. The remaining increase in interest expense, net, over fiscal 2003 relates to higher credit facility borrowings, including the term loan, in fiscal 2004 primarily associated with financing the Acquisitions.

Financial Advisory Fees. This expense represents management fees paid to Kelso as part of a financial advisory agreement that became effective with the Transaction in the second quarter of fiscal 2003. Financial advisory fees will approximate $0.5 million annually.

Other, Net. Other (income) expense of $(0.3) million other income in fiscal 2004 relates to various items that are individually immaterial. Other (income) expense of $0.6 million other expense in fiscal 2003 relates primarily to a loss on disposal of fixed assets.

Provision for (Benefit From) Income Taxes. The change in the provision for income taxes is a result of the change in net income before taxes as well as a change in the effective tax rate. The effective tax rate increased to 38.9% for fiscal 2004 from 29.3% for fiscal 2003. The effective tax rate for fiscal 2003 on a combined basis is impacted by the treatment of certain Transaction related items in the Predecessor 2003 period. The effective tax rate for Successor 2003 was 37.1%.

Fiscal Years 2003 and 2002

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the fiscal years ended September 28, 2003 (fiscal 2003) and September 29, 2002 (fiscal 2002). Due to the immateriality and nonexistence of our plastics packaging segment in fiscal 2003 and 2002, respectively, we do believe a discussion of our results of operations by segment for those years would be meaningful. However, we have discussed changes, as appropriate, resulting from the SST Acquisition, which occurred in August 2003.

					As a % of Net Sales
	Fiscal Year		Change		Fiscal Year
($ in thousands)	2003	2002	$	%	2003	2002
Net sales	$551,110	$527,601	$23,509	4.5%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	477,830	456,788	21,042	4.6%	86.7%	86.6%

Gross margin	73,280	70,813	2,467	3.5%	13.3%	13.4%

Depreciation and amortization	22,926	19,582	3,344	17.1%	4.2%	3.7%
Selling and administrative expense	23,550	14,179	9,371	66.1%	4.3%	2.7%
Merger-related transaction costs	2,488	1,478	1,010	68.3%	0.5%	0.3%
Restructuring and impairment charge (adjustment)	(200)	1,250	(1,450)	(116.0)%	—	0.2%
Interest expense, net	28,125	13,109	15,016	114.5%	5.1%	2.5%
Financial advisory fees	349	—	349	—	0.1%	—
Other, net	573	(597)	1,170	(196.0)%	0.1%	(0.1)%

Income (loss) before income taxes	(4,531)	21,812	(26,343)	(120.8)%	(0.8)%	4.1%
Provision for (benefit from) income taxes	(1,329)	9,556	(10,885)	(113.9)%	(0.2)%	1.8%

Net income (loss)	$(3,202)	$12,256	$(15,458)	(126.1)%	(0.6)%	2.3%

Net Sales. The increase in net sales results primarily from new business and higher market shares gained by the Company during the fiscal year, particularly in paint and aerosol cans, and, to a lesser extent, from the SST Acquisition on August 25, 2003.

Cost of Products Sold. Excluding $5.6 million in Transaction costs, which include the settlement of outstanding options, the recognition of manufacturer’s profit in beginning inventory, and $0.2 million in stock-based compensation, CPS as a percentage of net sales for fiscal 2003 decreased to 85.6% from 86.7% for fiscal 2002. This decrease in CPS, excluding Transaction costs and stock-based compensation, reflects continued improvements in overall productivity and cost.

Depreciation and Amortization. Fiscal 2002 included $2.3 million of goodwill amortization that was not recorded in fiscal 2003 due to our adoption of Statement of Financial Accounting Standards (“SFAS”) 142 – Goodwill and Other Intangible Assets at the beginning of fiscal 2003. During fiscal 2003, D&A increased by $4.7 million due to increased asset values as a result of the Transaction. Fiscal 2003 also includes $1.8 million of additional depreciation for shortened useful lives on assets to be disposed of in connection with the planned closure of our Picayune, Mississippi manufacturing facility in fiscal 2004.

Selling and Administrative Expenses. Included in fiscal 2003 S&A was $9.7 million of stock option payout expense related directly to the Transaction and $0.9 million of compensation expense related to stock options issued during fiscal 2003. Excluding the effect of the stock option related expenses, S&A for fiscal 2003 decreased $1.2 million to $12.0 million generally as a result of ongoing cost reduction initiatives.

Merger-Related Transaction Costs. During fiscal 2003 and fiscal 2002, we expensed $2.5 million and $1.5 million, respectively, of merger-related transaction costs, which consisted primarily of professional fees related to the Transaction.

Restructuring and Impairment Charge (Adjustment). During fiscal 2002, we recorded a $1.2 million restructuring charge related to ongoing lease payments for a plant in Elizabeth, New Jersey. Included in fiscal 2003 was a $(0.5) million restructuring adjustment representing a change in estimated future lease payments on closed facilities. During the fourth quarter of fiscal 2003, we recorded a $0.3 million restructuring charge in association with the closure of our Picayune, Mississippi manufacturing facility as described above.

Interest Expense, Net. Interest expense, net, in fiscal 2003 includes $8.7 million of Transaction related expenses as follows: $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with redemption of our $100.0 million 10 1/4% Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired, undrawn, at the closing of the Transaction. Excluding the $8.7 million in Transaction related interest, interest expense, net, increased $6.3 million in fiscal 2003 over fiscal 2002, primarily related to higher debt associated with financing the Transaction.

As a result of the increase in senior subordinated debt from $100.0 million to $200.0 million in fiscal 2003 to finance the Transaction, annual interest expense will increase approximately $9.8 million annually. In fiscal 2003, interest expense on the $200 million Senior Subordinated Noted due 2010 was included in interest expense from February 7, 2003.

Financial Advisory Fees. These represent fees paid to Kelso as part of a financial advisory agreement that became effective with the Transaction. Financial advisory fees will approximate $0.5 million annually. There were no comparable financial advisory fees in fiscal 2002.

Other, Net. Other expense of $0.6 million in fiscal 2003 related primarily to loss on disposal of fixed assets.

Provision for (Benefit From) Income Taxes. The change in the provision for income taxes in fiscal 2003 from fiscal 2002 resulted from changes in income (loss) before income taxes (based on the factors discussed above) and from changes in effective tax rates.

Seasonality

Sales of certain of our products are to some extent seasonal, with sales levels generally higher in the second half of our fiscal year due primarily to higher demand for paint and related products during warmer periods. On an aggregate basis, however, our sales have not been significantly affected by seasonality.

Liquidity and Capital Resources

The NAMPAC Acquisition required total cash of approximately $213.8 million, which was used to acquire all of the outstanding NAMPAC stock. The cash requirements for the NAMPAC Acquisition were funded, in part, by a $30.0 million equity contribution (through BCO Holding) from affilates of Kelso, other existing equity investors and certain members of our senior management and from a portion of the proceeds from the Term Loan (as defined below).

In connection with the NAMPAC Acquisition, we entered into a $255.0 million credit facility with various lenders and Deutsche Bank Trust Company Americas, as administrative agent. The credit facility consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010, if all of the Notes, including any additional notes issued under the related indenture, have not been refinanced as of April 15, 2010 upon the terms specified in the credit agreement) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

The Transaction required total cash of approximately $306.8 million, which was used to fund the cash consideration paid to the Predecessor stockholders and option holders under the merger agreement, repay the debt existing on February 6, 2003, including our 10¼% $100 million senior subordinated notes due 2007, and pay fees and expenses associated with the Transaction. The cash requirements of the Transaction were financed through an equity financing of $80.0 million by outside equity investors including affiliates of Kelso, borrowings of approximately $25.0 million under our than existing credit facility and $200.0 million of proceeds from the offering of our 10% Senior Subordinated notes due 2010. In addition, in connection with the Transaction, certain of the Predecessor stockholders and option holders exchanged BWAY stock and options valued at approximately $20.3 million for BCO Holding stock and options.

Our cash requirements for operations and capital expenditures during fiscal 2004 and fiscal 2003 were primarily financed through internally generated cash flows and borrowings under our revolving credit facility. During fiscal 2004, cash and cash equivalents increased $27.1 million and net credit facility borrowings decreased $17.2 million. We had no Revolver borrowings outstandings at October 3, 2004.

Of the $225.0 million initially borrowed under the Term Loan, we made a voluntary prepayment of $10.0 million in September 2004 leaving a balance of $215.0 million outstanding at October 3, 2004. Subsequent to year-end in December 2004, we made additional voluntary prepayments of $19.1 million and a mandatory repayment of $0.6 million, which represents the proceeds from an asset sale. Repayments on the Term Loan, whether scheduled or voluntary, permanently reduce the loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement.

At October 3, 2004, we had $5.5 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $24.5 million. At October 3, 2004, we did not have any outstanding Revolver borrowings.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for the fiscal years 2004, 2003 and 2002:

	Fiscal Year
($ in thousands)	2004	2003	2002
Net cash provided by operating activities	$45,098	$28,280	$46,063
Net cash used in investing activities	(220,857)	(56,588)	(9,528)
Net cash provided by (used in) financing activities	202,836	9,066	(17,330)

Net increase (decrease) in cash and cash equivalents	27,077	(19,242)	19,205

Cash and cash equivalents, end of period	$27,325	$248	$19,490

Net income (loss), adjusted for depreciation, amortization of other intangibles and deferred financing costs, the write-off of deferred financing costs and stock-based compensation expense, provided cash from operating activities of $41.8 million and $26.0 million in fiscal 2004 and 2003, respectively. Cash from operating activities was also provided by decreases in inventories ($7.5 million) and income tax refunds, net of payments ($2.5 million) in fiscal 2004 and by an increase in accrued liabilities ($18.8 million) in fiscal 2003. Cash used in operating activities was primarily used to decrease accounts payable ($9.8 million and $6.5 million in fiscal 2004 and 2003, respectively). A further use of operating cash in fiscal 2003 was the payment of income taxes ($7.7 million).

Net cash used in investing activities for capital expenditures was $19.1 million and $13.5 million in fiscal 2004 and 2003, respectively. We used cash for investing activities of approximately $202.5 million, which is net of $11.3 cash acquired, for the NAMPAC Acquisition and $23.2 million for the SST Acquisition in fiscal 2004 and 2003, respectively. In fiscal 2004, we received approximately $0.2 million for working capital adjustments related to the SST Acquisition. In fiscal 2003, we also used $19.9 million for merger costs associated with the Transaction. Increased capital expenditures in fiscal 2004 related primarily to investments in capacity to support new business and capital spending associated with the Acquisitions.

Net cash provided by financing activities was primarily from the Term Loan proceeds of $225.0 million and the $30.0 million capital contribution from our parent, BCO Holding, in fiscal 2004. The primarily uses of cash for financing activities in fiscal 2004 were to repay all outstanding borrowings under our than existing revolving credit facility ($17.2 million), to repay a portion of the Term Loan ($10.0 million), to decrease unpresented bank drafts ($18.1 million) and to pay for financing costs associated with the new Credit Facility ($6.8 million).

In fiscal 2003, net cash provided by financing activities was primarily from proceeds from the Notes ($200.5 million) and the issuance of capital stock to BCO Holding ($80.0 million), each as part of the Transaction, and net borrowings under our than existing revolving credit facility ($17.2 million). In fiscal 2003, the primary use of cash in financing activities was to extinguish our 10 ¼% senior subordinated notes due 2007 ($100.0 million), to redeem Predecessor stock and options at the closing of the Transaction ($175.9 million) and to pay for financing costs associated with the Notes and amendments to our than existing credit facility ($10.9 million).

The indenture contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions.

At October 3, 2004, we were in compliance will all applicable covenants contained in each of the indenture and the credit agreement.

We expect that cash provided from operations and available borrowings under the Revolver will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Notes in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Notes, or to fund our other liquidity needs in the long term.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations as of October 3, 2004:

	Payments Due by Period
($ in millions) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)(2)(3)	$415.0	$19.7	$—	$1.1	$394.2
Interest on senior subordinated notes	130.0	20.0	40.0	40.0	30.0
Operating and capital lease obligations	62.0	10.0	19.2	13.5	19.3
Other long-term liabilities (4)	16.1	1.0	2.6	2.9	9.6

Total	$623.1	$50.7	$61.8	$57.5	$453.1

(1)	Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes due 2010 and $215.0 million of outstanding Term Loan borrowings. There are no outstanding Revolver borrowings. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of October 3, 2004, we had borrowing capacity under the Revolver of approximately $24.5 million. The Revolver expires June 30, 2009; the Term Loan has scheduled quarterly repayments due with final maturity on June 30, 2011; however, due to prepayments of the Term Loan in fiscal 2004 and subsequently in December 2004, our next scheduled quarterly repayment is not due until June 2008. Repayments whether scheduled or prepaid permanently reduce the Term loan.
(2)	The $19.7 million of payments due less than one year represents voluntary prepayments of $19.1 million and a required prepayment of $0.6 million (due to an asset sale) on the Term loan.
(3)	In the event of a continuing event of default (as defined in the indenture governing the Notes), the trustee or holders of 25% of the outstanding principal could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture governing the Notes), each holder of notes shall have the right to require us to purchase all or a portion of the holder’s notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of October 3, 2004, $200.0 million in principal amount was outstanding.
(4)	Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives, pension liabilities and other postretirement benefits. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of October 3, 2004.

At October 3, 2004, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $5.5 million in favor our workers’ compensation insurers and purchasing card vendor. The standby letters of credit reduce the borrowing capacity under the Revolver, and at October 3, 2004 only $24.5 million of the $30.0 million facility was available.

Effect of Inflation

Historically, in certain circumstances, we have been able to pass through price increases in our primary raw materials (steel and resin) to our customers. Although we generally have been able to increase the price of our products to reflect increases in the price of these raw materials, we cannot rely on our ability to do so in the future. However, we believe that inflation in the near term will not have a material adverse impact on us.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. See Note 12 to the consolidated financial statements included in Item 8 of this report for the required annual disclosures.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a VIE. The revision delayed the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective in our second quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation has not affected our results of operations or financial position.

The FASB issued FASB Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of health care benefit plans in certain circumstances. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Medicare Act. We elected to defer accounting for the Medicare Act.

In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 and supercedes FSP 106-1. The effects of the Medicare Act were not considered to be a significant event and, therefore, were not incorporated in our October 3, 2004 measurement of plan obligations. See Note 12 to the consolidated financial statements included in Item 8 of this report.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43. Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The Statement is effective for us beginning in our fourth quarter of fiscal 2005.

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

Accounts Receivable. We estimate allowances based on the aging of accounts receivable and customer creditworthiness. Allowances are also provided for amounts in dispute with customers. Our estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and an amount for other estimated losses. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

Inventories. Inventories are carried at the lower of cost or market, with the cost of the majority determined under the last-in, first-out, or LIFO, method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on inventory aging and our judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

Accrued Rebates. We enter into contractual agreements with our customers for rebates on certain products. We accrue a provision for these rebates and take a charge against net sales in the same period as the associated revenue is recognized.

Long-lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. A write-down, if any, is measured based on estimates of future undiscounted cash flows. Assets to be disposed of are recorded as of the date management commits to a plan of disposal at the lower of net book value or fair market value less cost to sell and are reclassified to other current assets on the consolidated balance sheet.

In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. We determined estimated useful lives of our fixed assets and finite lived intangible assets based on the type and expected usage of the asset.

Goodwill and Other Intangible Assets. Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and covenants not-to-compete) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Finite lived identifiable intangible assets are tested for impairment as noted above for long-lived assets. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually at the end of our eleventh fiscal month (approximately August 30).

We have two reporting units that have assigned goodwill: BWAY Packaging Division and NAMPAC Division. Our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on its discounted future cash flows. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

Environmental Matters

For information regarding environmental matters, see Item 1. “Business - Environmental, Health and Safety Matters.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The fair value of our outstanding 10% Senior Subordinated Notes due 2010 is exposed to the market risk of interest rate changes. Our cash flows and earnings are also exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility.

Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement.

At October 3, 2004, we had Term Loan borrowings of $215.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pretax earnings and cash flows by approximately $2.2 million based on the October 3, 2004 debt level. There were no outstanding borrowings at October 3, 2004 under the Revolver.

Our annual purchases of equipment and spare and/or replacement parts from foreign suppliers in transactions denominated in foreign currencies are not material and we do not believe we are exposed to a material market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. Dollar.

We do not enter into derivatives or other market risk-sensitive instruments to hedge interest rate or exchange rate risk or for trading purposes.

Item 8. Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements on pages F-1 through F-39.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of October 3, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended October 3, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our by-laws provide that the size of the Board of Directors (the “Board”) shall be fixed from time to time by resolution of the Board and that the remaining directors may fill vacancies on the Board. The Board currently consists of six directors. Each director elected shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as provided in the by-laws.

The Board has determined that each director serving on its audit committee is an independent financial expert in accordance with Item 401(h) of Regulation S-K. The Board determined “independence” as the term is defined in the listing requirements of the New York Stock Exchange.

We have adopted a code of ethics that applies to our executive officers, including, but not limited to, our chief executive and chief financial officers, and to other members of management.

The following sets forth certain information as of December 1, 2004 with respect to BWAY’s Board and to certain of its officers (including all executive officers), who serve at the discretion of the Board.

Directors

Jean-Pierre M. Ergas	Age: 65

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

Warren J. Hayford	Age: 75

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

David I. Wahrhaftig	Age: 47

David I. Wahrhaftig became one of our directors in February 2003. Mr. Wahrhaftig joined Kelso in 1987 and has served as a managing director since 1998. Prior to becoming a managing director of Kelso, he was a vice president. Mr. Wahrhaftig is also a director of Consolidated Vision Group, Inc., Earle M. Jorgensen Company and Endo Pharmaceuticals, Inc.

Thomas R. Wall, IV	Age: 46

Thomas R. Wall, IV became one of our directors in February 2003. Mr. Wall joined Kelso in 1983 and is currently a managing director. Mr. Wall spent the previous three years as a lending officer in the corporate division of Chemical Bank, where his responsibilities included the analysis and evaluation of lending proposals for numerous leveraged buyouts. Mr. Wall received a B.S. in Business Administration with special attainments in commerce from Washington & Lee University. He is a director of Citation Corporation, Consolidated Vision Group, Inc., Endurance Business Media, Inc. and Mitchell Supreme Fuel Company. Mr. Wall is also a Trustee of Choate Rosemary Hall.

David M. Roderick	Age: 80

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

Lawrence A. McVicker	Age: 64

Lawrence A. McVicker became one of our directors on October 4, 2004. Mr. McVicker is currently the chief executive officer of MVOC, LLC (Raleigh, North Carolina). Mr. McVicker was chairman and chief executive officer of North America Packaging Corporation (“NAMPAC”) from 2001 to July 2004. BWAY purchased NAMPAC from MVOC in July 2004. Mr. McVicker was president and chief operating officer of Southcorp Packaging USA from 1999 to 2001, he served as president and chief operating officer for Waldorf Corporation from 1995 to 1997 and from 1964 to 1995 he was employed by Packaging Corporation of America (Tenneco), most recently as the senior vice president of international operations from 1991 to 1995. Mr. McVicker holds a bachelors degree in business and economics from Miami University (Oxford, Ohio). Mr. McVicker has served as vice chairman, executive committee-recycled paperboard and solid waste task force for the American Forest & Paper Association; served on the executive committee and board of directors of the Paperboard Packaging Council; served on the board of trustees of the Recycled Paperboard Technical Association and of the Miami University Pulp & Paper Foundation.

Officers (in addition to Mr. Ergas listed above)

Kevin C. Kern	Age: 45

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

Jeffrey M. O’Connell	Age: 51

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

Kenneth M. Roessler	Age: 42

Kenneth M. Roessler was named senior vice president of the Company in October 2004 and has served as the president and chief operating officer of our BWAY Packaging Division since July 2004. From January 2003 through September 2004, Mr. Roessler served as our chief operating officer and from March 2000 until January 2003, he served as our executive vice president of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998 and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Thomas K. Linton	Age: 51

Thomas K. Linton was named senior vice president of the Company in October 2004 and has served as president and chief operating officer of our NAMPAC Division since July 2004. Prior to our acquisition of NAMPAC in July 2004, Mr. Linton was vice president and general manager of NAMPAC’s Western Division. From 1997 to 2001, Mr. Linton was the executive vice president and general manager of Field Container Company, where he had responsibility for the consumer packaging business. Between 1991 and 1997, Mr. Linton served as vice president and general manager of the folding carton business at Tenneco Packaging, where he began his career as a sales representative in 1979.

Item 11. Executive Compensation

Our Board’s Management Resources, Nominating and Compensation Committee determines compensation for the Company’ executive officers.

The following tables and notes present information regarding compensation provided by the Company to our Chief Executive Officer and to each of the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) for services rendered to the Company in all capacities during fiscal years 2002, 2003 and 2004.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)
Jean-Pierre M. Ergas Chairman and Chief Executive Officer	2004 2003 2002	581,250 550,000 487,500	300,000 962,500 731,250	— — —	— — —	— 802,796 36,700	(3) (5)	— —	446,099 2,242,983 299,365	(2) (4) (6)

Kenneth M. Roessler (7) Senior Vice President; President and Chief Operating Officer—BWAY Packaging Division	2004 2003 2002	318,750 300,000 205,417	100,000 375,000 171,009	— — —	— — —	— 401,398 —	(3)	— —	— 930,741 —	(8)

Thomas K. Linton (9) Senior Vice President; President and Chief Operating Officer—NAMPAC Division	2004	70,161	150,000	—	—	120,000	(10)	—	1,811	(11)

Kevin C. Kern Chief Financial Officer	2004 2003 2002	246,250 240,000 181,250	175,000 240,000 180,891	— — —	— — —	— 96,336 21,033	(3) (4)	— —	— 253,951 —	(12)

Jeffrey M. O’Connell Secretary and Treasurer	2004 2003 2002	168,125 165,000 151,667	100,000 137,400 104,792	— — —	— — —	— 40,140 21,533	(3) (4)	— — —	— 180,968 —	(13)

(1)	Amounts shown for fiscal 2002, 2003 and 2004 were earned during fiscal 2002, 2003 and 2004, respectively, under the Company’s Management Incentive Plan and were paid during fiscal 2003, 2004 and 2005, respectively.
(2)	The amount shown includes an accrual of $438,349 for supplemental executive retirement payments pursuant to his employment agreement and $7,750 of Company matching 401(k) contributions under the Savings Plan.
(3)	All options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments, the first installment of which became exercisable on February 8, 2004. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.
(4)	The amount shown includes an accrual of $503,836 for supplemental executive retirement payments pursuant to his employment agreement, $1,749,147 related to the cancellation of options as part of the Transaction, and is net of $10,000 of Company matching 401(k) contributions under the Savings Plan that were forfeited due to excess contributions.

(5)	In connection with the merger, all of the options became fully vested and exercisable. To the extent any of the vested options were exercised prior to the merger, the shares acquired through the exercise were cancelled in the merger in exchange for $20.00 per share. Options not exercised or exchanged for BCO Holding options in connection with the merger were cancelled in exchange for a cash payment equal to the product of the excess, if any, of $20.00 over the exercise price of the option, and the number of shares of common stock subject to the option. See “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values.”
(6)	The amount shown includes an accrual of $276,065 for supplemental executive retirement payments pursuant to his employment agreement and $23,300 of Company matching 401(k) contributions under the Savings Plan.
(7)	Mr. Roessler served as our executive vice president of sales and marketing from March 2000 through December 2002 and as our chief operating officer from January 2003 through June 2004. Mr. Roessler became the president and chief operating officer of our BWAY Packaging Division in July 2004.
(8)	The amount shown includes $5,377 of Company matching 401(k) contributions under the Savings Plan, $853,295 related to the cancellation of options as part of the merger transaction and $72,069 of moving expenses.
(9)	Mr. Linton became the president and chief operating officer of our NAMPAC Division following the NAMPAC Acquisition in July 2004. Prior to the acquisition, Mr. Linton was an officer of NAMPAC.
(10)	Options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on July 8, 2005. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.
(11)	The amount shown represents Company matching 401(k) contributions under the Savings Plan.
(12)	The amount shown includes $8,095 of Company matching 401(k) contributions (net of excess contribution refunds) under the Savings Plan and $245,856 related to the cancellation of options as part of the merger transaction.
(13)	The amount shown includes $10,783 of Company matching 401(k) contributions under the Savings Plan and $170,185 related to the cancellation of options as part of the merger transaction.

The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, fiscal 2004.

Option/SAR Grants in Last Fiscal Year

Under the Holding Incentive Plan

	Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options Granted to Employees In Fiscal Year (%)	Exercise Price ($/Share)	Expiration Date	5% ($) (1)	10% ($) (1)
Thomas K. Linton	120,000	(2)	6.5%	$16.49	7/8/2014	$1,244,457	$3,153,698

(1)	Amounts reflect assumed rates of appreciation from the fair market value on the date of grant as set forth in the Securities and Exchange Commission’s executive compensation disclosure rules. No assurance can be made that the amounts reflected in these columns will be achieved.
(2)	All options were granted under the Holding Incentive Plan (see “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock.

Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on July 8, 2005. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives established for fiscal year 2004 or certain cumulative EBITDA objectives at the end of fiscal 2005. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Under the Holding Incentive Plan

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End ($)(1) Exercisable / Unexercisable
Jean-Pierre M. Ergas (2)	—	—	851,705 / 679,701	10,696,283 / 5,335,653
Kenneth M. Roessler (3)	—	—	136,972 / 339,850	1,575,235 / 2,667,823
Thomas K. Linton	—	—	— / 120,000	— / 163,200
Kevin C. Kern (4)	—	—	65,063 / 81,565	756,572 / 640,285
Jeffrey M. O’Connell (5)	—	—	43,475 / 33,985	511,452 / 266,782

(1)	As of the end of the fiscal year, all of the exercisable, unexercised options held by the Named Executive Officers were in the money. The fair market value of the underlying securities is based on the valuation of the underlying securities as of September 30, 2004 at $17.85 per share.
(2)	In connection with the merger, 112,395 vested options were exchanged for cash consideration of approximately $1,750,000 and 364,305 options were exchanged for options to acquire 728,610 shares of BCO Holding common stock with a weighted average exercise price of $4.50.
(3)	In connection with the merger, 57,288 vested options were exchanged for cash consideration of approximately $850,000 and 37,712 options were exchanged for options to acquire 75,424 shares of BCO Holding common stock with a weighted average exercise price of $3.37.
(4)	In connection with the merger, 15,887 vested options were exchanged for cash consideration of approximately $250,000 and 25,146 options were exchanged for options to acquire 50,292 shares of BCO Holding common stock with a weighted average exercise price of $5.11.
(5)	In connection with the merger, 11,040 options were cashed out for total consideration of approximately $170,000 and 18,660 options were exchanged for options to acquire 37,320 shares of BCO Holding common stock with a weighted average exercise price of $5.44.

Long-Term Incentive Plans—Awards in Last Fiscal Year

We did not grant any long-term incentive plan awards in fiscal 2004.

Compensation of Directors

Directors who serve on our Board and who are also employed by us or one of our subsidiaries, or who are employed by Kelso, are not entitled to receive a fee for serving as a director. Each non-employee director is entitled to receive a fee to be determined by the Board. Mr. Hayford receives an annual retainer fee of $100,000 in accordance with his written agreement. Two non-employee directors receive annual retainer fees of $25,000.

Management Employment Agreements

Jean-Pierre M. Ergas. We entered into an amended and restated employment agreement with Jean-Pierre M. Ergas dated as of February 7, 2003, whereby Mr. Ergas will continue to serve as our Chief Executive Officer or, with our consent, our Executive Chairman during the employment period (as described below). Under this agreement, Mr. Ergas will receive an annual base salary of $550,000 or such higher amount as determined by our board, and is eligible to participate in all of our employee benefit plans for which our senior executive employees are generally eligible. Mr. Ergas is eligible to receive an annual bonus of 70% of his base salary (the “Target Bonus”) if certain EBITDA targets are achieved for the applicable fiscal year. If these EBITDA targets are exceeded, Mr. Ergas’ Target Bonus for such fiscal year will be increased to a maximum of 2.5 times his Target Bonus. The Management Resources, Nominating and Compensation Committee of our Board determines the applicable fiscal year EBITDA targets related to the bonus. Under the employment agreement, Mr. Ergas received 802,796 options to purchase BCO Holding common stock pursuant to the BCO Holding Company Stock Incentive Plan. The employment period shall end on December 31, 2007, unless terminated earlier by the resignation, death, or permanent disability or incapacity of Mr. Ergas or we terminate Mr. Ergas’ employment period with or without cause, as defined in the employment agreement, or Mr. Ergas terminates the employment period with or without good reason, as defined in the employment agreement. Upon expiration of the employment period, Mr. Ergas will become non-executive chairman of the Company on such terms and conditions as we shall agree at such time, provided that Mr. Ergas shall be entitled to participate and vest in, and be deemed to be an employee for purposes of, all of our employee benefit programs.

In the event we terminate Mr. Ergas’ employment without cause, or Mr. Ergas terminates his employment for good reason, in each case, prior to December 31, 2007, we shall (i) pay his base salary until the second anniversary of the date of his termination, (ii) pay his target bonus in respect of the fiscal year in which his employment is terminated (or if his target bonuses have not yet been set for either such fiscal year, an amount equal to 70% of his base salary at the date of termination in lieu of the target bonus for either such fiscal year), (iii) reimburse his COBRA premium under our group health plan and dental plan (if any) on a monthly basis for the lesser of the period in which he is eligible to receive such continuation coverage or 18 months, which we define as the COBRA period, and, (iv) upon expiration of the COBRA period, procure individual medical and dental insurance policies for him on substantially similar terms as the coverage we provided to him as of the date of termination. In addition, in the event the employment period is terminated as a result of Mr. Ergas’ death or retirement upon or after reaching age 65, or the employment period expires, Mr. Ergas shall be entitled to receive a pro rata bonus for the year which includes the date of Mr. Ergas’ termination, based on the Company’s performance through such date, as determined by the Management Resources, Nominating and Compensation Committee of our Board.

If Mr. Ergas’ employment terminates for any reason other than for cause, Mr. Ergas will be entitled to a monthly supplemental retirement benefit until his death (and, following his death, until the death of his surviving spouse). The monthly benefit will be equal to one-twelfth of his then-current base salary, multiplied by a percentage multiplier based on the age of Mr. Ergas on the retirement date (10% if Mr. Ergas is 62 years of age on the retirement date and increasing by 5% each year for five years to a maximum of 35%). Payments commence on the first day of the calendar month that begins coincident with or immediately after the later of (i) the date on which Mr. Ergas attains age 67, and (ii) Mr. Ergas’ termination date. If we terminate the employment period without cause, because of Mr. Ergas’ permanent disability or incapacity or Mr. Ergas resigns for good reason or after a change of control following the merger, Mr. Ergas shall be entitled to the maximum monthly retirement benefit (as if he were 67 years of age or older on such retirement date). Mr. Ergas has agreed not to compete with us during the term of his employment and so long as he is receiving salary and bonus under the agreement as a result of his termination by us without cause or by him for good reason (but in no event for less than eighteen months after the termination of his employment).

Thomas K. Linton. We entered into a letter agreement with Thomas K. Linton in May 2004 that became effective upon the closing of the NAMPAC Acquisition on July 7, 2004. Pursuant to the agreement, Mr. Linton became President and Chief Operating Officer—NAMPAC Division. Mr. Linton’s base salary was set at $300,000 annually and is subject to annual merit increases based on a performance review. Mr. Linton is eligible to participate in our cash incentive plan whereby Mr. Linton’s target bonus would be set at 45% of his base salary pending the company achieving certain performance goals as determined by our Board. For fiscal 2004, Mr. Linton was guaranteed a minimum target bonus of $135,000. Mr. Linton is eligible to participate in the Company Stock Incentive Plan and was awarded 120,000 options following the closing of the acquisition.

In the event we terminate Mr. Linton’s employment for reasons other than performance or cause, he will be entitled to his base salary, health and dental benefits and executive outplacement services, each for twelve months following the date of his termination. Mr. Linton will also be entitled to any accrued and unpaid bonus through the date of termination.

In the event of a change in control, as detailed in the agreement, if Mr. Linton is terminated for reasons other than performance or cause within six months following the change in control, he is entitled to a lump sum payment of two times his annual base salary and one times his target incentive bonus, each as in effect at the time of the change in control. Mr. Linton would also be entitled to twenty-four months of health and dental benefits and executive outplacement services. Any benefits under the change in control would be in lieu of any other severance benefits provided for in the agreement.

Change in Control Agreements

Each of Messrs. Ergas, Roessler, Kern and O’Connell is a party to a separate change in control agreement with the Company. The Transaction constituted a change in control under each such agreement and, if the Company terminates the executive without cause at any time within 24 months following the Transaction, or if the executive leaves employment during that period for good reason (as defined in each change in control agreement), the executive will be entitled to:

•	A lump severance payment equal to (1) in the case of Mr. Ergas, the sum of three times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, (2) in the case of Mr. Roessler, the sum of two times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, (3) in the case of Mr. Kern, the sum of one and one half times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, and (4) in the case of Mr. O’Connell, the sum of one times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction.

•	Payment of any executive perquisites that the executive is receiving as of his separation date until the later of six months (in the case of Mr. Roessler, nine months) from the separation date or the end of the calendar year in which the separation occurs.

•	Reimbursement of COBRA premiums under the Company’s group health and dental plan on a monthly basis for the period entitled to such continuation coverage.

•	Individual medical and dental insurance policies on substantially similar terms as provided by the Company as of the separation date for a period of six to 18 months following expiration of the COBRA period (other than for Messrs. Kern and O’Connell).

•	Payment of premiums for individual life insurance coverage on substantially similar terms as provided by the Company as of the separation date for a period of one to three years following the separation date.

•	Full vesting of any retirement plans maintained by the Company in which the executive participates as of the separation date.

•	In the case of the executives other than Mr. Ergas, outplacement services for a period of 12 months.

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

The change in control agreements survive the Transaction and are applicable to any future change in control per each respective agreement.

As discussed above under “Management Employment Agreements,” Mr. Linton’s letter agreement provides certain change in control benefits.

BCO Holding Stock Incentive Plan

In February 2000, the Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan with an exercise price of $10.00 per share of BCO Holding common stock (“New Options”). The New Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Effective with the closing of the Transaction in February 2003, BCO Holding, our parent company, assumed the Predecessor Incentive Plan, which was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”). The July 2004 amendment increased the number of available shares of the common stock of BCO Holding subject to options from 2,006,989 to 2,395,103.

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

Under the BCO Plan, 40% of the options (approximately 958,000) will be service options, 10% (approximately 239,000) will be performance options and 50% (approximately 1,198,000) will be exit options.

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

Pension and Savings Plans

We maintain various savings plans (the “Savings Plans”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Generally, all full-time employees, including executives and officers, are eligible to participate in the Savings Plans upon their employment with us. With the exception of Mr. Linton, the named executive officers are eligible to participate under the BWAY Corporation Retirement Savings Plan, which provides for company matching contributions of 100% of the first 4% of annual compensation contributed after completing one year of service. Mr. Linton is eligible to participate in the North America Packaging Corporation 401(k) Retirement Savings Plan, which provides for contributions from the company of 3% of compensation.

Mr. Linton is a participant in the North America Packaging Corporation Pension Plan, which was frozen in October 2004. Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and period of employment as of the freeze.

Compensation Committee Interlocks and Insider Participation

We do not have any items to report related to Management Resources, Nominating and Compensation Committee interlocks or insider participation relationships with the Company by its members.

Management Resources, Nominating and Compensation Committee Report on Executive Compensation

The Management Resources, Nominating and Compensation Committee of the Board of Directors (“the Compensation Committee”) offers this report regarding the compensation policies for the Company’s executive officers, including the Chief Executive Officer.

The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers of the Company and develops and administers programs providing stock-based incentives. After consideration of the Compensation Committee’s recommendations, the entire Board reviews and approves the salaries and bonuses and the stock and benefit programs for the Company’s executive officers. This report documents the components of the Company’s executive officer compensation programs and describes the bases upon which compensation will be determined by the Compensation Committee with respect to the executive officers of the Company.

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

Base Salary. The base pay level for Mr. Ergas is set forth in his employment agreement, as amended. (See “Management Employment Agreements” above.) Mr. Ergas, as Chief Executive Officer, may change or modify the compensation of the other executive officers as he deems necessary for the proper operation of the Company.

Annual Incentives. All executive officers are eligible for annual incentives under the Company’s Officer Incentive Plan with awards determined annually by the Compensation Committee. The Company uses annual incentives to enhance management’s contribution to stockholder returns by offering competitive levels of compensation for the attainment of the Company’s financial objectives. In particular, the Company utilizes annual incentives to focus corporate behavior on the achievement of goals for growth, financial performance and other items.

Stock Ownership. The Compensation Committee believes that it can align the interests of stockholders and executives by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to establish a meaningful ownership position in the Company. During fiscal 2004, the only executive to receive an award of stock options was Mr. Linton. The award to Mr. Linton, as well as to various other key employees of NAMPAC, was a result of the Company’s acquisition of NAMPAC in July 2004. In addition, Mr. Linton was granted 24,258 deferred shares of BCO Holding common stock under a deferred share agreement with a fair value at the time of grant of approximately $0.4 million, which was the unpaid balance Mr. Linton carried forward from a former NAMPAC incentive plan that was paid out when the Company acquired NAMPAC. The deferred shares were fully vested at the time of grant and the obligation can only be settled in BCO Holding common stock.

Following the buyout of the Company in February 2003, management rolled a substantial number of stock options into options to receive BCO Holding common stock. As shareholders, we believe management will continue to act in the best interests of the Company and of the other shareholders.

Compensation for the Chief Executive Officer

The base pay level and annual incentive bonus compensation for Mr. Ergas, who has served as the Company’s Chief Executive Officer since January 2000, was initially determined pursuant to his amended employment agreement dated February 7, 2003. Pursuant to this employment agreement, Mr. Ergas’ base salary was initially set at $550,000 per annum and bonus compensation pursuant to the Officer Incentive Program was set based on certain EBITDA targets as defined in the employment agreement. Beginning in February 2004, the Compensation Committee in its sole discretion based on the achievement of goals and objectives determined by it and in accordance with Mr. Ergas’ employment agreement may change base pay and shall determine the Company’s EBITDA objectives that, if achieved, will trigger Mr. Ergas’ annual incentive bonus. In February 2004, Mr. Ergas’ base salary was set at $600,000 per annum, and Mr. Ergas’ was awarded an annual incentive award of $300,000 for fiscal 2004 based on his achievement of certain goals and objectives. Although the Company did not meet the EBITDA goals set for payment under the Officer Incentive Program, we believe Mr. Ergas’ other accomplishments, including the successful acquisition and integration of NAMPAC, entitled Mr. Ergas to an annual bonus award.

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

Summary

After reviewing the Company’s existing programs, the Compensation Committee believes that the total compensation program for executives of the Company is focused on increasing values for stockholders and enhancing corporate performance, that the compensation of executive officers is properly tied to stock appreciation through stock options or stock ownership, and that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes.

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

Thomas R. Wall, IV, Chairman

Warren J. Hayford

David I. Wahrhaftig

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information with respect to the beneficial ownership of the common stock of BCO Holding as of December 1, 2004, by (i) each stockholder known by us who owns beneficially 5 percent or more of the outstanding shares of such common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. BCO Holding owns 100% of the capital stock of BWAY, which in turn owns 100% of the capital stock of NAMPAC. To our knowledge, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

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

Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class (2)
Kelso Investment Associates VI, L.P. (3)	9,430,983	(4)	85.6%
KEP VI, LLC (3)	9,430,983	(4)	85.6
Frank T. Nickell (3)		(5)		(5)
Thomas R. Wall, IV (3)		(5)		(5)
George E. Matelich (3)		(5)		(5)
Michael B. Goldberg (3)		(5)		(5)
David I. Wahrhaftig (3)		(5)		(5)
Frank K. Bynum, Jr. (3)		(5)		(5)
Philip E. Berney (3)		(5)		(5)
Michael B. Lazar (3)		(5)		(5)
Frank J. Loverro (3)		(5)		(5)
Jean-Pierre M. Ergas	897,187	(6)	7.6
Kenneth Roessler	146,068	(7)		*
Kevin C. Kern	69,611	(8)		*
Jeffrey O’Connell	46,507	(9)		*
Warren J. Hayford	1,954,990	(10)	16.7
Marylou Hayford	1,284,146	(11)	11.7
Thomas K. Linton	—		—
David M. Roderick	—		—
Lawrence A. McVicker	—		—
All Directors and Executive Officers as a Group (10 persons)	3,114,363	(12)	24.4

*	Less than one percent.
(1)	The number of shares includes shares of common stock subject to options exercisable within 60 days of December 1, 2004.
(2)	As of December 1, 2004, 11,012,474 shares of common stock of BCO Holding were issued and outstanding. Shares subject to options exercisable within 60 days of December 1, 2004 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(4)	The shares of common stock beneficially owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represents the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.
(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.
(6)	The shares of common stock beneficially owned by Mr. Ergas consist of 851,705 shares subject to options.
(7)	The shares of common stock beneficially owned by Mr. Roessler consist of 136,972 shares subject to options.
(8)	The shares of common stock beneficially owned by Mr. Kern consist of 65,063 shares subject to options.
(9)	The shares of common stock beneficially owned by Mr. O’Connell consist of 43,475 shares subject to options.
(10)	The shares of common stock beneficially owned by Mr. Hayford consist of 1,238,674 shares directly owned by his wife, Marylou Hayford, and 45,482 shares and 670,834 shares subject to options directly owned by Mr. Hayford. Mr. Hayford disclaims beneficial ownership of the shares directly owned by his wife.
(11)	The shares of common stock beneficially owned by Mrs. Hayford include 45,482 shares directly owned by her husband, Warren J. Hayford, but do not include 670,834 shares subject to options owned directly by Mr. Hayford. Mrs. Hayford disclaims beneficial ownership of the shares directly owned by her husband.
(12)	Excludes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Wall and Mr. Wahrhaftig.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements) under which the equity securities of BCO Holding are authorized for issuance as of October 3, 2004. We are a wholly-owned subsidiary of BCO Holding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders under the BCO Holding Incentive Plan	3,859,974	$8.61	160,949
Equity compensation plans not approved by security holders	—	—	—

Total	3,859,974	$8.61	160,949

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

Other Arrangements

In July 2003, we acquired Mr. Roessler’s Atlanta, Georgia residence in connection with his relocation to Cincinnati, Ohio. Under our relocation policy, we paid Mr. Roessler for his equity in the home and engaged a relocation company, which assumed the outstanding mortgage, to maintain and market the property for sale. The property was sold in July 2004, and the net proceeds of which were sufficient to cover our costs.

Item 14. Principal Accounting Fees and Services

Fees paid to Deloitte & Touche LLP – Audit and non-audit fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of the Company’s annual financial statements for the years ended October 3, 2004 and September 28, 2003 and fees billed for tax and other services rendered by Deloitte & Touche during those periods. All of the following fees were approved by the Audit Committee.

	Fiscal Year
($ in millions)	2004	2003
Audit Fees	$0.4	$0.2
Audit Related Fees (1)	$0.7	$0.2
Tax Fees (2)	$0.1	$0.1
All Other Fees	$0.0	$0.0
Total	$1.1	$0.5

(1)	Audit Related Fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, due diligence related to mergers and acquisitions, review of filings related to the registration of the Company’s senior subordinated notes, review of filings related to mergers and acquisitions and accounting consultations regarding the application of GAAP to proposed transactions.
(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare of issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditors and the independent auditor in carrying out its oversight responsibilities.

The audit committee approves all fees incurred by Deloitte & Touche.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-39.

(2)	The Financial Statement Schedule listed in the Index to the Financial Statement Schedules on page S-1.

(3)	The Exhibits listed in the Index to Exhibits at page 45.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or are incorporated by reference. See the Index to Exhibits at page 41.

(c)	Financial Statements and Schedules Excluded from Annual Report to Shareholders: None

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

BWAY CORPORATION (Registrant)

By	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer

Date	December 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on December 30, 2004.

Signatures	Title
/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin C. Kern Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Warren J. Hayford Warren J. Hayford	Director

/s/ David I. Wahrhaftig David I. Wahrhaftig	Director

/s/ Thomas R. Wall, IV Thomas R. Wall, IV	Director

/s/ David M. Roderick David M. Roderick	Director

/s/ Lawrence A. McVicker Lawrence A. McVicker	Director

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase Agreement, dated November 21, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

2.2	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002.(15)

2.3	Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004.(20)

2.4	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004.

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation, as amended.(17)

3.2	Form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of BWAY Corporation (formerly known as Brockway Standard Holdings Corporation).(17)

3.3	Amended and Restated By-laws of BWAY Corporation.(17)

3.4	Certificate of Incorporation of BWAY Manufacturing, Inc., as amended.(17)

3.5	By-laws of BWAY Manufacturing, Inc. (formerly known as Brockway Standard (New Jersey), Inc.).(17)

4.1	Amended and Restated Credit Agreement, dated as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and Armstrong Containers, Inc., as borrowers, with BWAY Corporation, as funds administrator, the lenders named therein and Deutsche Bank Trust Company Americas, as agent.(17)

4.2	Indenture, dated as of as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.3	First Supplemental Indenture, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.4	Assumption Agreement, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp.(17)

4.5	Form of 10% Senior Subordinated Note due 2010.(17)

4.6	Registration Rights Agreement, dated as of November 27, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

4.7	Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein.(17)

4.8	Form of certificate representing shares of Common Stock of BWAY Corporation.(2)

4.9	Credit Agreement among BCO Holding Company, BWAY Corporation, Various Lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, dated as of July 7, 2004. (21)

4.10	Subsidiaries Guaranty among Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc. and SC Plastics LLC, dated as of July 7, 2004. (21)

4.11	Security Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC and Deutsche Bank Trust Company Americas, dated as of July 7, 2004. (21)

4.12	Pledge Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC and Deutsche Bank Trust Company Americas, dated as of July 7, 2004. (21)

4.13	Second Supplemental Indenture, dated as of as of July 7, 2004, among North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC, Armstrong Containers, Inc., BWAY Corporation and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.

The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.#(1)

10.2	Employment Agreement between BWAY Corporation and John T. Stirrup, dated as of June 1, 1995.#(1)

10.3	Contract and Lease dated September 3, 1968, between the City of Picayune, Mississippi and Standard Container Company.(1)

10.4	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc.(1)

10.5	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc.(1)

10.6	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc.(1)

10.7	Lease Agreement dated November 16, 1996 between Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996.(8)

10.8	Lease dated August 9, 1991 between DK Containers, Inc. and Smith Barney Birtcher Institutional Fund-I Limited Partnership and the First Amendment thereto.(1)

10.9	Lease dated September 2, 1994 between Division Street Partners, L.P. and BSNJ.(6)

10.10	Employment Agreement between BWAY Corporation and James W. Milton, dated as of May 28, 1996.#(4)

10.11	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.#(5)

10.12	Employment Agreement between BWAY Corporation and John T. Stirrup Amendment No. 1.#(7)

10.13	Employment Agreement between BWAY Corporation and John T. Stirrup—Amendment No. 2.#(9)

10.14	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.#(10)

10.15	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company.(10)

10.16	Lease Agreement dated September 15, 1999 between Division Street Partners, L.P. and BSNJ.(10)

10.17	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.#(11)

10.18	Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001.#(12)

10.19	Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001.#(12)

10.20	Separation and Release Agreement between BWAY Corporation and James W. Milton, dated November 2, 2001.#(15)

10.21	Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas, dated August 30, 2001.#(13)

10.22	Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas effective January 1, 2002.#(13)

10.23	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.).(14)

10.24	Change in Control Agreement, between BWAY Corporation and Jeffrey M. O’Connell, dated August 9, 2001.#(16)

10.25	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003.#(17)

10.26	BCO Holding Company Stock Incentive Plan.#(17)

10.27	Form of BCO Holding Company Nonqualified Stock Option Agreement.#(17)

10.28	Asset Purchase Agreement by and among SST Industries, Inc., SST Industries of Georgia, Inc., SST Industries of Virginia, Inc. and C. Winfield Scott dated as of August 25, 2003. (18)

10.29	Lease between Loveland Properties Limited Partnership and BWAY Manufacturing, Inc. dated as of August 25, 2003. (18)

10.30	Lease between CWS Realty of Georgia, Inc. and BWAY Manufacturing, Inc. dated as of August 25, 2003. (18)

10.31	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (19)

10.32	Amended and Restated BCO Holding Company Stock Incentive Plan.#

10.33	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio.

10.34	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia.

10.35	Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana.

10.36	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana.

10.37	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana.

10.38	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia.

10.39	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey.

10.40	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico.

10.41	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas.

10.42	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004.#

14.1	BWAY Corporation Code of Ethics. (18)

21.1	Subsidiaries of BWAY Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 (File No. 33-91114).
(2)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending October 1, 1995 (File No. 0-26178).
(3)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending March 31, 1996 (File No. 0-26178).
(4)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending June 30, 1996 (File No. 0-26178).
(5)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225).
(6)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending September 29, 1996 (File No. 1-12415).
(7)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending March 29, 1998 (File No. 1-12415).
(8)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending September 28, 1997 (File No. 1-12415).
(9)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending July 4, 1999 (File No. 1-12415).
(10)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ending October 3, 1999 (File No. 1-12415).
(11)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending April 2, 2000 (File No. 1-12415).
(12)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending July 1, 2001 (File No. 1-12415).
(13)	Incorporated by reference to BWAY Corporation’s Form 10-K for the period ending September 30, 2001 (File No. 1-12415).
(14)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending June 30, 2002 (File No. 1-12415).
(15)	Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415).
(16)	Incorporated by reference to BWAY Corporation’s Form 10-K for the period ending September 29, 2002 (File No. 1-12415).

(17)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-4 (File No. 333-104388).
(18)	Incorporated by reference to BWAY Corporation’s Form 10-K for the period ending September 28, 2003 (File No. 1-12415).
(19)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ending January 4, 2004 (File No. 1-12415).
(20)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of May 28, 2004 (File No. 1-12415).
(21)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 7, 2004 (File No. 1-12415).

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 28, 2003 and October 3, 2004	F-3

Consolidated Statements of Operations for the year ended September 29, 2002 (Predecessor), for the periods from September 30, 2002 to February 6, 2003 (Predecessor) and February 7, 2003 to September 28, 2003 (Successor) and for the year ended October 3, 2004 (Successor)

F-4

Consolidated Statements of Stockholders’ Equity for year ended September 29, 2002 (Predecessor), for the periods from September 30, 2002 to February 6, 2003 (Predecessor) and February 7, 2003 to September 28, 2003 (Successor) and for the year ended October 3, 2004(Successor)

F-5

Consolidated Statements of Cash Flows for the year ended September 29, 2002 (Predecessor), for the periods from September 30, 2002 to February 6, 2003 (Predecessor) and February 7, 2003 to September 28, 2003 (Successor) and for the year ended October 3, 2004 (Successor)

F-6

Notes to the Consolidated Financial Statements	F-8

2004 ANNUAL REPORT

BWAY Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation (a wholly owned subsidiary of BCO Holding Company):

We have audited the accompanying consolidated balance sheets of BWAY Corporation and Subsidiaries (the “Company”) as of October 3, 2004 and September 28, 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended October 3, 2004 (Successor), for the period from February 7, 2003 to September 28, 2003 (Successor), for the period from September 30, 2002 to February 6, 2003 (Predecessor) and for the year ended September 29, 2002 (Predecessor). Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 3, 2004 and September 28, 2003, and the results of its operations and its cash flows for the year ended October 3, 2004 (Successor), for the period from February 7, 2003 to September 28, 2003 (Successor), for the period from September 30, 2002 to February 6, 2003 (Predecessor) and for the year ended September 29, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective September 30, 2002 and effective January 1, 2003, the Company changed its method of accounting for exit and disposal activities to conform to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 29, 2004

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in thousands, except share data)	October 3 2004	September 28 2003
Assets

Current assets
Cash and cash equivalents	$27,325	$248
Accounts receivable, net of allowance for doubtful accounts of $1,654 and $961	81,039	54,767
Inventories, net	59,275	50,868
Current income taxes receivable	1,948	3,973
Deferred tax assets	8,839	8,386
Other	4,244	2,375

Total current assets	182,670	120,617

Property, plant and equipment, net	155,395	120,357

Other assets
Goodwill	220,297	120,123
Other intangibles, net	168,613	71,373
Deferred financing fees, net of accumulated amortization of $1,965 and $2,164	12,726	9,143
Other	1,703	1,712

Total other assets	403,339	202,351

Total Assets	$741,404	$443,325

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$66,301	$45,841
Accrued salaries and wages	8,604	9,606
Accrued interest	10,625	9,358
Accrued rebates	7,364	6,883
Current portion of long-term debt	19,700	—
Other	17,694	31,478

Total current liabilities	130,288	103,166

Long-term debt	395,300	217,170

Other long-term liabilities
Deferred tax liabilities	82,532	30,831
Other	18,279	12,671

Total other long-term liabilities	100,811	43,502

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	104,022	73,622
Retained earnings	11,572	5,865
Accumulated other comprehensive loss	(589)	—

Total stockholder’s equity	115,005	79,487

Total Liabilities and Stockholder’s Equity	$741,404	$443,325

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

	Successor		Predecessor
	Year Ended	For the Periods From		Year Ended
($ in thousands)	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002
Net sales	$611,588	$364,384	$186,726	$527,601

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	529,064	311,447	166,383	456,788
Depreciation and amortization	31,724	16,835	6,091	19,582
Selling and administrative expenses	14,040	8,675	14,875	14,179
Merger-related transaction costs	—	—	2,488	1,478
Restructuring and impairment charge (adjustment)	352	260	(460)	1,250
Interest expense, net	26,889	16,935	11,190	13,109
Financial advisory fees	495	349	—	—
Other, net	(317)	556	17	(597)

Total costs, expenses and other	602,247	355,057	200,584	505,789

Income (loss) before income taxes	9,341	9,327	(13,858)	21,812

Provision for (benefit from) income taxes	3,634	3,462	(4,791)	9,556

Net income (loss)	$5,707	$5,865	$(9,067)	$12,256

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Corporation and Subsidiaries

	Successor		Predecessor
	Year Ended	For the Periods Ended		Year Ended
($ in thousands)	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002
Common stock and additional paid-in capital
Balance, beginning of period	$73,622	$36,992	$36,726	$36,859
Deferred shares of BCO Holding granted	400	—	—	—
Issuance of treasury stock for stock options exercised	—	—	(42)	(165)
Tax benefit of stock options exercised	—	—	308	32
Redemption of Predecessor’s outstanding common stock	—	(36,992)	—	—
Issuance of common stock to BCO Holding	—	73,622	—	—
Capital contribution from BCO Holding	30,000	—	—	—

Balance, end of period	$104,022	$73,622	$36,992	$36,726

Accumulated other comprehensive loss
Balance, beginning of period	$—	$—	$—	$—
Additional minimum pension liability, net of related tax benefit of $369	(589)	—	—	—

Balance, end of period	$(589)	$—	$—	$—

Retained earnings
Balance, beginning of period	$5,865	$39,602	$48,669	$36,413
Write-off of Predecessor’s retained earnings associated with the Transaction	—	(39,602)	—	—
Net income (loss)	5,707	5,865	(9,067)	12,256

Balance, end of period	$11,572	$5,865	$39,602	$48,669

Treasury stock, at cost
Balance, beginning of period	$—	$(12,160)	$(12,747)	$(12,837)
Issuance of treasury stock for stock options exercised	—	—	587	479
Purchase of treasury stock, net	—	—	—	(389)
Cancellation of Predecessor’s stock held in treasury	—	12,160	—	—

Balance, end of period	$—	$—	$(12,160)	$(12,747)

Total stockholders’ equity	$115,005	$79,487	$64,434	$72,648

Comprehensive income (loss)
Net income (loss)	$5,707	$5,865	$(9,067)	$12,256
Other comprehensive loss:
Additional minimum pension liability, net of related tax benefit of $369	(589)	—	—	—

Comprehensive income (loss)	$5,118	$5,865	$(9,067)	$12,256

(in thousands of shares)
Common Stock share data
Shares issued	1	1	9,851	9,851

Treasury stock
Balance, beginning of period	—	(8,761)	(1,142)	(1,149)
Issuance of treasury stock for stock options exercised	—	—	52	43
Purchase of treasury stock, net	—	—	—	(36)
Cancellation of Predecessor’s common stock held in treasury associated with the Transaction	—	8,761	—	—

Balance, end of period	—	—	(1,090)	(1,142)

Common stock shares issued and outstanding	1	1	8,761	8,709

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

	Successor		Predecessor
	Year Ended	For the Periods From		Year Ended
($ in thousands)	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002
Cash Flows from Operating Activities
Net income (loss)	$5,707	$5,865	$(9,067)	$12,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	24,136	11,846	5,941	16,743
Amortization of goodwill and other intangibles	7,588	4,989	150	2,839
Amortization of deferred financing costs	1,970	1,168	359	977
Write-off of deferred financing costs	1,252	1,900	1,695	—
Recovery of (provision for) doubtful accounts	178	(194)	(614)	1,019
Restructuring and impairment charge (adjustment)	352	260	(460)	1,250
(Gain) loss on disposition of property, plant and equipment	(57)	425	24	(203)
Gain on sale of equity securities	—	—	—	(418)
Deferred income taxes	3,334	170	(1,802)	6,969
Stock-based compensation	1,110	1,154	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(889)	(1,246)	2,333	(6,972)
Inventories	7,526	4,383	(5,643)	595
Other assets	239	351	(570)	356
Accounts payable	(9,773)	(3,619)	(2,920)	2,029
Accrued and other liabilities	31	3,217	15,624	4,336
Income taxes, net	2,394	(254)	(7,185)	4,287

Net cash provided by (used in) operating activities	45,098	30,415	(2,135)	46,063

Cash Flows from Investing Activities
Capital expenditures	(19,066)	(8,879)	(4,607)	(10,586)
Business acquisitions, net of cash acquired	(202,307)	(23,247)	—	—
Merger transaction costs	—	(19,868)	—	—
Proceeds from disposition of property, plant and equipment	516	5	23	640
Proceeds from sale of equity securities	—	—	—	418
Other	—	(17)	2	—

Net cash used in investing activities	(220,857)	(52,006)	(4,582)	(9,528)

Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(17,170)	14,517	2,653	(12,808)
Extinguishment of long-term debt	—	(100,000)	—	—
Proceeds from senior subordinated notes	—	200,470	—	—
Proceeds from term loan	225,000	—	—	—
Repayments of term loan	(10,000)	—	—	—
Issuance of common stock to BCO Holding	—	80,000	—	—
Capital contribution from BCO Holding	30,000	—	—	—
Redemption of Predecessor stock and options	—	(175,885)	—	—
(Decrease) increase in unpresented bank drafts in excess of cash available for offset	(18,072)	10,170	(12,417)	(4,410)
Principal repayments under capital leases	(117)	(48)	(19)	(37)
Purchase of treasury stock, net	—	—	—	(389)
Issuance of treasury stock for stock options exercised	—	—	545	314
Funds from (into) escrow related to the Transaction	—	3,000	(3,000)	—
Financing costs incurred	(6,805)	(10,495)	(425)	—

Net cash provided by (used in) financing activities	202,836	21,729	(12,663)	(17,330)

Net increase (decrease) in cash and cash equivalents	27,077	138	(19,380)	19,205

Cash and cash equivalents, beginning of period	248	110	19,490	285

Cash and cash equivalents, end of period	$27,325	$248	$110	$19,490

Continued on next page . . .

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

. . . continued from prior page

	Successor		Predecessor
	Year Ended	For the Periods From		Year Ended
	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003	September 29 2002
Supplemental Disclosures of Cash Flow Information

Cash paid (refunded) during the period for:
Interest	$22,595	$18,611	$5,374	$11,720

Income taxes	$(2,493)	$3,545	$4,197	$(1,700)

Details of business acquisitions:
Fair value of assets acquired	$290,461	$27,972	$—	$—
Liabilities assumed	(88,154)	(4,725)	—	—

Net cash paid for business acquisitions	$202,307	$23,247	$—	$—

Non-Cash Investing and Financing Activities
Amounts owed for capital expenditures	$1,062	$2,763	$1,122	$319

Acquisition of property, plant and equipment utilizing capital leases	$560	$32	$—	$328

Grant of deferred shares in conjunction with the NAMPAC Acquisition	$400	$—	$—	$—

Note receivable received in disposition of assets held for sale	$—	$1,450	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

1. Business and Summary of Significant Accounting Policies

Business Operations

We, BWAY Corporation (“BWAY”), and our principle subsidiary, North America Packaging Corporation (“NAMPAC”), (collectively the “Company”) manufacture and distribute metal and rigid plastic containers primarily in the United States. Formerly, our principle metal container operations where conducted by our wholly owned subsidiary, BWAY Manufacturing, Inc., which was merged into BWAY in May 2004. We operate the company as two divisions. Our BWAY Packaging Division focuses on metal containers and sells and markets its products under the BWAY Corporation name and our NAMPAC Division focuses on plastic containers and sells and markets its products under the NAMPAC name.

We report segment information about these divisions in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. See Note 16 regarding our segment information.

We are a wholly owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., as a result of the merger agreement entered into with BCO Holding and BCO Acquisition, Inc. pursuant to which all outstanding shares of the BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003 for $20.00 per share in cash (the “Merger”).

The Merger was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors.

In the fourth quarter of fiscal 2004, we acquired all of the issued and outstanding common stock of NAMPAC and in the fourth quarter of fiscal 2003, we acquired substantially all of the assets of SST Industries, each a manufacturer of rigid plastic containers for industrial packaging markets. See Note 3 regarding these acquisitions.

Basis of Presentation

Our consolidated financial statements include the accounts of BWAY and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

We present our fiscal 2003 consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows in two periods: Predecessor and Successor, which relate to the period preceding the Transaction (as defined in Note 2) and the period succeeding the Transaction, respectively. The Predecessor period is from September 30, 2002 to February 6, 2003 (“Predecessor 2003”) and the Successor period is from February 7, 2003 to September 28, 2003 (“Successor 2003”). Unless otherwise indicated, information presented as fiscal 2003 is for the entire fiscal year from September 30, 2002 to September 28, 2003 or as of the balance sheet date of September 28, 2003.

Fiscal Year

Our fiscal year ends on the Sunday closest to September 30. Our fiscal year that ended October 3, 2004 was a 53-week fiscal year and our fiscal years ended September 28, 2003 and September 29, 2002 were 52-week fiscal years. Our NAMPAC subsidiary reports on a calendar basis and has been consolidated as of September 30, 2004. There were no significant or unusual transactions between September 30, 2004 and October 3, 2004 related to the subsidiary that should have been considered in our year-end financial statements.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts and Notes Receivable

We record accounts and notes receivables net of allowances for uncollectibility. Management estimates these allowances based on customer relationships, the aging and turns of accounts receivable and the credit worthiness, concentrations and payment history of our customers.

Inventories

We carry our inventories at the lower of cost or market, the cost of the majority of which is determined under the last-in, first-out (LIFO) method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

Property, Plant and Equipment

Our property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: buildings and improvements, 30 years; machinery and equipment, 5 to 15 years; furniture and fixtures, 5 to 7 years; computer information systems, 3 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining underlying lease term.

We amortize equipment under capital leases using the straight-line method over the lesser of the estimated useful lives or the terms of the leases. We periodically assess the appropriateness of and make revisions to the remaining estimated useful lives of property, plant and equipment.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for maintenance and repairs. When we retire or otherwise dispose of property, plant and equipment, we remove the asset balances from the related asset and accumulated depreciation accounts and we credit or charge to operations any resulting gain or loss, respectively.

We capitalize interest in connection with the installation of major machinery and equipment acquisitions. We record the capitalized interest as part of the cost of the related asset and amortize it over the asset’s estimated useful life. In fiscal 2004, Successor 2003, Predecessor 2003 and fiscal 2002, we capitalized interest of approximately $244 thousand, $91 thousand, $86 thousand and $190 thousand, respectively.

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

Goodwill and Other Intangible Assets

Effective with the adoption of SFAS 142, Goodwill and Other Intangible Assets, in fiscal 2003, we no longer amortize goodwill. Instead, we test goodwill for impairment at least annually at the end of our eleventh fiscal month (approximately August 30). Prior to fiscal 2003, we amortized goodwill on a straight-line basis over its estimated useful life (generally 20 to 40 years).

We completed the initial impairment test upon adoption of SFAS 142 at the beginning of fiscal 2003, as required under the statement, and determined that our goodwill was not impaired. Our annual impairment tests for fiscal 2004 and 2003, performed as of August 29, 2004 and August 24, 2003, respectively, did not result in an impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and covenants not-to-compete) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives, which range from 3 to 18 years. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining the acquired value. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis. The finite-lived intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. A write-down, if any, is measured based on estimates of future undiscounted cash flows. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment annually (as discussed above) in accordance with SFAS 142.

SFAS 142 requires a two-step process in evaluating goodwill for impairment. The first step requires the comparison of the fair value of each reporting unit to its carrying value. We have two reporting units that have assigned goodwill: BWAY Packaging Division and NAMPAC Division. Our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on its discounted future cash flows. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

Deferred Financing Costs

We amortize deferred financing costs to interest expense over the term of the related financing agreement using the straight-line method for costs associated with financing having a single payoff date and using a declining balance method for costs associated with financing having scheduled payoffs, each of which approximates the effective yield method.

Revenue Recognition

We recognize revenue when our products are shipped and title and risk of loss are passed to our customers. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

We enter into contractual agreements with our customers for rebates on certain products. We accrue a provision for these rebates and take a charge against net sales in the same period as the associated revenue is recognized.

Comprehensive Income

We report comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires the disclosure of total non-shareholder changes in equity and its components, which include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The components of other comprehensive income (loss) that may be applicable to us are additional minimum pension liabilities, translation gains and losses on foreign currency and certain transactions associated with derivative instruments. There were no material translation gains and losses on foreign currency or derivative instrument transactions during the fiscal years 2004, 2003 and 2002. In fiscal 2004, additional minimum pension liability of $0.6 million, net of deferred taxes of $0.4 million, is reflected in accumulated other comprehensive loss in our consolidated statements of operations. The additional minimum pension liability relates to the defined benefit pension plan sponsored by NAMPAC. There were no minimum pension liability adjustments in fiscal 2003 or 2002.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, we have not provided a valuation allowance.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset is written down to its fair market value. A write-down, if any, is measured based on estimates of future undiscounted cash flows. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are reclassified to other current assets on the consolidated balance sheet.

Disclosures about Fair Value of Financial Instruments

A summary of the fair value of our financial instruments and the methods and significant assumptions used to estimate those values is as follows:

Short-Term Financial Instruments –The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable and payable, certain accrued liabilities, and current maturities of long-term debt approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

Long-Term Debt –The fair value of outstanding borrowings under our variable rate Credit Facility approximates the carrying amount since Credit Facility borrowings are at market rates. The fair value of our fixed rate, senior subordinated notes is based on a quoted market price.

Derivative Financial Instruments

We follow the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires that the fair value of all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Our policy on derivatives currently prohibits the use of derivatives for trading or hedging purposes. Additionally, we review our contracts to determine if they contain embedded derivatives requiring separate reporting and disclosure under SFAS 133, as amended.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). Accordingly, we are not required to record compensation expense when the exercise price of stock options granted to employees or directors is equal to or greater than the fair market value of the stock when the option is granted.

The Financial Accounting Standards Board (the “FASB”) has issued SFAS 123, Accounting for Stock-Based Compensation, which allows the Company to continue to follow the guidance of APB 25, but requires pro forma disclosures of net income and earnings as if the Company had adopted SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, which, among other things, requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

If we determined compensation cost for our stock-based compensation plans based on the fair value at the grant date of the awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) would have been as follows:

	Successor		Predecessor
	Year Ended	For the Periods From		Year Ended
	October 3	February 7, 2003 to September 28	September 30, 2002 to February 6	September 29
($ in thousands)	2004	2003	2003	2002
Net income (loss), as reported	$5,707	$5,865	$(9,067)	$12,256
Stock-based compensation included in net income (loss), net of tax (1) (2)	683	726	8,239	—
Pro forma stock-based compensation under SFAS 123, net of tax	(2,463)	(1,837)	(1,271)	(3,935)

Pro forma net income (loss)	$3,927	$4,754	$(2,099)	$8,321

(1)	The $8.2 million of stock-based compensation, net of tax, recorded in the period from September 30, 2002 to February 6, 2003 related to the settlement of outstanding stock options of the Predecessor associated with the Transaction (see Note 2).
(2)	The $0.7 million of stock-based compensation, net of tax, that we recorded in each of the year ended October 3, 2004 and in the period from February 7, 2003 to September 28, 2003 related to stock options issued pursuant to the Holding Incentive Plan (see Note 9).

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The annual disclosure requirements are presented in Note 12.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a VIE. The revision delayed the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective in our second quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation has not affected our results of operations or financial position.

The FASB issued FASB Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of health care benefit plans in certain circumstances. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Medicare Act. We elected to defer accounting for the Medicare Act.

In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 and supercedes FSP 106-1. The effects of the Medicare Act were not considered to be a significant event and, therefore, were not incorporated in our October 3, 2004 measurement of plan obligations. See Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.

In December 2004, the FASB issued a revision to SFAS 123 (revised 2004), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statements eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. The Statement is effective for us beginning in our fourth quarter of fiscal 2005.

Reclassifications

We have reclassified certain amounts in the prior period financial statements to conform to the current presentation.

2. Agreement and Plan of Merger

The Merger and Related Transactions

On February 7, 2003, we were acquired pursuant to a merger agreement dated September 30, 2002 among BCO Holding, BCO Acquisition and BWAY whereby BCO Acquisition was merged into BWAY. We are a wholly owned subsidiary of BCO Holding. In order to raise a portion of the financing needed to consummate the transaction, BWAY Finance issued $200 Million 10% Senior Subordinated Notes due 2010 in a private placement on November 27, 2002. Upon completion of the merger, we assumed BWAY Finance’s obligations under the $200 Million 10% Senior Subordinated Notes due 2010. As a result of the merger and related transactions, we are controlled by affiliates of Kelso & Company, L.P., a private investment firm founded in 1971, (collectively “Kelso”).

The following principal transactions occurred in connection with the merger:

•	Approximately 8.2 million shares of BWAY’s common stock were converted into the right to receive $20.00 per share in cash.

•	All outstanding unvested options to purchase BWAY’s common stock became fully vested and options to purchase approximately 1.0 million shares of BWAY’s common stock were canceled in exchange for lump sum payments in cash of $20.00 per underlying share less the applicable option exercise price.

•	Kelso contributed $78.0 million in cash in exchange for 7.8 million shares of common stock of BCO Holding and another equity investor contributed $2.0 million in cash in exchange for 0.2 million shares of common stock of BCO Holding. Certain stockholders of BWAY, including members of management and the Board of Directors, exchanged a total of approximately 0.6 million shares and options to purchase approximately 0.8 million shares of BWAY’s common stock (with an aggregate value of approximately $20.3 million) for a total of approximately 1.2 million shares and options to purchase approximately 1.6 million shares of BCO Holding’s common stock. At the time of the transactions, Kelso held approximately 72.1% of BCO Holding’s fully diluted common stock, the other equity investor held approximately 1.8% of BCO Holding’s fully diluted common stock and such existing stockholders of BWAY owned the remaining 26.1% of BCO Holding’s fully diluted common stock (in each case without giving effect to the grant of new stock options under BCO Holding’s new stock incentive plan).

•	BWAY Finance issued $200 Million 10% Senior Subordinated Notes due 2010, which BWAY assumed upon the completion of BCO Acquisition’s merger with and into BWAY on February 7, 2003. BWAY Finance merged into BWAY.

•	We used the net proceeds from these equity and debt financings to:

•	fund the cash consideration payable to its stockholders and option holders under the merger agreement;

•	repurchase all of its outstanding $100.0 million 10¼% senior subordinated notes due 2007 including accrued interest and bond tender and consent solicitation premiums associated with those notes;

•	repay all outstanding principal and accrued interest under its credit facility as of the closing of the merger; and

•	pay related transaction fees and expenses.

Upon completion of the Transaction, BWAY became a private company and our common stock was delisted from the New York Stock Exchange.

The merger of BCO Acquisition and BWAY, the investment by Kelso and the other equity investor, the investment by certain stockholders and option holders who exchanged shares and options, the amended credit facility, the offering of the $200 Million 10% Senior Subordinated Notes due 2010 and the application of the net proceeds therefrom, the repurchase and redemption of BWAY’s outstanding $100.0 million 10¼% senior subordinated notes due 2007, the repayment of all outstanding principal and accrued interest at the closing date under BWAY’s credit facility and the merger of BWAY Finance with and into BWAY are collectively referred to in this annual report as the “Transaction.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

On November 4, 2003, the Registration Statement for our $200 million 10% Senior Subordinated Notes Due 2010 became effective under the Securities Act of 1933. In December 2003, we exchanged these notes for an equal principal amount of outstanding notes with substantially the same terms.

Financial Advisory Fees

Upon completion of the Transaction, we paid Kelso a fee of approximately $5.0 million in connection with the merger and entered into a financial advisory agreement with them for annual fees of approximately $0.5 million plus reimbursement of their reasonable expenses.

Deferred Financing and Transaction Costs

In connection with the Transaction, we incurred transaction costs and debt issuance costs of approximately $30.5 million, which we capitalized as either direct costs of the transaction or as deferred financing costs.

In fiscal 2002 and in the period from September 30, 2002 to February 6, 2003, the Predecessor expensed approximately $1.5 million and $2.5 million, respectively, in merger-related transaction costs, which related primarily to the fairness opinion from the special committee’s independent financial advisor, legal and other advisory fees and expenses, and special committee retainer and meeting fees and expenses. These items appear in the “merger-related transaction costs” line item of our consolidated statements of operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the transaction:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

As a result of the redemption of stock options outstanding immediately prior to the closing of the transaction, we recognized approximately $12.6 million of stock-based compensation related expenses in Predecessor 2003.

The unaudited pro forma results presented below include the effects of the Transaction as if it had been consummated at the beginning of fiscal 2002 and as if SFAS 142 had been effective for the periods presented (see Note 6). In addition to the SFAS 142 related adjustments, other pro forma adjustments primarily related to depreciation and amortization associated with asset revaluations, amortization associated with changes in deferred financing fees, interest expense associated with additional debt and the exclusion of merger related transaction costs and additional expenses directly related to the Transaction that would have been incurred, on a pro forma basis, prior to the beginning of each of fiscal 2003 and 2002. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of each of the periods presented.

Unaudited	Successor	Predecessor
	For the Periods From
	February 7, 2003 to September 28	September 30, 2002 to February 6	For the Year Ended September 29
($ in thousands)	2003	2003	2002
Pro forma net sales	364,384	186,726	527,601

Pro forma net income (loss)	9,042	1,267	4,529

3. Acquisitions

In the fourth fiscal quarters of 2004 and 2003, we acquired NAMPAC and SST, respectively, as further discussed below. The SST transaction enabled us to acquire a small manufacturer and provider of rigid plastics containers and the NAMPAC transaction enabled us to expand the scale of our plastic container offerings. We believe the rigid plastic container segment is important to our growth, and it enables us to serve our customers with a more diverse product offering.

NAMPAC Acquisition

On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets, from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $213.8 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The term loan facility is further discussed in Note 8. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.0 million in transaction costs associated with the acquisition. The purchase price was subject to a working capital adjustment, which was finalized and received in September 2004 and is reflected in the $213.8 million purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The acquisition was accounted for as a purchase in accordance with SFAS 141, Business Combinations. As such, the assets and liabilities have been recorded at fair market value. We allocated the purchase price based on our estimates and with the assistance of an independent appraiser. The following is a summary of the fair values of the assets and liabilities as of the date of acquisition based on an initial purchase price allocation. Although we believe the purchase price allocation is substantially complete, the finalization of certain transaction costs, among other things, could result in an adjustment to the allocation.

($ in thousands)	July 7, 2004
Current assets	$43,161
Property, plant and equipment	42,289
Intangible assets subject to amortization	104,828
Other assets	284
Goodwill	100,038

Total assets	290,600

Current liabilities	(36,116)
Other liabilities	(51,989)

Total liabilities	(88,105)

Cash purchase price, net of $11,351 cash acquired	$202,495

Goodwill and intangible assets resulting from the acquisition have been allocated to our Plastics Packaging segment. The weighted-average life of the acquired intangible assets subject to amortization is approximately 17.5 years. Goodwill is not deductible for income tax purposes.

The unaudited pro forma results presented below include the effects of the NAMPAC Acquisition as if it had been consummated at the beginning of each of fiscal 2004 and 2003. Pro forma adjustments primarily relate to depreciation and amortization associated with asset revaluations, amortization associated with changes in deferred financing fees, interest expense associated with additional debt and the exclusion of additional expenses directly related to the acquisition that would have been incurred, on a pro forma basis, prior to the beginning of the periods presented. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated at the beginning of each of the periods presented.

Unaudited	For the Year Ended
($ in thousands)	October 3 2004	September 28 2003
Pro forma net sales	$793,965	772,234

Pro forma net income (loss)	$7,355	(4,023)

SST Acquisition

On August 25, 2003, we acquired substantially all of the assets of SST Industries (“SST”), a manufacturer of rigid plastic containers for industrial packaging markets (the “SST Acquisition”). We paid approximately $23.2 million in cash for the SST assets, which were financed using borrowings under our revolving credit facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following is a summary of the fair values of the assets acquired and the liabilities assumed as of the date of acquisition based on the final purchase price allocation:

($ in thousands)	August 25, 2003
Current assets	$6,282
Property, plant and equipment	11,744
Other intangible assets	2,089
Other assets	15
Goodwill	7,703

Total assets	27,833

Current liabilities	(4,746)
Other liabilities	(28)

Total liabilities	(4,774)

Cash purchase price, net of cash acquired	$23,059

Goodwill and other intangible assets resulting from the acquisition have been allocated to our Plastics Packaging segment. The weighted-average life of the acquired definite lived other intangible assets is approximately 16 years. Goodwill is deductible for income tax purposes.

Due to immateriality, we have not presented pro forma results for the SST Acquisition.

4. Inventories

Inventories consist of the following:

	Successor
($ in thousands)	October 3 2004	September 28, 2003
Inventories at FIFO cost
Raw materials	$15,405	$6,622
Work-in-progress	27,081	29,994
Finished goods	21,324	14,874

	63,810	51,490
LIFO reserve	(4,535)	(622)

Inventories, net	$59,275	$50,868

During fiscal 2004, as a result of reduced inventory quantities, LIFO inventory quantities carried at lower costs were liquidated which resulted in an increase in net income before income taxes of approximately $0.6 million. The liquidation results in additional net income before income taxes due to LIFO inventories valued at costs prevailing in prior years that were lower than the costs of current purchases.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor
($ in thousands)	October 3, 2004	September 28, 2003
Land	$3,205	$2,552
Buildings and improvements	12,859	9,526
Machinery and equipment	166,692	113,834
Furniture, fixtures and computer information systems	12,353	10,119
Construction-in-progress	11,339	13,090

	206,448	149,121
Less accumulated depreciation	(51,053)	(28,764)

Property, plant and equipment, net	$155,395	$120,357

For fiscal 2004, Successor 2003, Predecessor 2003 and fiscal year 2002, we recorded depreciation expense of approximately $24.1 million, $11.8 million, $5.9 million and $16.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

6. Goodwill and Other Intangible Assets

Effective September 30, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, we no longer amortize goodwill to earnings, but instead review it periodically (at least annually) for impairment. We completed the initial impairment test upon adoption, as required under the statement, and determined that our goodwill was not impaired. We annually review goodwill for impairment at the end of the eleventh month of our fiscal year (approximately August 30). Our annual impairment tests for fiscal 2004 and 2003, performed as of August 29, 2004 and August 24, 2003, respectively, did not result in an impairment.

The following table adjusts net income (loss) for the impact of the implementation of SFAS 142:

	Successor		Predecessor
	Year Ended	For the Periods From		Year Ended
	October 3	February 7, 2003 to September 28	September 30, 2002 to February 6	September 29
($ in thousands)	2004	2003	2003	2002
Net income (loss), as reported	$5,707	$5,865	$(9,067)	$12,256
Goodwill amortization, net of tax effect	—	—	—	1,271

Net income (loss), as adjusted for the implementation impact of SFAS 142	$5,707	$5,865	$(9,067)	$13,527

The following table sets forth the identifiable intangible assets by major asset class:

	October 3, 2004			September 28, 2003
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(11,768)	$146,292	$67,846	$(5,139)	$62,707
Tradenames (2)	22,833	(1,504)	21,329	8,590	(556)	8,034
Non-compete agreements (3)	401	(22)	379	30	(11)	19

Total amortized intangible assets	181,294	(13,294)	168,000	76,466	(5,706)	70,760

Unamortized intangible assets
Technology	613	—	613	613	—	613

Total identifiable intangible assets	$181,907	$(13,294)	$168,613	$77,079	$(5,706)	$71,373

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

We amortize finite-lived, identifiable intangible assets over their remaining useful lives. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining their initial valuation; we periodically review the underlying cash flow assumptions to determine if they remain reasonable. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis.

In fiscal 2004, Successor 2003, Predecessor 2002 and fiscal 2002, we expensed amortization of approximately $7.6 million, $5.0 million, $0.2 million and $0.6 million, respectively, related to other intangible assets. In fiscal 2002, we expensed additional amortization of approximately $2.2 million related to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Expected amortization expense by fiscal year is as follows:

($ in thousands)	Amount
Fiscal Year Ending:
2005	$11,862
2006	13,003
2007	13,405
2008	12,900
2009	12,510
Thereafter	104,320

$168,000

The following table sets forth changes in the gross carrying amount of goodwill and other intangible assets by reportable segment during fiscal 2004:

($ in thousands)	Metal Packaging	Plastic Packaging	Total
Goodwill
Balance, September 28, 2003	$112,556	$7,567	$120,123
Adjustments related to the SST Acquisition (Note 3)	—	136	136
Additions related to the NAMPAC Acquisition (Note 3)	—	100,038	100,038

Balance, October 3, 2004	$112,556	$107,741	$220,297

Other intangible assets
Balance, September 28, 2003	$74,990	$2,089	$77,079
Additions related to the NAMPAC Acquisition (Note 3)	—	104,828	104,828

Balance, October 3, 2004	$74,990	$106,917	$181,907

7. Other Current Liabilities

The components of other current liabilities are as follows:

	Successor
($ in thousands)	2004	2003
Unpresented bank drafts, issued and outstanding, in excess of cash available for offset	$623	$18,695
Accrued workers’ compensation	5,676	2,568
Other	11,395	10,215

Other current liabilities	$17,694	$31,478

At October 3, 2004, we had approximately $15.2 million of outstanding bank drafts with the right of offset, which have been netted against cash and cash equivalents in the balance sheet.

8. Long-Term Debt

Long-term debt consists of the following:

	Successor
($ in thousands)	2004	2003
10% Senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility:
Term loan	215,000	—
Revolving credit facility borrowings	—	17,170

Total long-term debt	415,000	217,170

Less: Current portion	19,700	—

Long-term debt	$395,300	$217,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Scheduled maturities of long-term debt are as follows:

($ in thousands)
Fiscal Year Ending:
2005	$19,700
2006	—
2007	—
2008	94
2009	992
Thereafter	394,214

$415,000

The current portion of long-term debt represents prepayments on the term loan we made in December 2004. As a result of these prepayments, our next scheduled payment is not due until June 2008, as reflected in the above scheduled maturities.

Senior Subordinated Notes

10% Notes Due 2010

On November 27, 2002, BWAY Finance completed a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010, which we assumed on February 7, 2003 in connection with the Transactions. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Notes”). The Notes mature on October 15, 2010.

The Notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations, as defined in the indenture, of the Company. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

Except in certain cases following an equity offering, as described below, we cannot redeem these notes until October 15, 2006. Thereafter, we may redeem some or all of these notes at the redemption prices specified in the indenture to the notes (105.0% on October 15, 2006 declining annually to 100% on October 15, 2009), plus accrued and unpaid interest to the date of redemption.

At any time before October 15, 2005, we can choose to redeem up to 35% of these outstanding notes with money that we raise in one or more equity offerings, as long as: we pay 110% of the face amount of the notes, plus interest; we redeem the notes within 90 days of completing the equity offering; and at least 65% of the aggregate principal amount of notes issued remains outstanding afterwards.

Upon the occurrence of a Change in Control, as defined in the indenture, the holders of these notes could require us to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The indenture governing these notes contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At October 3, 2004, we were in compliance will all applicable covenants contained in the indenture.

Under the terms of the indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Notes. The indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Notes (see Note 17).

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the remaining term of the notes. At October 3, 2004 and September 28, 2003, approximately $6.3 million and $7.0 million, respectively, of the deferred costs were unamortized.

At October 3, 2004 and September 28, 2003, the fair value of the Notes was approximately $219.0 million and $213.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

10 1/4% Notes Due 2007

Prior to February 7, 2003, we had $100.0 million principal amount of 10¼% senior subordinated notes outstanding that were originally due April 15, 2007. We redeemed $99.0 million of the outstanding principal of these notes at approximately 101% of the outstanding principle and $1.0 million at approximately 103.4% of the outstanding principal, each plus accrued interest through the redemption date.

Associated with the redemption of these notes, we recorded a $1.7 million charge to write-off the unamortized deferred financing costs related to the original underwriting of these notes. The charge was reflected in interest expense, net, for the period ended February 6, 2003.

Credit Facility

On July 7, 2004, in connection with the NAMPAC Acquisition, our parent, BCO Holding, and we entered into a $255.0 million credit facility with various lenders and Deutsche Bank Trust Company Americas, as administrative agent. The credit facility consists of (a) $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010, if all of the Notes, including any additional notes issued under the related indenture, have not been refinanced as of April 15, 2010 upon the terms specified in the credit agreement) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

During the first six years of the Term Loan, annual amortization, which is payable quarterly beginning September 30, 2004, is required in the initial amount of $0.9 million; thereafter, the remaining principal amount of the Term Loan is payable in four equal quarterly amortization payments, the final installment of which occurs on the Term Loan maturity date. However, we have the option of making voluntary prepayments, whereby, upon our election, the prepayment will first reduce the scheduled repayments becoming due within twelve months of the prepayment and any excess is used to reduce all future scheduled repayments on a pro rata basis. We made voluntary prepayments of $10.0 million in September 2004 and, subsequent to year-end, $19.1 million in December 2004. We also made a required prepayment of $0.6 million in December 2004, which represented the net proceeds from the sale of assets related to our closed Southwest manufacturing facility (see Note 18). As a result of these prepayments, our next scheduled repayment of approximately $0.1 million becomes due in June 2008. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement.

BCO Holding and each of our subsidiaries, including NAMPAC and its subsidiaries, have guaranteed our obligations under the Credit Facility, which is secured by substantially all of our assets and the assets of BCO Holding (see Note 17). In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

A portion of the initial proceeds from the Term Loan were used to finance the NAMPAC Acquisition and to repay all outstanding principal, accrued interest and other amounts due under our then existing $90.0 million revolving credit facility that expired in February 2008 (the “Old Credit Facility”).

We incurred and have deferred approximately $6.5 million in financing costs related to the underwriting of the Credit Facility. In addition, approximately $0.2 million of the unamortized deferred financings costs associated with the Old Credit Facility are carried forward and amortized over the term of the Revolver pursuant to EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”). We are amortizing $5.7 million of these deferred costs, which are associated with the Term Loan, to interest expense over the term of the loan in proportion to the outstanding principal. We are amortizing the remaining $1.0 million, which includes the $0.2 million carry forward, on a straight-line basis over the term of the Revolver. At October 3, 2004 and September 28, 2003, approximately $5.5 million and $2.2 million, respectively, of deferred costs associated with the Credit Facility and the Old Credit Facility, as applicable, were unamortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

In connection with the payoff of the Old Credit Facility, we charged to interest expense in the fourth quarter of fiscal 2004 approximately $1.3 million of the associated unamortized deferred financing costs that were not carried forward under EITF 98-14 as discussed above.

At October 3, 2004, we had $5.5 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $24.5 million. At October 3, 2004, we did not have any outstanding Revolver borrowings. The borrowing rate on the Term Loan borrowings was approximately 4.02%.

Since borrowings under the Credit Facility are at current market rates, the fair value of the Term Loan outstanding at October 3, 2004 is approximately $215.0 million.

At October 3, 2004, we were in compliance will all applicable covenants contained in the underlying credit agreement.

9. Stockholder’s Equity

In the fourth quarter of fiscal 2004, Kelso and the other BCO Holding stockholders, including certain members of our senior management, made an additional capital contribution of $30.0 million through BCO Holding in association with the NAMPAC Acquisition. No additional shares were issued to BCO Holding in exchange for the capital contribution, which is recorded in additional paid in capital. We have also included in additional paid in capital approximately $0.4 million related to a deferred share agreement between BCO Holding and an officer of NAMPAC whereby approximately $0.4 million of the officer’s compensation under the NAMPAC long-term incentive plan, which was terminated and paid out in conjunction with the NAMPAC Acquisition, was deferred in the form of deferred shares of BCO Holding common stock. The number of deferred shares granted was fixed based on a value per share agreed upon by the parties to the deferred share agreement. The obligation under the deferred share agreement can only be settled through the issuance of BCO Holding common stock.

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

Stock-Based Compensation Plans

In February 2000, the Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Board. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan (as defined below) with an exercise price of $10.00 per share of BCO Holding common stock (“New Options”). The New Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

In January 2002, we issued approximately 1.2 million options to acquire a number of shares equal to 1.2 million options that were canceled in July 2001 under our option replacement program. The January 2002 replacement options had an exercise price of $11.05 per share, which was equal to the closing price of our common stock immediately preceding the grant date. These options were subject to cash settlement or exchange in connection with the Transaction as described above.

Effective with the closing of the Transaction in February 2003, BCO Holding assumed the Predecessor Incentive Plan, which was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”). The July 2004 amendment increased the number of available shares of the common stock of BCO Holding subject to options from 2,006,989 to 2,395,103.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Three types of options may be granted under the Holding Incentive Plan: (1) Service Options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service; (2) Performance Options, which vest in five equal annual installments if we achieve certain specified performance objectives; and (3) Exit Options, which vest upon a change in equity control (as defined and subject to certain limitations).

We account for Service Options as fixed awards, recording compensation expense at the date of grant for the amount by which the fair value of the BCO Holding common stock at the effective grant date exceeds the exercise price of the options granted. Because the number of options is contingent upon future events, we account for Performance and Exit Options as variable awards and record compensation expense for the number of options with known vesting during each reporting period. The compensation expense recorded for the Performance and Exit Options is the amount by which the fair value of BCO Holding common stock at the end of the reporting period exceeds the exercise price of the options. Under the Holding Incentive Plan, 40% of available options will be Service Options, 10% will be Performance Options and 50% will be Exit Options.

The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier by BCO Holding. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. Although the Holding Incentive Plan grants the right to acquire shares in BCO Holding, the Holding Incentive Plan is used to incentivize certain of our employees, including management, and certain options available under the plan are tied to our performance. As such, the Holding Incentive Plan is accounted for as if it were a direct plan of the Company. BCO Holding is a non-operating holding company that owns 100% of our outstanding common stock.

During the fourth quarter of fiscal 2003, BCO Holding granted approximately 1.8 million options under the Holding Incentive Plan, and we recorded approximately $1.2 million as compensation expense for the Service and Performance Options granted. In fiscal 2004, BCO Holding granted approximately 0.5 million options under the Holding Incentive Plan and approximately 0.1 million options were canceled due to employee terminations. We recorded approximately $1.1 million and $1.2 million in compensation expense in fiscal 2004 and in the period ended September 28, 2003, respectively, related to the outstanding Service and Performance options. We did not record compensation expense in fiscal 2004 or 2003 related to Exit Options because the underlying exit event cannot be reasonably estimated. We did not record any stock based compensation in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following summarizes the status of the stock option plan as of the periods ended and changes during the periods of fiscal 2004, Successor 2003, Predecessor 2003 and fiscal 2002:

	Successor				Predecessor
	Year ended		For the Period From				Year ended
	October 3, 2004		February 7, 2003 to September 28, 2003		September 30, 2002 to February 6, 2003		September 29, 2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	3,464,226	$7.57	—	$—	1,930,364	$8.90	807,898	$5.40
Options exercised	—	—	—	—	(52,633)	10.35	(42,920)	7.32
Options granted	468,000	16.49	1,838,406	10.00	—	—	1,212,122	11.08
Options canceled	(72,252)	10.00	—	—	(1,064,821)	8.26	(46,736)	6.33
Options exchanged in the Transaction	—	—	1,625,820	4.82	(812,910)	9.65	—	—

Outstanding, end of period	3,859,974	8.61	3,464,226	7.57	—	—	1,930,364	8.90

Exercisable, end of period	1,898,236	5.57	1,625,820	4.82	—	—	957,280	9.17

Weighted-average grant date fair value of options granted during the period		$3.80		$5.86		$—		$5.63

The following table summarizes information about stock options outstanding at October 3, 2004:

	$2.20 – 5.55	$10.00	$16.49	Total
Number of options outstanding	1,625,820	1,766,154	468,000	3,859,974
Weighted-average exercise price	$4.82	$10.00	$16.49	$8.61
Weighted-average remaining contractual life	7.0 years	8.4 years	9.7 years	7.9 years
Number of shares exercisable	1,625,820	270,810	1,606	1,898,236

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing methodology with the following weighted-average assumptions:

	Successor		Predecessor
	For the Year Ended October 3	For the Period From February 7, 2003 to September 28	For the Year Ended September 29
	2004	2003	2002
Expected dividends	0.0%	0.0%	0.0%

Expected volatility	0.0%	0.0%	53.6%

Risk-free interest rate	4.0%	3.0%	5.3%

Expected lives (years)	4.0	5.0	4.7

There were no options granted during the period ended February 6, 2003.

At October 3, 2004, there were 160,949 options available for grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

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

Our employees who are a party to the Securityholders Agreement are subject to “put” and “call” rights, which, subject to certain exceptions, entitle an employee stockholder to require BCO Holding to purchase their shares, and which entitle BCO Holding, subject to certain exceptions, to require the employee stockholder to sell their shares to BCO Holding, upon any termination of the stockholder’s employment with BCO Holding, at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The Securityholders Agreement also contains a provision that requires BCO Holding to offer certain existing stockholders the right to purchase shares of BCO Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

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

Treasury Stock

During fiscal 2002, we purchased 36,100 shares of treasury stock for approximately $0.4 million. During Predecessor 2003 and fiscal 2002, we issued 52,633 and 42,920 shares from treasury for exercises of stock options, respectively.

On February 7, 2003, concurrent with the Transaction, we canceled 1,089,743 shares of treasury stock. We did not hold any shares in treasury as of October 3, 2004 or September 28, 2003.

10. Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Our provision for (benefit from) income taxes consists of the following:

	Successor		Predecessor
	Year Ended	For the Period From		Year Ended
	October 3	February 7, 2003 to September 28	September 30, 2002 to February 6	September 29
($ in thousands)	2004	2003	2003	2002
Current
Federal income taxes	$(546)	$3,136	$(2,560)	$2,490
State income taxes	478	263	(428)	97
Deferred income taxes	3,702	63	(1,803)	6,969

Provision for (benefit from) income tax	$3,634	$3,462	$(4,791)	$9,556

The provision for (benefit from) income taxes is reconciled with the federal statutory rate as follows:

	Successor		Predecessor
	Year Ended	For the Period From		Year Ended
	October 3	February 7, 2003 to September 28	September 30, 2002 to February 6	September 28
($ in thousands)	2004	2003	2003	2002
Income tax expense (benefit) at federal statutory rate	$3,269	$3,265	$(4,850)	$7,634
State income taxes, net of federal income tax benefits	327	326	(485)	763
Nondeductible intangible amortization	29	18	52	724
Nondeductible merger-related transaction costs	—	—	627	569
Other, net	9	(147)	(135)	(134)

Provision for (benefit from) income tax	$3,634	3,462	(4,791)	9,556

Effective tax rate as a percentage of pretax income (loss)	38.9%	$37.1%	$34.6%	$43.8%

The components of deferred tax assets and liabilities are as follows:

	Successor
($ in thousands)	October 3 2004	September 28 2003
Deferred tax liabilities
Property, plant and equipment	$31,799	$18,278
Inventory	3,699	1,981
Intangible assets	59,409	21,018
Other	1,155	442

Total deferred tax liabilities	96,062	41,719

Deferred tax assets
Restructuring reserves	119	847
Employee benefits	11,105	8,327
Accounts receivable	2,284	370
Inventory	2,734	2,602
Other receivables	—	1,663
Intangible assets	278	—
Transaction costs	2,011	2,561
Alternative minimum tax	2,248	1,400
State net operating loss carryforwards	197	—
Other	1,393	1,504

Total deferred tax assets	22,369	19,274

Deferred tax liability, net	$73,693	$22,445

Current deferred tax asset, net	$(8,839)	$(8,386)
Noncurrent deferred tax liability, net	82,532	30,831

Deferred tax liability, net	$73,693	$22,445

Included in the current income tax receivable on the October 3, 2004 balance sheet is a $1.4 million benefit related to net operating loss (“NOL”) carryforwards utilized from the NAMPAC Acquisition. There were no unutilized federal NOL carryforwards remaining at October 3, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

At October 3, 2004, we have $2.2 million of alternative minimum tax credits that have no expiration date. In addition, we have $4.0 million of state NOLs with various expiration dates through fiscal 2018.

11. Lease Commitments

We lease manufacturing facilities, warehouses and office space under operating leases, and we lease vehicles and equipment under operating and capitalized leases. Lease expense during each of the last three fiscal years was approximately $8.2 million (2004), $3.7 million (Successor 2003), $2.0 million (Predecessor 2003) and $5.4 million (2002).

At October 3, 2004, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

($ in thousands)	Capitalized Leases	Operating Leases
Fiscal year
2005	$235	$9,811
2006	233	9,730
2007	199	9,033
2008	131	7,511
2009	93	5,758
Years subsequent to 2009	—	19,311

Total minimum lease payments	891	$61,154

Less imputed interest	(81)
Present value of minimum capitalized lease payments	810

Current portion	219

Long-term capitalized lease obligations	$591

12. Pensions and Other Postretirement Benefits

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We base the discount rate assumption for our defined benefit pension plan on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating the discount rates for the defined benefit pension plan and the other postretirement benefit plans, we look to the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as a guide. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

We have a defined benefit pension plan sponsored by NAMPAC that covers certain of its hourly and salaried employees. The plan was frozen effective October 31, 2004 for salaried participants; the plan was frozen to hourly participants in 1998. Benefits are based on the participant’s compensation and period of employment as of the date the applicable portion of the plan was frozen.

We offer postretirement medical coverage to certain union employees at our Cincinnati, Ohio manufacturing facility in accordance with certain of our collective bargaining agreements. We closed the plan to new participants to fiscal 1998.

The measurement date used to determine the pension benefits is September 30, 2004 and the measurement date used to determine other postretirement benefits is October 3, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table reflects the change in benefit obligation and plan assets and the components of net periodic benefits cost associated with these benefits:

	Defined Benefit Pension Plan	Other Postretirement Benefits
($ in thousands)	2004 (1)	2004	2003 (Successor)	2003 (Predecessor)	2002
Service cost	204	5	—	—	2
Interest cost	158	399	127	229	302
Expected return on plan assets	(159)	—	—	—
Recognized net actuarial (gain) loss	—	59	1	2	(24)

Net periodic benefit cost	203	463	128	231	280

Weighted average assumptions
Discount rate	6.10%	6.00%	6.00%	6.75%	7.50%

Expected return on plan assets	8.75%	n/a	n/a	n/a	n/a

	Defined Benefit Pension Plan	Other Postretirement Benefits
($ in thousands)	2004 (1)	2004	2003
Change in benefit obligation:
Beginning of the period	10,457	6,882	5,897
Service cost	204	5	—
Interest cost	158	399	356
Actuarial loss (gain)	725	(150)	1,146
Benefits paid	(878)	(532)	(517)

Benefit obligation at end of the period	10,666	6,604	6,882

Change in plan assets
Beginning of the period	7,353	—	—
Actual return on plan assets	(73)	—	—
Company contributions	—	532	517
Benefits paid	(878)	(532)	(517)

Fair value of plan assets at the end of the period	6,402	—	—

Net amount recognized
Funded status of the plan	(4,264)	(6,604)	(6,882)
Unrecognized net actuarial loss (gain)	958	1,692	1,900

Net benefit liability recognized	(3,306)	(4,912)	(4,982)

Accrued benefit liability	(4,264)	(4,912)	(4,982)
Accumulated other comprehensive loss	958	—	—

Net benefit liability recognized	(3,306)	(4,912)	(4,982)

Additional minimum liability	(958)	—	—

Total recognized	(4,264)	(4,912)	(4,982)

Weighted average assumptions
Discount rate	5.75%	6.00%	6.00%

Expected return on plan assets	8.75%	n/a	n/a

(1)	Net periodic benefit cost, the change in benefits obligation and change in plan assets is for the period from July 7, 2004— the date of the NAMPAC Acquisition—to September 30, 2004. No information is presented for the period preceding July 7, 2004, as we did not sponsor any defined benefit pension plans prior to the NAMPAC Acquisition.

As of October 3, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize as additional minimum pension liability in accordance with SFAS 87, which requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation (“ABO”) exceeds the fair value of plan assets. The ABO was approximately $10.7 million on September 30, 2004. The additional minimum pension liability totaling approximately $1.0 million has been recorded as a $0.6 million charge, net of tax benefit of $0.4 million, to accumulated other comprehensive loss on our consolidated balance sheet as of October 3, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

As a percentage of total plan assets as of September 30, 2004, plan assets consisted of the following:

Plan Assets October 3, 2004
Asset Category:
Equity mutual funds	61%
Fixed income mutual funds	39%
Total	100%

NAMPAC employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Estimated future benefit payments under the defined benefit pension plan and other postretirement benefits by fiscal year are as follows:

($ in thousands)	Pension Benefits	Other Benefits
Fiscal Year Ending:
2005	$173	$478
2006	193	478
2007	192	502
2008	196	494
2009	225	494
2010 - 2014	1,251	2,332

We expect to contribute approximately $0.5 million to each of the pension plan and the postretirement benefit plans in fiscal 2005.

For measurement purposes, annual rates of increase of 11.5% in the post-65 per capita costs of covered health care benefits were assumed for each of fiscal 2004 and 2003, and a 10.5% and 10.75% annual rate of increase in the pre-65 per capita costs of covered health care benefits were assumed for 2004 and 2003, respectively. As of October 3, 2004, post-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% to 5.5% and remain at that level thereafter. Pre-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% per year to 5.5% and remain at that level thereafter.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a Medicare prescription drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We determined that the effects of the Act were not a “significant event” pursuant to SFAS 106 and, therefore, have not incorporated the effects of the Act in our October 3, 2004 measurement of plan obligations. We will incorporate the effects of the subsidy, as applicable, when we remeasure plan obligations as of the next measurement date, which occurs at the end of fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

($ in thousands)	2004
1% increase in assumed health care cost trends
Effect on total service and interest cost components	$39

Effect on postretirement benefit obligation	633

1% decrease in assumed health care cost trends
Effect on total service and interest cost components	$(34)

Effect on postretirement benefit obligation	(545)

We determine our actuarial assumptions on an annual basis. Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit plan, these include historical rates of return of broad equity and bond indices and projected long-term interest rates of return.

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of our plans provides for a deferred profit sharing component, which is funded at the discretion of our Board. Our net contributions to these plans for each of the last three fiscal years were approximately $1.9 million (2004), $0.8 million (Successor 2003), $0.8 million (Predecessor 2003) and $1.5 million (2002).

We contribute to certain union sponsored defined contribution plans that provide benefits to certain of our union employees under collective bargaining agreements. Our contributions to these plans for each of the last three fiscal years were approximately $1.4 million (2004), $0.8 million (Successor 2003), $0.4 million (Predecessor 2003) and $1.0 million (2002).

We provide for retirement benefits to certain current and former executives of the Company or its predecessors through supplemental executive retirement plans (“SERPs”). We recorded expenses for each of the last three fiscal years of approximately $0.4 million (2004), $0.6 million (Successor 2003), $0.4 million (Predecessor 2003) and $1.1 million (2002) related to these plans. We paid SERP benefits in each of the last three fiscal years of approximately $0.2 million (2004), $0.2 million (Successor 2003) and $0.1 million (2002). At October 3, 2004 and September 28, 2003, we had accrued SERP liabilities of $5.7 million and $5.5 million, respectively. The current and the non-current portions of the SERP liability are recorded in other current liabilities and other long-term liabilities, respectively, in the balance sheet. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

($ in thousands)	SERP Benefits
Fiscal Year Ending:
2005	$347
2006	449
2007	703
2008	703
2009	703
2010 - 2014	3,500

13. Related Party Transactions

Kelso Arrangements

In connection with the closing of the merger, we paid Kelso a one-time fee of approximately $5.0 million. In addition, we entered into an agreement that requires us to pay Kelso annual financial advisory fees not to exceed $0.5 million, reimburse Kelso for their expenses incurred in connection with any services to be provided to us by Kelso on a going-forward basis, and indemnify Kelso with respect to the transactions and any services to be provided to us by Kelso.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

14. Restructuring and Impairment Charge and Exit Liability

Fiscal 2003

Exit Liability

At February 7, 2003, our senior management committed to a plan to exit a manufacturing facility. In conjunction with this decision, we established an exit liability of $1.1 million for closing the facility. This reserve includes severance and benefit costs of approximately $0.5 million and estimated facility closure costs of approximately $0.6 million.

Restructuring and Impairment

In the fourth quarter of fiscal 2003, we were notified by one of our large customers that it was converting its steel packaging requirements to an alternative packaging that we did not manufacture. The customer completed its conversion in the second quarter of fiscal 2004.

As a result of this conversion, we closed our Picayune, Mississippi manufacturing facility, whereby we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other of our manufacturing facilities. Upon notice from the customer and in anticipation of the closure, we recorded a restructuring charge of approximately $0.3 million in the fourth quarter of fiscal 2003 (primarily related to severance and benefits) and recorded an aggregated restructuring charge of approximately $0.3 million in fiscal 2004. The total restructuring charge consisted of severance and benefits, equipment disposition and other related costs associated with closure of the Picayune facility. We terminated approximately 80 employees related to this closing.

In addition to this restructuring charge, we shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging supplied to the customer discussed above. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003 and approximately $5.8 million in additional depreciation in fiscal 2004.

Restructuring Adjustments

During the second quarter of fiscal 2003 (Predecessor 2003), we recognized a reduction in restructuring expense of approximately $0.5 million primarily to reflect revised expectations of future lease payments for closed facilities.

Fiscal 2002 Restructuring and Impairment

In June 2002, we recorded an additional restructuring charge of $1.2 million related to on-going lease commitments at our closed Elizabeth, New Jersey manufacturing facility. The charge represented a change in estimated net future lease payments included in the original $21.5 million restructuring charge recorded in the third quarter of fiscal 2001. In June 2001, we anticipated subleasing the Elizabeth facility within 12 months; however, due to the weakened general economy and real estate market, we revised our estimate of facility closure costs to allow additional time to locate a sub-lessee for this facility. We sublet approximately 55,000 square feet of the Elizabeth facility in April 2003.

The Elizabeth facility leases expired in September 2004, and we have vacated the properties. No future restructuring charges are anticipated.

Fiscal 2001 Restructuring and Impairment

In June 2001, the Company recorded a $21.5 million restructuring and impairment charge related primarily to a manufacturing and cost structure rightsizing plan. Approximately $5.3 million of the total charge was for restructuring, of which approximately $3.8 million was still accrued at the end of fiscal 2001. The majority of the remaining accrual related to facility closure costs consisting primarily of future lease obligations at our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. All employee terminations were completed in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table sets forth changes in the restructuring and exit liabilities, which are included in other current liabilities. The nature of the liabilities has not changed from that previously reported. These liabilities are associated with our Metal Packaging segment.

($ in millions)	Severance Costs	Facility Closure Costs	Other	Total
Restructuring liability:
Balance, September 30, 2001 (Predecessor)	$0.2	$3.4	$0.2	$3.8

New charges	—	1.2	—	1.2
Expenditures	(0.2)	(1.8)	(0.2)	(2.2)

Balance, September 29, 2002 (Predecessor)	—	2.8	—	2.8

Adjustment	—	(0.5)	—	(0.5)
Expenditures	—	(0.4)	—	(0.4)

Balance, February 6, 2003 (Predecessor)	—	1.9	—	1.9

New charges	—	0.3	—	0.3
Expenditures	—	(0.7)	—	(0.7)

Balance, September 28, 2003 (Successor)	—	1.5	—	1.5
Expenditures	—	(1.4)	—	(1.4)

Balance, October 3, 2004 (Successor)	$—	$0.1	$—	$0.1

Exit liability:
Balance, February 7, 2003 (1) (Successor)	$0.5	$0.6	$—	$1.1
Expenditures	(0.3)	(0.1)	—	(0.4)

Balance, September 28, 2003 (Successor)	$0.2	$0.5	$—	$0.7
Expenditures	—	(0.5)	—	(0.5)

Balance, October 3, 2004 (Successor)	$0.2	—	—	0.2

(1)	The liability was established as part of the Transaction purchase accounting.

15. Contingencies

Environmental

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our operating results or financial condition, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our operating results or financial condition.

We believe future expenditures will be necessary in order to comply with the recently enacted federal Maximum Achievable Control Technology (“MACT”) regulations that become effective in November 2006 related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds.

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. The basis for the our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information or the extent to which, if necessary, we are covered by the indemnification agreement of the prior owner of the facility.

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to offsite waste disposal sites utilized by its current or former facilities or its predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our operating results or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Reserves for environmental liabilities are recorded when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.2 million and $0.6 million for environmental investigation and remediation obligations as of October 3, 2004 and September 28, 2003, respectively; however, we cannot guarantee that future expenditures will not exceed the amount reserved.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition or results of operations. At October 3, 2004 and September 28, 2003, we had accrued approximately $0.7 million and $0.5 million, respectively, related to pending litigation matters.

Letters of Credit

At October 3, 2004, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.5 million in favor of our workers’ compensation insurers and purchasing card vendor.

Collective Bargaining Agreements

At October 3, 2004, approximately 27% of our hourly employees were subject to union collective bargaining agreements. One of our collective bargaining agreements, representing approximately 11% of our union employees, will become amendable in fiscal 2005.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

16. Business Segments

Our operations are organized and reviewed by management along our products lines in two reportable segments —Metal Packaging and Plastics Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes the metal packaging products and material center services that we have historically offered. Primarily products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging Division.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and those resulting from the SST Acquisition in fiscal 2003. Principle products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment asset disclosures include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments are the same as those described in Note 1. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on EBITDA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following sets forth certain financial information attributable to our business segments for fiscal 2004 and Successor 2003.

	Successor
($ in thousands)	Fiscal Year 2004	For the Period from February 7 to September 28 2003
Net sales
Metal packaging	$518,658	$361,603
Plastics packaging	92,930	2,781

Consolidated net sales	611,588	364,384

Income (loss) before income taxes
Metal packaging	$66,119	$50,326
Plastics packaging	8,299	254

Segment EBITDA	74,418	50,580

Corporate undistributed expenses	(6,082)	(4,369)
Depreciation and amortization (see below)	(31,724)	(16,835)
Acquisition related expenses (1) (2)	(347)	(2,298)
Restructuring and impairment (charge) adjustment	(352)	(260)
Interest, net	(26,889)	(16,935)
Other, net	317	(556)

Consolidated income (loss) before income taxes	$9,341	$9,327

Total assets
Metal packaging	$318,942	$333,406
Plastics packaging	284,740	24,880

Segment assets	603,682	358,286
Corporate	137,722	85,039

Consolidated total assets	$741,404	$443,325

Capital expenditures
Metal packaging	$15,870	$7,457
Plastics packaging	2,839	—

Segment capital expenditures	18,709	7,457
Corporate	357	1,422

Consolidated capital expenditures	$19,066	$8,879

Depreciation and amortization
Metal packaging	$25,178	$10,387
Plastics packaging	4,674	135

Segment depreciation and amortization	29,852	10,522
Corporate	1,872	1,324

Consolidated depreciation and amortization	$31,724	$11,846

(1)	In fiscal 2004, represents the amortization of manufacturer’s profit in beginning inventory related to the NAMPAC Acquisition.
(2)	In Successor 2003, represents the amortization of manufacturer’s profit in beginning inventory related to the Transaction ($2.2 million) and to the SST Acquisition ($0.1 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

We sell our products and services primarily in North America. In fiscal 2004, 2003 and 2002, sales to customers located outside the United States were less than five percent of our total net sales.

The following sets forth business segment net sales by products and services for fiscal 2004, Successor 2003, Predecessor 2003 and fiscal 2002.

	Successor		Predecessor
($ in thousands)	Fiscal Year 2004	For the Period from February 7 to September 28 2003	For the Period from September 30, 2002 to February 6 2003	Year Ended September 29 2002
Metal packaging
General line containers	$472,707	$273,029	$140,988	$390,923
Coffee containers	14,122	46,605	24,066	63,312
Material center services	31,829	41,969	21,672	73,366

Total metal packaging segment net sales	518,658	361,603	186,726	527,601

Plastics packaging
Open-head containers	$66,967	$906	$—	$—
Tight-head containers	11,398	—	—	—
Other containers	14,565	1,875	—

Total plastics packaging segment net sales	92,930	2,781	—

Consolidated net sales	$611,588	$364,384	$186,726	$527,601

Customers

We sell our containers to a large number of customers in various industry sectors. To reduce credit risk, we set credit limits and perform ongoing credit evaluations. Although our exposure to credit risk associated with nonpayment is affected by the industry conditions of our customers, our outstanding accounts receivable are substantially current and are materially within our established terms and limits.

Sales to our ten largest customers were approximately 42%, 49% and 45% of our sales in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, sales to the ten largest customers by segment represented approximately 47% and 29% of metal packaging and plastics packaging segment sales, respectively. In fiscal 2004, we had sales to one customer in each of our segments that were approximately 16% of each segment’s total sales. In fiscal 2003, two metal packaging segment customers each had sales of approximately 11% of segment sales. There were no sales to individual metal packaging segment customers that exceeded 10% of segment sales in fiscal 2002, and there were no sales to individual plastics packaging segment customers that exceeded 10% in fiscal 2003. We did not have any plastic packaging sales in fiscal 2002.

17. Supplemental Guarantor Subsidiaries Information

Our 10% Senior Subordinated Notes due 2010 and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Notes and Term Loan, for fiscal 2004. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

Prior to the refinancing of our revolving credit facility and the acquisition of NAMPAC, each of which occurred effective July 7, 2004, BWAY and each of its subsidiaries were borrowers under the revolving credit facility then in effect. BWAY Manufacturing was a guarantor of the Notes prior to its merger with and into BWAY during fiscal 2004. Prior to the merger of BWAY and BWAY Manufacturing, BWAY was a holding company with no independent operations.

Effective with the refinancing of the revolving credit facility and the Term Loan borrowing, BWAY is the sole borrower under the credit agreement and each of its subsidiaries, including NAMPAC, are guarantors. In addition, all of BWAY’s direct and indirect subsidiaries, including NAMPAC, have guaranteed the Notes.

Based on the above events, we have not presented condensed, consolidating financial information for the periods preceding fiscal 2004 as we believe such consolidating information is not required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$22,800	$4,525	$—	$27,325
Accounts receivable, net	52,618	28,421	—	81,039
Inventories, net	43,544	15,731	—	59,275
Current income taxes receivable	3,024	(1,076)	—	1,948
Deferred tax assets	7,717	1,122	—	8,839
Other	2,921	1,323	—	4,244

Total current assets	132,624	50,046	—	182,670

Property, plant and equipment, net	106,625	48,770	—	155,395

Other assets
Goodwill	120,259	100,038	—	220,297
Other intangibles, net	64,899	103,714	—	168,613
Deferred financing fees, net	12,726	—	—	12,726
Other	1,140	563	—	1,703
Investment in subsidiaries	213,037	—	(213,037)	—

Total other assets	412,061	204,315	(213,037)	403,339

Total Assets	$651,310	$303,131	$(213,037)	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$36,713	$29,588	$—	$66,301
Accrued salaries and wages	6,544	2,060	—	8,604
Accrued interest	10,625	—	—	10,625
Accrued rebates	6,974	390	—	7,364
Current portion of long-term debt	19,700	—	—	19,700
Other	15,072	2,622	—	17,694

Total current liabilities	95,628	34,660	—	130,288

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(2,347)	2,347	—	—
Other	13,906	4,373	—	18,279

Total other long-term liabilities	45,377	55,434	—	100,811

Stockholder’s equity

Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,572	(220)	220	11,572
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	115,005	213,037	(213,037)	115,005

Total Liabilities and Stockholder’s Equity	$651,310	$303,131	$(213,037)	$741,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the year ended October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$548,873	$62,715	—	$611,588

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	474,401	$55,377	(714)	529,064
Depreciation and amortization	28,070	3,654	—	31,724
Selling and administrative expenses	13,231	809	—	14,040
Merger-related transaction costs	—	—	—	—
Restructuring and impairment charge	352	—	—	352
Interest expense, net	26,889	—	—	26,889
Financial advisory fees	495	—	—	495
Other, net	(118)	(913)	714	(317)

Total costs, expenses and other	543,320	58,927	—	602,247

Income before income taxes	5,553	3,788	—	9,341
Provision for income taxes	2,443	1,191	—	3,634
Equity in income of subsidiaries	2,597	—	(2,597)	—

Net income	$5,707	$2,597	$(2,597)	$5,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$49,853	$(4,755)	$45,098

Cash Flows from Investing Activities
Capital expenditures	(16,932)	(2,134)	(19,066)
Business acquisitions, net of cash acquired	(202,307)	—	(202,307)
Other	516	—	516

Net cash used in investing activities	(218,723)	(2,134)	(220,857)

Cash Flows from Financing Activities
Net borrowings under revolving credit facility	(17,170)	—	(17,170)
Proceeds from term loan	225,000	—	225,000
Repayments of term loan	(10,000)	—	(10,000)
Capital contribution from BCO Holding	30,000	—	30,000
(Decrease) increase in unpresented bank drafts in excess of cash available for offset	(18,072)	—	(18,072)
Principal repayments under capital leases	(117)	—	(117)
Financing costs incurred	(6,805)	—	(6,805)

Net cash provided by financing activities	202,836	—	202,836

Net increase (decrease ) in cash and cash equivalents	33,966	(6,889)	27,077
Cash and cash equivalents, beginning of period	248	—	248

Cash and cash equivalents, end of period	$34,214	$(6,889)	$27,325

18. Subsequent Events

Restructuring

On October 4, 2004, our Board approved a plan to close certain plastics manufacturing facilities that became redundant as a result of the NAMPAC Acquisition. We have ceased operations at one of the facilities, and we expect the remaining facility closures to occur in our first and second quarters of fiscal 2005. Approximately 83 hourly and approximately 18 salaried employees will be affected by the facility closures. The consolidation of existing business into our NAMPAC facilities will result in lower overall manufacturing costs.

We expect to incur restructuring charges of approximately $0.4 million related to severance benefits and $3.5 million related to facility shutdown and holding costs, which include approximately $1.8 million related to long-term lease obligations, net of estimated sublease proceeds, on the closed facilities.

We expect to record additional depreciation expense in the first half of fiscal 2005 of approximately $2.6 million related to the shortened expected useful lives of certain assets, primarily leasehold improvements and infrastructure located at the facilities to be closed. We estimate that approximately $2.7 million in manufacturing assets will be reclassified from property, plant and equipment to assets held for sale and approximately $3.1 million will be relocated to various NAMPAC facilities. We expect to expend approximately $2.6 million in capital in fiscal 2005 related to the relocated assets.

The total estimated cost of the plan is approximately $9.1 million. We estimate approximately $3.9 million of that amount will consist of non-capital cash expenditures, approximately $2.6 million of capital cash expenditures and approximately $2.6 million of non-cash charges. Of the $6.5 million in cash expenditures, we expect to expend approximately $4.4 million in fiscal 2005 and approximately $2.1 million over the period of fiscal 2006 through fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Asset Sale

In December 2004, we sold the land and buildings associated with our closed Southwest manufacturing facility in Dallas for approximately $0.7 million. The net proceeds of approximately $0.6 million were applied to the Term Loan as required by the credit agreement. At October 3, 2004, these assets were recorded as other current assets on the balance sheet.

19. Quarterly Results of Operations

(Unaudited)

($ in thousands)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Totals (1,2)
Fiscal Year 2004
Net sales	$131,038	$140,763	$142,345	$197,442	$611,588

Gross profit (excluding depreciation and amortization)	18,221	18,952	21,276	24,075	82,524

Net (loss) income	(517)	253	3,190	2,781	5,707

Fiscal Year 2003
Net sales	$128,894	$136,721	$145,925	$139,570	$551,110

Gross profit (excluding depreciation and amortization)	16,940	14,134	23,494	18,712	73,280

Net income (loss)	2,699	(11,733)	5,169	663	(3,202)

(1)	Second Quarter and Annual Totals for fiscal 2003 are comprised of the following:

	For the periods from			For the periods from
	December 30, 2002 to February 6, 2003 (Predecessor)	February 7, 2003 to March 30, 2003 (Successor)	Total Second Quarter	September 30, 2002 to February 6, 2003 (Predecessor)	February 7, 2003 to September 28, 2003 (Successor)	Total
Fiscal Year 2003
Net sales	$57,832	$78,889	$136,721	$186,726	$364,384	$551,110

Gross profit (excluding depreciation and amortization)	3,403	10,731	14,134	20,343	52,937	73,280

Net (loss) income	(11,766)	33	(11,733)	(9,067)	5,865	(3,202)

(2)	The NAMPAC Acquisition was completed on July 7, 2004 and the results of operations related to this acquisition are included in the fourth quarter and full year fiscal 2004 results from the date of acquisition. See Note 3.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II	Condensed Valuation and Qualifying Accounts of BWAY Corporation and Subsidiaries	S-2

S-1

SCHEDULE II—CONDENSED VALUATION AND QUALIFYING ACCOUNTS

BWAY CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Description	Balance, Beginning of Period		Additions Charged to Costs and Expenses	Purchase Accounting Opening Balances Related to Acquisition (1)	Deductions (2)	Balance, End of Period
Allowance for Doubtful Accounts:
Year ended September 29, 2002	$750		$1,125	$—	$106	$1,769
For the period ended February 6, 2003	1,769		183	—	797	1,155
For the period ended September 28, 2003	1,155		(76)	—	118	961
Year ended October 3, 2004	961		265	515	87	1,654

Allowance for Notes Receivable (3):
Year ended September 29, 2002	$1,400		$669	$—	$—	$2,069
For the period ended February 6, 2003	2,069		—	—	569	1,500
For the period ended September 28, 2003	—	(4)	—	—	—	—
Year ended October 3, 2004	—		—	—	—	—

(1)	Represents the opening balance established as part of purchase accounting associated with the NAMPAC Acquisition .
(2)	Deductions represent the net write-off of uncollectible items.
(3)	Allowance for notes receivable is included in other assets.
(4)	The underlyng notes receivable were revalued at their estimated net realizable value as of the date of the Transaction, February 7, 2003. Accordingly, the allowance for notes receivable was valued at $0.

S-2