Form 10-Q
period 2005-01-02
BWAY CORP
filed 2005-02-16
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

January 2, 2005

001-12415

(Commission File Number)

BWAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE

(State of incorporation)

36-3624491

(IRS Employer Identification No.)

8607 Roberts Drive, Suite 250

Atlanta, Georgia

(Address of principal executive offices)

30350-2237

(Zip Code)

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

As of February 14, 2005, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended January 2, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($ in thousands)	January 2, 2005	October 3, 2004
Assets
Current assets
Cash and cash equivalents	$6,899	$27,325
Accounts receivable, net of allowance for doubtful accounts of $1,501 and $1,654	74,703	81,039
Inventories, net	75,492	59,275
Current income taxes receivable	3,129	1,948
Deferred tax assets	8,839	8,839
Other	3,756	4,244

Total current assets	172,818	182,670

Property, plant and equipment, net	151,852	155,395

Other assets
Goodwill	220,297	220,297
Other intangibles, net	165,648	168,613
Deferred financing costs, net of accumulated amortization of $2,496 and $1,965	12,195	12,726
Other	1,620	1,703

Total other assets	399,760	403,339

Total Assets	$724,430	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$75,863	$66,301
Accrued salaries and wages	7,329	8,604
Accrued interest	5,589	10,625
Accrued rebates	9,197	7,364
Current portion of long-term debt	—	19,700
Other	16,637	17,694

Total current liabilities	114,615	130,288

Long-term debt	395,300	395,300

Other long-term liabilities
Deferred tax liabilities	82,532	82,532
Other	18,867	18,279

Total other long-term liabilities	101,399	100,811

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000; none issued	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	104,022	104,022
Retained earnings	9,683	11,572
Accumulated other comprehensive loss	(589)	(589)

Total stockholder’s equity	113,116	115,005

Total Liabilities and Stockholder’s Equity	$724,430	$741,404

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
($ in thousands)	January 2, 2005	January 4, 2004
Net sales	$174,707	$131,038

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	155,938	112,817
Depreciation and amortization	10,100	9,253
Selling and administrative expenses	4,072	3,385
Restructuring charge	351	62
Interest expense, net	7,705	6,472
Financial advisory fees	124	124
Other, net	(567)	(39)

Total costs, expenses and other	177,723	132,074

Loss before income taxes	(3,016)	(1,036)

Income tax benefit	(1,127)	(519)

Net loss	$(1,889)	$(517)

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
($ in thousands)	January 2, 2005	January 4, 2004
Cash flows from operating activities:
Net loss	$(1,889)	$(517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,135	7,634
Amortization of other intangibles	2,965	1,619
Amortization of deferred financing costs	531	495
Provision for doubtful accounts	(153)	(62)
Restructuring charge	351	62
Gain on disposition of property, plant and equipment	(469)	(84)
Stock-based compensation	314	121
Changes in assets and liabilities:
Accounts receivable	6,489	6,137
Inventories	(16,217)	(8,574)
Other assets	167	(681)
Accounts payable	10,387	(2,595)
Accrued and other liabilities	(5,976)	(7,981)
Income taxes, net	(1,181)	(1,149)

Net cash provided by (used in) operating activities	2,454	(5,575)

Cash flows from investing activities:
Capital expenditures	(4,447)	(6,890)
Proceeds from disposition of property, plant and equipment	244	78
Proceeds from disposition of assets held for sale	653	—

Net cash used in investing activities	(3,550)	(6,812)

Cash flows from financing activities:
Net borrowings under revolving credit facility	—	21,720
Repayments of term loan	(19,700)	—
Increase (decrease) in unpresented bank drafts in excess of cash available for offset	435	(9,181)
Principal payments under capital leases	(65)	(22)
Financing costs incurred	—	(303)

Net cash (used in) provided by financing activities	(19,330)	12,214

Net decrease in cash and equivalents	(20,426)	(173)
Cash and equivalents, beginning of period	27,325	248

Cash and equivalents, end of period	$6,899	$75

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$12,249	$10,768

Income taxes	$54	$630

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$237	$1,040

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

BWAY Corporation (“BWAY”), including its principal subsidiary, North America Packaging Corporation (“NAMPAC”), and each of their lesser subsidiaries (collectively the “Company”, “we”, “our” or “us”), is a leading North American manufacturer of metal and rigid plastic containers for paint and certain other consumer and industrial products. We operate the company as two divisions. Our BWAY Packaging Division focuses on metal containers and sells and markets its products under the BWAY Corporation name and our NAMPAC Division focuses on plastic containers and sells and markets its products under the NAMPAC name. Our product offerings include a wide variety of steel containers such as paint, aerosol and specialty cans that are used by our customers to package a diverse range of end-use products which, in addition to paint, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. Our plastic containers include injection molded plastic pails and blow-molded tight head containers and drums. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets.

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P., a private equity firm, as a result of a transaction whereby all outstanding shares of the BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 (the “Transaction”) by affiliates of Kelso and certain members of management. Effective with the Transaction, BWAY became a privately held company.

On July 7, 2004, we acquired all of the stock of NAMPAC from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $213.8 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.0 million in transaction costs associated with the acquisition.

We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 was a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004. Our NAMPAC subsidiary reports its operations on a calendar month basis and its financial position and results of operations are consolidated in the accompanying financial statements as of and for the three months ended December 31, 2004. The balance sheet dated October 3, 2004 includes NAMPAC as of September 30, 2004. There were no material transactions between September 30, 2004 and October 3, 2004 or between December 31, 2004 and January 2, 2005 related to NAMAPC that required adjustment in the consolidated financial statements.

We have prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of January 2, 2005 and October 3, 2004 and for the three months ended January 2, 2005 and January 4, 2004 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three months ended January 2, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 3, 2004 (the “Annual Report”).

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). Accordingly, we are not required to record compensation expense when the exercise price of stock options granted to employees or directors is equal to or greater than the fair market value of the stock when the option is granted. If compensation expense for our stock-based compensation plan had been determined based on the calculated fair value of the option awards determined at the applicable grant dates, our net loss would be as follows:

	Three Months Ended
($ in thousands)	January 2, 2005	January 4, 2004
Net loss, as reported	$(1,889)	$(517)
Stock-based compensation included in net loss, net of tax (1)	193	74
Pro forma stock-based compensation under SFAS 123, net of tax	(667)	(570)

Pro forma net loss	$(2,363)	$(1,013)

(1)	The $193 thousand and $74 thousand of stock-based compensation, net of tax, recorded in the first quarter of fiscal 2005 and 2004, respectively, relates to stock options issued pursuant to the BCO Holding Stock Incentive Plan.

2.	INVENTORIES

Inventories consist of the following:

($ in thousands)	January 2, 2005	October 3, 2004
Inventories at FIFO cost:
Raw materials	$23,666	$15,405
Work-in-process	34,785	27,081
Finished goods	25,091	21,324

	83,542	63,810
LIFO reserve	(8,050)	(4,535)

Inventories, net	$75,492	$59,275

During the first quarter of fiscal 2005, the LIFO reserve increased $3.5 million as a result of rising steel and plastic resin costs. Approximately $2.2 million of the increase was recorded to cost of products sold during the quarter and the difference of approximately $1.3 million was recorded against the reserve for standard cost changes to eliminate the impact of our standard cost revaluation at the beginning of the fiscal year.

3.	GOODWILL AND OTHER INTANGIBLES

We amortize finite-lived, identifiable intangible assets over their remaining useful lives, which range from 3 to 18 years. These finite-lived intangibles are amortized in proportion to the underlying cash flows that were used in determining their initial valuation. We periodically review the underlying cash flow assumptions to determine if they remain reasonable. The portion of these intangibles associated with the carryover basis from Predecessor (as defined in the Annual Report) continues to be amortized on a straight-line basis.

The following table sets forth the identifiable intangible assets by major asset class:

	January 2, 2005			October 3, 2004
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(14,307)	$143,753	$158,060	$(11,768)	$146,292
Tradenames (2)	22,833	(1,915)	20,918	22,833	(1,504)	21,329
Non-compete agreements (3)	401	(37)	364	401	(22)	379

Total amortized intangible assets	$181,294	$(16,259)	$165,035	$181,294	$(13,294)	$168,000

Unamortized intangible assets

Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$181,907	$(16,259)	$165,648	$181,907	$(13,294)	$168,613

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

Expected amortization expense by fiscal year is as follows:

($ in thousands)
Fiscal Year Ending:	Amount
2005	$11,862
2006	13,003
2007	13,405
2008	12,900
2009	12,510
Thereafter	104,320

$168,000

In the first quarter of fiscal 2005, we recorded $3.0 million of the $11.9 million of amortization expense expected for fiscal year 2005. In the first quarter of fiscal 2004, we recorded amortization expense of $1.6 million.

There were no changes in the gross carrying amount of goodwill and other intangible assets during the first quarter of fiscal 2005.

4.	LONG-TERM DEBT

Long-term debt consists of the following ($ in thousands):

($ in thousands)	January 2, 2005	October 3, 2004
10% senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: Term loan	195,300	215,000

Long-term debt	395,300	415,000
Less: Current portion	—	19,700

Long-term debt	$395,300	$395,300

10% Senior Subordinated Notes Due 2010

On November 27, 2002, BWAY Finance completed a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010, which we assumed on February 7, 2003 in connection with the Transactions. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Notes”). The Notes mature on October 15, 2010.

The Notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations (as defined in the indenture) of the Company. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

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

Upon the occurrence of a Change in Control (as defined in the indenture) the holders of these notes could require us to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The indenture governing these notes contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At January 2, 2005, we were in compliance will all applicable covenants contained in the indenture.

Under the terms of the indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Notes. The indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Notes.

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the remaining term of the notes. At October 3, 2004 and September 28, 2003, approximately $6.3 million and $7.0 million, respectively, of the deferred costs were unamortized.

Credit Facility

Our current credit facility consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010 under certain conditions) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

We made voluntary prepayments on the Term Loan of $19.1 million in December 2004. We also made a required prepayment of $0.6 million on the Term Loan in December 2004, which represented the net proceeds from the sale of assets related to our closed Southwest manufacturing facility. As a result of these prepayments, our next scheduled quarterly repayment of approximately $0.1 million becomes due in June 2008. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

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

At January 2, 2005, we were in compliance will all applicable credit agreement covenants related to the Credit Facility.

BCO Holding and each of our subsidiaries, including NAMPAC and its subsidiaries, have guaranteed our obligations under the Credit Facility, which is secured by substantially all of our assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

At January 2, 2005, we had $6.5 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $23.5 million. At January 2, 2005, we did not have any outstanding Revolver borrowings. The borrowing rate on the Term Loan borrowings as of January 2, 2005 was approximately 4.5%.

Scheduled maturities of long-term debt as of January 2, 2005 are as follows:

($ in thousands)
Fiscal Year Ending:	Amount
2005	$—
2006	—
2007	—
2008	94
2009	992
Thereafter	394,214

$395,300

5.	EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities as of January 2, 2005 and as of October 3, 2004.

($ in thousands)	January 2, 2005	October 3, 2004
Defined benefit pension liability	$4,332	$4,264
Retiree medical and other postretirement benefits	5,007	4,912
Deferred compensation	5,770	5,658

	$15,109	$14,834

The following table summarizes the components of net periodic benefit cost. Net periodic pension costs relate to a defined benefit plan that we acquired in July 2004. Accordingly, there was no net periodic pension cost for the three months ended January 4, 2004. The defined benefit plan was frozen effective October 31, 2004.

	Defined Benefit Pension Plan	Other Postretirement Benefits
	Three Months Ended
($ in millions)	January 2, 2005	January 2, 2005	January 4, 2004
Service cost	$71	$1	$1
Interest cost	147	83	69
Expected return on plan assets	(150)	—	—
Recognized net actuarial loss	—	11	10

Net periodic benefit costs	$68	$95	$80

6.	RESTRUCTURING AND EXIT LIABILITY

The following table sets forth changes in our restructuring and exit liabilities from October 3, 2004 to January 2, 2005. The nature of the liabilities has not changed from that previously reported in the Annual Report. The restructuring and exit liabilities are included in other current liabilities.

($ in millions)	Balance October 3, 2004	Additions	Expenditures	Balance January 2, 2005
Restructuring liability:
Facility closure costs	$0.1	$0.4	$(0.3)	$0.2

Exit liability:
Facility closure costs	$0.2	$—	$(0.1)	$0.1

All of the exit liability relates to our plastics packaging segment. The restructuring liability by segment is as follows.

($ in millions)	Balance October 3, 2004	Additions	Expenditures	Balance January 2, 2005
Restructuring liability:
Metal packaging segment	$0.1	$0.1	$(0.1)	$0.1
Plastics packaging segment	—	0.3	(0.2)	0.1

Total restructuring liability	$0.1	$0.4	$(0.3)	$0.2

Restructuring Charge

During the first quarter of fiscal 2005, we recorded a restructuring charge of $0.4 million primarily related to costs associated with the removal of equipment from a plastics manufacturing facility closed at the end of the fourth quarter of fiscal 2004. In addition, we recorded approximately $1.0 million of additional depreciation associated with the shortened useful lives of equipment at other facilities to be taken out of service in association with the planned closure of certain of our plastics manufacturing facilities, as discussed below.

In October 2004, our Board approved a plan to close certain plastics manufacturing facilities that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of fiscal 2004, and we expect the remaining facility closures to occur by the end of fiscal 2005. Approximately 83 hourly and approximately 18 salaried employees will be affected by the facility closures. The consolidation of existing business into our NAMPAC facilities will result in lower overall manufacturing costs and improved manufacturing capacity.

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

7.	COMMITMENTS AND CONTINGENCIES

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.2 million for environmental investigation and remediation obligations as of January 2, 2005 and October 3, 2004; however, we cannot guarantee that future expenditures will not exceed the amount reserved.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition or results of operations. At January 2, 2005 and October 3, 2004, we had accrued approximately $0.6 million and $0.7 million, respectively, related to pending litigation matters.

Letters of Credit

At January 2, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.5 million in favor of our workers’ compensation insurers and purchasing card vendor.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

8.	BUSINESS SEGMENTS

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

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and, to a lesser extent, those resulting from the acquisition of SST Industries in fiscal 2003 (the “SST Acquisition”). Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment asset disclosures include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments have not changed from those described in the Annual Report. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on EBITDA.

The following sets forth certain financial information attributable to our business segments for three months ended January 2, 2005 and January 4, 2004.

	Three months ended
($ in thousands)	January 2, 2005	January 4, 2004
Net sales
Metal packaging	$110,039	$123,487
Plastics packaging	64,668	7,551

Consolidated net sales	$174,707	$131,038

Loss before income taxes
Metal packaging	$12,530	$15,503
Plastics packaging	3,417	668

Segment earnings	15,947	16,171
Corporate undistributed expenses	1,374	1,459
Depreciation and amortization (see below)	10,100	9,253
Restructuring charge	351	62
Interest expense, net	7,705	6,472
Other, net	(567)	(39)

Consolidated loss before income taxes	$(3,016)	$(1,036)

Depreciation and amortization
Metal packaging	$5,122	$8,224
Plastics packaging	4,469	445

Segment depreciation and amortization	9,591	8,669
Corporate	509	584

Consolidated depreciation and amortization	$10,100	$9,253

The following table sets forth total assets attributable to our business segments as of January 2, 2005 and October 3, 2004.

($ in thousands)	January 2, 2005	October 3, 2004
Total assets
Metal packaging	$328,218	$318,942
Plastics packaging	287,690	284,740

Segment assets	615,908	603,682
Corporate	108,522	137,722

Consolidated total assets	$724,430	$741,404

9.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

Our 10% Senior Subordinated Notes due 2010 and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Notes and Term Loan, as of and for the three months ended January 2, 2005. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

Prior to the refinancing of our revolving credit facility and the acquisition of NAMPAC, each of which occurred in July 2004, BWAY and each of its subsidiaries were borrowers under our revolving credit facility then in effect. Prior to its merger with and into BWAY during fiscal 2004, BWAY Manufacturing, Inc. was a guarantor of the Notes. Prior to the merger of BWAY and BWAY Manufacturing, Inc., BWAY was a holding company with no independent operations.

Effective with the refinancing of the revolving credit facility and the Term Loan borrowing, BWAY is the sole borrower under the Credit Facility and each of its subsidiaries, including NAMPAC, are guarantors. In addition, all of BWAY’s direct and indirect subsidiaries, including NAMPAC, have guaranteed the Notes.

Based on the above events, we have not presented condensed, consolidating financial information for the periods preceding July 2004, as we believe such consolidating information is not required.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

January 2, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$6,341	$558	$—	$6,899
Accounts receivable, net	50,185	24,518	—	74,703
Inventories, net	54,466	21,026	—	75,492
Current income taxes receivable	4,201	(1,072)	—	3,129
Deferred tax assets	7,717	1,122	—	8,839
Other	2,549	1,207	—	3,756

Total current assets	125,459	47,359	—	172,818

Property, plant and equipment, net	102,041	49,811	—	151,852

Other assets
Goodwill	120,259	100,038	—	220,297
Other intangibles, net	63,185	102,463	—	165,648
Deferred financing fees, net	12,195	—	—	12,195
Other	1,059	561	—	1,620
Investment in subsidiaries	213,186	—	(213,186)	—

Total other assets	409,884	203,062	(213,186)	399,760

Total Assets	$637,384	$300,232	$(213,186)	$724,430

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$50,872	$24,991	$—	$75,863
Accrued salaries and wages	5,591	1,738	—	7,329
Accrued interest	5,589	—	—	5,589
Accrued rebates	8,575	622	—	9,197
Other	13,242	3,395	—	16,637

Total current liabilities	83,869	30,746	—	114,615

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(3,088)	3,088	—	—
Other	14,369	4,498	—	18,867

Total other long-term liabilities	45,099	56,300	—	101,399
Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	9,683	(71)	71	9,683
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	113,116	213,186	(213,186)	113,116

Total Liabilities and Stockholder’s Equity	$637,384	$300,232	$(213,186)	$724,430

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$22,800	$4,525	$—	$27,325
Accounts receivable	52,618	28,421	—	81,039
Inventories, net	43,544	15,731	—	59,275
Current income taxes receivable	3,024	(1,076)	—	1,948
Deferred tax assets	7,717	1,122	—	8,839
Other	2,921	1,323	—	4,244

Total current assets	132,624	50,046	—	182,670
Property, plant and equipment, net	106,625	48,770	—	155,395
Other assets
Goodwill	120,259	100,038	—	220,297
Other intangibles, net	64,899	103,714	—	168,613
Deferred financing fees, net	12,726	—	—	12,726
Other	1,140	563	—	1,703
Investment in subsidiaries	213,037	—	(213,037)	—

Total other assets	412,061	204,315	(213,037)	403,339

Total Assets	$651,310	$303,131	$(213,037)	$741,404

Current liabilities
Accounts payable	$36,713	$29,588	$—	$66,301
Accrued salaries and wages	6,544	2,060	—	8,604
Accrued interest	10,625	—	—	10,625
Accrued rebates	6,974	390	—	7,364
Current portion of long-term debt	19,700	—	—	19,700
Other	15,072	2,622	—	17,694

Total current liabilities	95,628	34,660	—	130,288

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(2,347)	2,347	—	—
Other	13,906	4,373	—	18,279

Total other long-term liabilities	45,377	55,434	—	100,811

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,572	(220)	220	11,572
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	115,005	213,037	(213,037)	115,005

Total Liabilities and Stockholder’s Equity	$651,310	$303,131	$(213,037)	$741,404

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the three months ended January 2, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$115,381	$59,326	$—	$174,707

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	101,385	54,731	(178)	155,938
Depreciation and amortization	6,576	3,524	—	10,100
Selling and administrative expenses	2,890	1,182	—	4,072
Restructuring charge	351	—	—	351
Interest expense, net	7,705	—	—	7,705
Financial advisory fees	124	—	—	124
Other, net	(399)	(346)	178	(567)

Total costs, expenses and other	118,632	59,091	—	177,723

(Loss) income before taxes	(3,251)	235	—	(3,016)
Income tax (benefit) provision	(1,213)	86	—	(1,127)
Equity in income of subsidiaries	149	—	(149)	—

Net (loss) income	$(1,889)	$149	$(149)	$(1,889)

BWAY Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows For the three months ended January 2, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,055	$(2,601)	$—	$2,454

Cash Flows from Investing Activities
Capital expenditures	(2,178)	(2,269)	—	(4,447)
Other	897	—	—	897

Net cash used in investing activities	(1,281)	(2,269)	—	(3,550)

Cash Flows from Financing Activities
Repayments of term loan	(19,700)	—	—	(19,700)
Other	(533)	903	—	370

Net cash (used in) provided by financing activities	(20,233)	903	—	(19,330)

Net decrease in cash and cash equivalents	(16,459)	(3,967)	—	(20,426)
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$6,341	$558	$—	$6,899

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

Results of Operations

Our operations are organized and reviewed by management along our products lines in two reportable segments —Metal Packaging and Plastics Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing process are unique for each segment. In addition to the business segments, we report certain items as “corporate,” which relate to corporate services including accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Metal Packaging. Metal Packaging includes our metal packaging products and material center services. Principal products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging Division.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and, to a lesser extent, those resulting from the SST Acquisition in fiscal 2003. Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the three months ended January 2, 2005 and January 4, 2004.

	Three Months Ended		Change		As a % of Net Sales Three Months Ended
($ in thousands)	January 2, 2005	January 4, 2004	$	%	January 2, 2005	January 4, 2004
Net sales	$174,707	$131,038	$43,669	33.3%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	155,938	112,817	43,121	38.2%	89.3%	86.1%

Gross margin	18,769	18,221	548	3.0%	10.7%	13.9%

Depreciation and amortization	10,100	9,253	847	9.2%	5.8%	7.1%
Selling and administrative expenses	4,072	3,385	687	20.3%	2.3%	2.6%
Restructuring charge	351	62	289	466.1%	0.2%	—
Interest expense, net	7,705	6,472	1,233	19.1%	4.4%	4.9%
Financial advisory fees	124	124	—	—	0.1%	0.1%
Other, net	(567)	(39)	(528)	—	(0.3)%	—

Loss before income taxes	(3,016)	(1,036)	(1,980)	191.1%	(1.7)%	(0.8)%
Income tax benefit	(1,127)	(519)	(608)	117.1%	(0.6)%	(0.4)%

Net loss	$(1,889)	$(517)	$(1,372)	265.4%	(1.1)%	(0.4)%

Net Sales

					As a % of the Total
Net Sales by Segment ($ in thousands)	Three Months Ended		Change		Three Months Ended
	January 2, 2005	January 4, 2004	$	%	January 2, 2005	January 4, 2004
Metal packaging	$110,039	$123,487	$(13,448)	(10.9)%	63.0%	94.2%
Plastics packaging	64,668	7,551	57,117	756.4%	37.0%	5.8%

Consolidated net sales	$174,707	$131,038	$43,669	33.3%	100.0%	100.0%

The decrease in metal packaging segment net sales is primarily related to the loss of the Folgers coffee can business in fiscal 2004 and voluntary reductions in material center sales as capacity was redirected to meet internal needs, partially offset by volume gains in other products. The increase in plastics packaging segment net sales is attributable to the NAMPAC Acquisition.

Cost of Products Sold

					As a % of the Total
Cost of Products Sold by Segment (excluding depreciation and amortization) ($ in thousands)	Three Months Ended		Change		Three Months Ended
	January 2, 2005	January 4, 2004	$	%	January 2, 2005	January 4, 2004
Metal packaging	$95,978	$106,162	$(10,184)	(9.6)%	61.5%	94.1%
Plastics packaging	59,902	6,632	53,270	803.2%	38.4%	5.9%

Segment cost of products sold	$155,880	$112,794	$43,086	38.2%	100.0%	100.0%

Corporate undistributed expenses	58	23	35	152.2%	0.0%	0.0%

Consolidated cost of products sold	$155,938	$112,817	$43,121	38.2%	100.0%	100.0%

The decrease in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment is primarily due to the decrease in segment net sales, as discussed above, partially offset by an additional expense of approximately $0.4 million in the first quarter of fiscal 2005 related to an increase in the LIFO reserve resulting from higher cost of steel. Metal packaging segment CPS as a percentage of segment net sales increased to 87.2% in the first quarter of fiscal 2005 from 85.9% in the first quarter of fiscal 2004 primarily as a result of reduced steel availability, which created scheduling difficulties and associated limitations in manufacturing efficiency. Additionally, metal packaging segment CPS as a percentage of segment net sales was impacted by the timing of steel price increases and the pass through of steel surcharges to customers, combined with the higher cost of steel purchases on the spot market in order to meet our customer commitments.

The increase in CPS for the plastics packaging segment is primarily due to the NAMPAC Acquisition. Plastics packaging segment CPS as a percentage of segment net sales increased to 92.6% in the first quarter of fiscal 2005 from 87.8% in the first quarter of fiscal 2004 primarily as a result of higher administrative costs associated with the NAMPAC Acquisition and to higher raw material costs for plastic resin and an increase to segment CPS of approximately $1.8 million related to an increase in the LIFO reserve resulting from increased raw material costs.

Depreciation and Amortization

					As a % of the Total
Depreciation and Amortization by Segment ($ in thousands)	Three Months Ended		Change		Three Months Ended
	January 2, 2005	January 4, 2004	$	%	January 2, 2005	January 4, 2004
Metal packaging	$5,122	$8,224	$(3,102)	(37.7)%	50.7%	88.9%
Plastics packaging	4,469	445	4,024	904.3%	44.2%	4.8%

Segment depreciation and amortization	$9,591	$8,669	$922	10.6%	95.0%	93.7%

Corporate	509	584	(75)	(12.8)%	5.0%	6.3%

Consolidated depreciation and amortization	$10,100	$9,253	$847	9.2%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense relates primarily to additional depreciation expense in the first quarter of fiscal 2004 related to the shortened useful lives of assets disposed of following the closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004. In the first quarter of fiscal 2005, plastics packaging segment depreciation and amortization includes approximately $3.3 million related to assets acquired in connection with the NAMPAC Acquisition and approximately $1.0 million of additional depreciation associated with the shortened useful lives on certain assets, primarily equipment, to be disposed of in connection with the planned closure of certain of our plastics manufacturing facilities.

Selling and Administrative Expenses

Selling and Administrative Expenses ($ in thousands)					As a % of the Total
	Three Months Ended		Change		Three Months Ended
	January 2, 2005	January 4, 2004	$	%	January 2, 2005	January 4, 2004
Metal packaging	$1,531	$1,822	$(291)	(16.0)%	37.6%	53.8%
Plastics packaging	1,349	251	1,098	437.5%	33.1%	7.4%

Segment selling and administrative expenses	$2,880	$2,073	$807	38.9%	70.7%	61.2%

Corporate undistributed expenses	1,192	1,312	(120)	(9.1)%	29.3%	38.8%

Consolidated selling and administrative expenses	$4,072	$3,385	$687	20.3%	100.0%	100.0%

The decrease in metal packaging segment selling and administrative expenses from the first quarter of fiscal 2004 relates primarily to the elimination of certain costs during the 2004 fiscal year. The increase in plastics packaging segment selling and administrative expenses is primarily related to higher costs associated with the NAMPAC Acquisition in the fourth quarter of fiscal 2004. The decrease in corporate undistributed selling and administrative expenses relates primarily to a recovery of a previously written-off note receivable, offset by higher stock based compensation and professional fees in the first quarter of fiscal 2005.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $1.2 million to $7.7 million in the first quarter of fiscal 2005 from $6.5 million in the first quarter of fiscal 2004. The increase is primarily attributable to the higher debt associated with the NAMPAC Acquisition in the fourth quarter of fiscal 2004.

Income Tax Benefit. The income tax benefit increased $0.6 million to a benefit of $1.1 million in the first quarter of fiscal 2005 from a benefit of $0.5 million in the first quarter of fiscal 2004. The effective tax rate decreased in the first quarter of fiscal 2005 from the first quarter in 2004 due primarily to additional benefits relating to the timing of tax provision adjustments in the first quarter of fiscal 2004 associated with the filing of the preceding year’s tax return and to the impact on the effective rate associated with the NAMPAC Acquisition.

Other, Net. Other, net, in the first quarter of fiscal 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first quarter of fiscal 2005 were primarily financed through operations. During the first quarter of fiscal 2005, cash and cash equivalents decreased $20.4 million, primarily to repay borrowings outstanding under our Term Loan. During the first quarter of fiscal 2004, we borrowed $21.7 million under our revolving credit facility and cash and cash equivalents decreased $0.2 million.

The $19.7 million reduction in the Term Loan during the first quarter of fiscal 2005 consists of voluntary prepayments of $19.1 million and a required prepayment of $0.6 million. The required repayment represented the net proceeds from the sale of assets related to our closed Southwest manufacturing facility. As a result of these prepayments, our next scheduled quarterly repayment of approximately $0.1 million becomes due in June 2008. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

At January 2, 2005, we had $23.5 million in revolving credit available after taking into consideration $6.5 million in standby letters of credit, which reduce available borrowings under the $30.0 million Term Loan. We were in compliance with all debt covenants at January 2, 2005 related to the Credit Facility and the Notes.

Net cash provided by operating activities was $2.5 million during the first quarter of fiscal 2005 compared to net cash used of $5.6 million during the first quarter of fiscal 2004. During the first quarters of fiscal 2005 and fiscal 2004, cash from operating activities was primarily provided by net income before depreciation and amortization and reductions in accounts receivable. During the first quarter of fiscal 2005, cash provided by operating activities was also provided by an increase in accounts payable. During each of the first quarters of fiscal 2005 and 2004, cash was primarily used to increase inventories and to reduce accrued liabilities including interest. Net cash interest paid during the first quarter of fiscal 2005 was $12.2 million compared to $10.8 million paid during the first quarter of fiscal 2003. The increase in cash interest paid relates primarily to increased debt related to the NAMPAC Acquisition in the fourth quarter of fiscal 2004.

Net cash used in investing activities was $3.6 million during the first quarter of fiscal 2005 compared to $6.8 million during the first quarter of fiscal 2004. Net cash used in investing activities was primarily used for capital expenditures during the first quarter of each fiscal year. Capital expenditures decreased $2.4 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily related to higher capital expenditures in the first quarter of fiscal 2004 related to the planned opening of our Sturtevant, Wisconsin manufacturing facility. Net cash used in investing activities in the first quarter of fiscal 2005 was reduced by $0.9 million related to proceeds from the sale of property, plant and equipment and assets held for sale.

Net cash used in financing activities was $19.3 million during the first quarter of fiscal 2005 compared to net cash provided by financing activities of $12.2 million during the first quarter of fiscal 2004. In the first quarter of fiscal 2005, $19.7 million was used to repay outstanding Term Loan borrowings whereas in the first quarter of fiscal 2004, $21.7 million was borrowed under the revolving credit facility. There were no outstanding revolving credit facility borrowings during the first quarter of fiscal 2005. Increases in unpresented bank drafts in excess of cash available for offset provided cash of $0.4 million in the first quarter of fiscal 2005 and decreases in unpresented bank drafts in excess of cash available for offset used cash of $9.2 million 2004, respectively.

We expect that cash provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 10% senior subordinated notes, in the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the senior subordinated notes, or to fund our other liquidity needs in the long term.

Interest Rate Risk

The interest rate on our outstanding 10% senior subordinated notes is fixed. As such, our cash flows and earnings related to these notes are not exposed to the market risk of interest rate changes. In addition, the fair value of these notes is exposed to market risk associated with interest rate changes.

Interest accrues on the Credit Facility (Term Loan and Revolver) at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion.

After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement.

At January 2, 2005, we have Credit Facility borrowings of $195.3 million that are subject to interest rate risk. Each 100 basis point increase in interest rates on these borrowings would reduce quarterly pretax earnings and cash flows by approximately $0.5 million based on the balance at January 2, 2005.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

Critical Accounting Policies

For a summary of our critical accounting policies, see management’s discussion and analysis in Item 7 of the Annual Report. The critical accounting policies have not changed since October 3, 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 3, 2004.

At January 2, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.5 million in favor of our workers’ compensation insurers and purchasing card vendor.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had reserves of approximately $0.2 million for environmental investigation and remediation obligations as of January 2, 2005 and October 3, 2004, respectively; however, we cannot guarantee that future expenditures will not exceed the amount reserved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge interest or exchange rate risks or for trading purposes. For a discussion of interest rate risk and its relation to our indebtedness see “Liquidity and Capital Resources” in Item 2 above.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of January 2, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended January 2, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There were no events to report under this item for the quarter ended January 2, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no events to report under this item for the quarter ended January 2, 2005.

Item 3. Defaults Upon Senior Securities

There were no events to report under this item for the quarter ended January 2, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no events to report under this item for the quarter ended January 2, 2005.

Item 5. Other Information

There were no events to report under this item for the quarter ended January 2, 2005.

Item 6. Exhibits

See Index to Exhibits.

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

BWAY Corporation
(Registrant)

Date: February 16, 2005	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2005	By:	/s/ Kevin C. Kern
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