Form 10-Q
period 2005-04-03
BWAY CORP
filed 2005-05-18
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

April 3, 2005

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

As of May 17, 2005, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended April 3, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($ in thousands)	April 3, 2005	October 3, 2004
Assets
Current assets
Cash and cash equivalents	$14,413	$27,325
Accounts receivable, net of allowance for doubtful accounts of $1,660 and $1,654	91,168	81,039
Inventories, net	68,303	59,275
Deferred tax assets	10,585	8,839
Other	4,237	6,192

Total current assets	188,706	182,670

Property, plant and equipment, net	146,409	155,395

Other assets
Goodwill	220,725	220,297
Other intangibles, net	162,682	168,613
Deferred financing costs, net of accumulated amortization of $3,025 and $1,965	11,649	12,726
Other	1,484	1,703

Total other assets	396,540	403,339

Total Assets	$731,655	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$75,495	$66,301
Accrued salaries and wages	9,990	8,604
Accrued interest	10,616	10,625
Accrued rebates	6,982	7,364
Current portion of long-term debt	—	19,700
Other	17,879	17,694

Total current liabilities	120,962	130,288

Long-term debt	395,300	395,300

Other long-term liabilities
Deferred tax liabilities	81,874	82,532
Other	18,983	18,279

Total other long-term liabilities	100,857	100,811

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000; none issued	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	104,022	104,022
Retained earnings	11,103	11,572
Accumulated other comprehensive loss	(589)	(589)

Total stockholder’s equity	114,536	115,005

Total Liabilities and Stockholder’s Equity	$731,655	$741,404

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net sales	$206,830	$140,763	$381,537	$271,801

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	176,868	121,811	332,806	234,628
Depreciation and amortization	13,093	8,210	23,193	17,463
Selling and administrative expense	5,962	4,181	10,034	7,566
Restructuring charges	527	23	878	85
Interest expense, net	8,068	5,854	15,773	12,326
Financial advisory fees	124	124	248	248
Other, net	(86)	147	(653)	108

Total costs, expenses and other	204,556	140,350	382,279	272,424

Income (loss) before income taxes	2,274	413	(742)	(623)

Income tax provision (benefit)	854	160	(273)	(359)

Net income (loss)	$1,420	$253	$(469)	$(264)

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004
Cash flows from operating activities:
Net loss	$(469)	$(264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,262	14,226
Amortization of other intangibles	5,931	3,237
Amortization of deferred financing costs	1,060	970
Provision for doubtful accounts	6	158
Restructuring charges	878	85
Gain on disposition of property, plant and equipment	(564)	(9)
Deferred income taxes	(2,404)	—
Stock-based compensation	713	460
Changes in assets and liabilities:
Accounts receivable	(10,135)	(1,122)
Inventories	(9,028)	(6,826)
Other assets	(181)	(912)
Accounts payable	9,496	5,426
Accrued and other liabilities	(615)	(4,312)
Income taxes, net	2,066	2,159

Net cash provided by operating activities	14,016	13,276

Cash flows from investing activities:
Capital expenditures	(8,527)	(12,538)
Business acquisitions, net of cash acquired	(428)	—
Proceeds from disposition of property, plant and equipment	255	96
Proceeds from disposition of assets held for sale	653	—

Net cash used in investing activities	(8,047)	(12,442)

Cash flows from financing activities:
Net borrowings under revolving credit facility	—	2,462
Repayments of term loan	(19,700)	—
Increase (decrease) in unpresented bank drafts in excess of cash available for offset	875	(2,985)
Principal payments under capital leases	(56)	(43)
Financing costs incurred	—	(329)

Net cash used in financing activities	(18,881)	(895)

Net decrease in cash and equivalents	(12,912)	(61)
Cash and equivalents, beginning of period	27,325	248

Cash and equivalents, end of period	$14,413	$187

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:
Interest	$14,748	$11,230

Income taxes	$65	$(2,518)

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$760	$474

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. GENERAL

BWAY Corporation (“BWAY”), including its principal subsidiary, North America Packaging Corporation (“NAMPAC”), and each of their lesser subsidiaries (collectively the “Company”, “we”, “our” or “us”), is a leading North American manufacturer of metal and rigid plastic containers for paint and certain other consumer and industrial products. We operate the company as two divisions. Our BWAY Packaging Division focuses on metal containers and sells and markets its products under the BWAY Corporation name and our NAMPAC Division focuses on plastic containers and sells and markets its products under the NAMPAC name. Our metal containers include a wide variety of steel containers such as paint, aerosol and specialty cans that are used by our customers to package a diverse range of end-use products which, in addition to paint, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. Our plastic containers include injection molded plastic pails and blow-molded tight head containers and drums. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets.

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P. (“Kelso”), a private equity firm, as a result of a transaction whereby all outstanding shares of BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 (the “Transaction”) by affiliates of Kelso and certain members of management. Effective with the Transaction, BWAY became a privately held company.

On July 7, 2004, we acquired all of the stock of NAMPAC from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $213.8 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.2 million in transaction costs associated with the acquisition.

We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 was a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004. Our NAMPAC subsidiary reports its operations on a calendar month basis and its financial position and results of operations are consolidated in the accompanying financial statements as of and for the three and six months ended March 31, 2005. The balance sheet dated October 3, 2004 includes NAMPAC as of September 30, 2004. There were no material transactions between September 30, 2004 and October 3, 2004 or between March 31, 2005 and April 4, 2005 related to NAMPAC that required adjustment in the consolidated financial statements.

We have prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of April 3, 2005 and October 3, 2004 and for the three and six months ended April 3, 2005 and April 4, 2004 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and six months ended April 3, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 3, 2004 (the “Annual Report”).

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). Accordingly, we are not required to record compensation expense when the exercise price of stock options granted to employees or directors is equal to or greater than the fair market value of the stock when the option is granted. If compensation expense for our stock-based compensation plan had been determined based on the calculated fair value of the option awards determined at the applicable grant dates, our net income (loss) would be as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net income (loss), as reported	$1,420	$253	$(469)	$(264)
Stock-based compensation included in net income (loss), net of tax (1)	257	208	450	195
Pro forma stock-based compensation under SFAS 123, net of tax	(701)	(621)	(1,368)	(859)

Pro forma net income (loss)	$976	$(160)	$(1,387)	$(928)

(1)	Stock-based compensation included in net income (loss), net of tax, recorded for the periods presented relates to stock options issued pursuant to the BCO Holding Stock Incentive Plan.

Reclassifications

We have reclassified certain prior year data in order to conform to the current presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 will be effective for inventory costs incurred beginning with our fiscal year 2006, which begins October 3, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. The provisions of the AJCA will not be applicable to us until fiscal 2006. We are currently evaluating the AJCA to determine the extent, if any, to which the deductions created by the AJCA will be available to us.

In December 2004, the FASB issued a revision to SFAS No. 123, Share-Based Payment (“SFAS No. 123R”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. For purposes of SFAS No. 123R, a nonpublic entity as defined in the Statement includes entities that have only debt securities trading in a public market. As a “nonpublic entity,” as defined by the Statement, SFAS No. 123R is not effective for us until the beginning of fiscal 2007.

In March 2005, the Securities and Exchange Commission (the “SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate it as part of our adoption of SFAS 123R.

2. INVENTORIES

Inventories consist of the following:

($ in thousands)	April 3, 2005	October 3, 2004
Inventories at FIFO cost:
Raw materials	$16,759	$15,405
Work-in-process	37,246	27,081
Finished goods	26,800	21,324

	80,805	63,810
LIFO reserve	(12,502)	(4,535)

Inventories, net	$68,303	$59,275

During the first six months of fiscal 2005, the LIFO reserve increased $8.0 million as a result of rising steel and plastic resin costs.

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

The following table sets forth the identifiable intangible assets by major asset class:

	April 3, 2005			October 3, 2004
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets

Customer relationships (1)	$158,060	$(16,846)	$141,214	$158,060	$(11,768)	$146,292
Tradenames (2)	22,833	(2,327)	20,506	22,833	(1,504)	21,329
Non-compete agreements (3)	401	(52)	349	401	(22)	379

Total amortized intangible assets	$181,294	$(19,225)	$162,069	$181,294	$(13,294)	$168,000

Unamortized intangible assets

Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$181,907	$(19,225)	$162,682	$181,907	$(13,294)	$168,613

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

Expected amortization expense by fiscal year is as follows:

($ in thousands)
Fiscal Year Ending:	Amount
2005	$11,862
2006	13,003
2007	13,405
2008	12,900
2009	12,510
Thereafter	104,320

$168,000

Of the fiscal 2005 expected amortization of $11.9 million, we recorded approximately $3.0 million in each of the first and second quarters of fiscal 2005.

The following table sets forth the change in the carrying amount of goodwill by reportable segment during the six months period ended April 3, 2005. The change relates to purchase accounting adjustments primarily related to transactions costs associated with the NAMPAC Acquisition. Although substantially complete, the purchase price allocation for the NAMPAC Acquisition will be completed within one year of the acquisition date.

($ in thousands)	Metal Packaging	Plastic Packaging	Total
Goodwill
Balance, October 3, 2004	$112,556	$107,741	$220,297
Additions related to the NAMPAC Acquisition	—	428	428

Balance, April 3, 2005	$112,556	$108,169	$220,725

4. LONG-TERM DEBT

Long-term debt consists of the following:

($ in thousands)	April 3, 2005	October 3, 2004
10% senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: Term loan	195,300	215,000

Long-term debt	395,300	415,000
Less: Current portion	—	19,700

Long-term debt	$395,300	$395,300

10% Senior Subordinated Notes Due 2010

On November 27, 2002, BWAY Finance completed a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010, which we assumed on February 7, 2003 in connection with the Transaction. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Notes”). The Notes mature on October 15, 2010.

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

The indenture governing these notes contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At April 3, 2005, we were in compliance will all applicable covenants contained in the indenture.

Under the terms of the indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Notes. The indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Notes.

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the remaining term of the notes. At April 3, 2005 and October 3, 2004, approximately $5.7 million and $6.3 million, respectively, of the deferred costs were unamortized.

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

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range from 1.00% to 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range from 1.00% to 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion.

After December 31, 2004, rate margins became subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. Based on our ratio of Consolidated Indebtedness to Consolidated EBITDA as of January 2, 2005, the rate margins did not change in the quarter ended April 3, 2005 from those initially set as described above.

We incurred and have deferred approximately $6.7 million in financing costs related to the underwriting of the Credit Facility, which includes a carry forward of approximately $0.2 million of unamortized deferred financing costs associated with the previous credit facility pursuant to Emerging Issues Task Force Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. We are amortizing $5.7 million of these deferred costs, which are associated with the Term Loan, to interest expense over the term of the loan in proportion to the outstanding principal. We are amortizing the remaining $1.0 million, which includes the $0.2 million carry forward, on a straight-line basis over the term of the Revolver. At April 3, 2005 and October 3, 2004, approximately $5.9 million and $6.4 million, respectively, of the deferred costs were unamortized.

At April 3, 2005, we were in compliance will all applicable credit agreement covenants related to the Credit Facility.

BCO Holding and each of our subsidiaries, including NAMPAC and its subsidiaries, have guaranteed our obligations under the Credit Facility, which is secured by substantially all of our assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

At April 3, 2005, we had $6.7 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $23.3 million. At April 3, 2005, we did not have any outstanding Revolver borrowings. The borrowing rate on the Term Loan borrowings as of April 3, 2005 was approximately 5.0%.

Scheduled maturities of long-term debt as of April 3, 2005 are as follows:

($ in thousands)
Fiscal Year Ending:	Amount
2005	$—
2006	—
2007	—
2008	94
2009	992
Thereafter	394,214

$395,300

5. EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities as of April 3, 2005 and October 3, 2004.

($ in thousands)	April 3, 2005	October 3, 2004
Defined benefit pension liability	$3,807	$4,264
Retiree medical and other postretirement benefits	5,132	4,912
Deferred compensation	5,862	5,658

	$14,801	$14,834

The following table summarizes the components of net periodic benefit cost. Net periodic pension costs relate to a defined benefit plan that we acquired in July 2004. Accordingly, there was no net periodic pension cost for the three and six months ended April 4, 2004. The defined benefit plan was frozen effective October 31, 2004.

	Defined Benefit Pension Plan		Other Postretirement Benefits
	Three Months Ended	Six Months Ended	Three Months Ended		Six Months Ended
($ in millions)	April 3, 2005		April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Service cost	$—	$71	$1	$1	$2	$2
Interest cost	154	301	107	100	190	200
Expected return on plan assets	(144)	(294)	—	—	—	—
Recognized net actuarial loss	—	—	17	17	28	33

Net periodic benefit costs	$10	$78	$125	$118	$220	$235

During the three months ended April 3, 2005, we contributed approximately $0.5 million to the defined benefit pension plan. We do not expect to make any further contributions to the plan during the remainder of the fiscal year.

6. RESTRUCTURING AND EXIT LIABILITY

The following table sets forth changes in our restructuring and exit liabilities from October 3, 2004 to April 3, 2005. The nature of the liabilities has not changed from that previously reported in the Annual Report. The restructuring and exit liabilities are included in other current liabilities.

($ in millions)	Balance October 3, 2004	Additions/ Adjustments	Expenditures	Balance April 3, 2005
Restructuring liability:
Facility closure costs	$0.1	$0.7	$(0.7)	$0.1
Severance costs	—	0.3	(0.1)	0.2

Total restructuring liability	$0.1	$1.0	$(0.8)	$0.3

Exit liability:
Facility closure costs	$0.2	$(0.1)	$(0.1)	$—

All of the exit liability relates to our metal packaging segment. The restructuring liability by segment is as follows.

($ in millions)	Balance October 3, 2004	Additions	Expenditures	Balance April 3, 2005
Restructuring liability:
Metal packaging segment	$0.1	$0.3	$(0.3)	$0.1
Plastics packaging segment	—	0.7	(0.5)	0.2

Total restructuring liability	$0.1	$1.0	$(0.8)	$0.3

Restructuring Charges

During the three and six months ended April 3, 2005, we recorded restructuring charges of $0.6 million and $1.0 million, respectively, related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi ($0.3 million), costs associated with the shutdown or planned shutdown of certain of our plastics manufacturing facilities, as discussed below, primarily related to the removal of equipment ($0.4 million) and severance costs associated with the closure of certain of the plastics manufacturing facilities ($0.3 million).

In addition, during the three and six months ended April 3, 2005, we recorded approximately $2.9 million and $3.9 million, respectively, of additional depreciation associated with the shortened useful lives of equipment which has, or will be, taken out of service in association with the planned closure of certain of our plastics manufacturing facilities, as discussed below.

In October 2004, our Board approved a plan to close certain plastics manufacturing facilities that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of fiscal 2004, and the remaining facilities were closed in April 2005. Approximately 140 hourly and approximately 20 salaried employees were affected by the facility closures. We believe the consolidation of existing business from these closed facilities into our NAMPAC facilities will result in lower overall manufacturing costs and improved manufacturing capacity.

We expect to incur future restructuring charges of approximately $3.0 million to $4.0 million related to facility shutdown and holding costs, which include approximately $1.5 million to $2.5 million related to long-term lease obligations, net of estimated sublease proceeds, on the closed facilities.

As of April 3, 2005, the remaining book value of property, plant and equipment associated with these closed facilities was approximately $1.9 million. We expect to relocate a portion of these remaining assets to other of our NAMPAC facilities, and we expect to offer a portion of the assets for sale. We expect to incur capital expenditures in fiscal 2005 of approximately $2.6 million related to the relocation of assets from these closed facilities.

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

We believe future expenditures will be necessary in order to comply with federal Maximum Achievable Control Technology (“MACT”) regulations, which relate to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. These regulations become effective in November 2006.

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. Our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information or the extent to which, if necessary, we are covered by the indemnification agreement from the prior owner of the facility.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We have accrued liabilities of approximately $0.2 million for environmental investigation and remediation obligations as of April 3, 2005 and October 3, 2004; however, we cannot guarantee that future expenditures will not exceed the amounts accrued.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition or results of operations. At April 3, 2005 and October 3, 2004, we had accrued approximately $0.6 million and $0.7 million, respectively, related to pending litigation matters.

Letters of Credit

At April 3, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.7 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and, to a lesser extent, those resulting from the acquisition of SST Industries in fiscal 2003 (the “SST Acquisition”). Principal products in this segment include open- and tight-head pails and drums, other multi-purpose rigid industrial plastic packaging and a limited range of consumer plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

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

The following sets forth certain financial information attributable to our business segments for three and six months ended April 3, 2005 and April 4, 2004.

	Three Months Ended		Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net sales

Metal packaging	$130,049	$133,226	$240,088	$256,713
Plastics packaging	76,781	7,537	141,449	15,088

Consolidated net sales	$206,830	$140,763	$381,537	$271,801

Income (loss) before income taxes
Metal packaging	$23,104	$16,317	$35,634	$31,820
Plastics packaging	3,720	649	7,137	1,317

Segment earnings before depreciation and amortization	26,824	16,966	42,771	33,137

Corporate undistributed expenses	2,948	2,319	4,322	3,778
Depreciation and amortization (see below)	13,093	8,210	23,193	17,463
Restructuring charges	527	23	878	85
Interest expense, net	8,068	5,854	15,773	12,326
Other, net	(86)	147	(653)	108

Consolidated income (loss) before income taxes	$2,274	$413	$(742)	$(623)

Depreciation and amortization
Metal packaging	$5,911	$7,180	$11,033	$15,404
Plastics packaging	6,670	447	11,139	892

Segment depreciation and amortization	12,581	7,627	22,172	16,296
Corporate	512	583	1,021	1,167

Consolidated depreciation and amortization	$13,093	$8,210	$23,193	$17,463

The following table sets forth total assets attributable to our business segments as of April 3, 2005 and October 3, 2004.

($ in thousands)	April 3, 2005	October 3, 2004
Total assets
Metal packaging	$327,223	$318,942
Plastics packaging	276,007	284,740

Segment assets	603,230	603,682
Corporate	128,425	137,722

Consolidated total assets	$731,655	$741,404

9. SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

Our 10% Senior Subordinated Notes due 2010 and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Notes and Term Loan, as of and for the three months ended April 3, 2005. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

April 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$14,204	$209	$—	$14,413
Accounts receivable, net	56,856	34,312	—	91,168
Inventories, net	53,500	14,803	—	68,303
Deferred tax assets	9,869	716	—	10,585
Other	3,115	1,122	—	4,237

Total current assets	137,544	51,162	—	188,706

Property, plant and equipment, net	95,957	50,452	—	146,409

Other assets
Goodwill	120,259	100,466	—	220,725
Other intangibles, net	61,470	101,212	—	162,682
Deferred financing fees, net	11,649	—	—	11,649
Other	914	570	—	1,484
Investment in subsidiaries	213,830	—	(213,830)	—

Total other assets	408,122	202,248	(213,830)	396,540

Total Assets	$641,623	$303,862	$(213,830)	$731,655

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$46,852	$28,643	$—	$75,495
Accrued salaries and wages	8,163	1,827	—	9,990
Accrued interest	10,616	—	—	10,616
Accrued rebates	6,696	286	—	6,982
Other	16,621	1,258	—	17,879

Total current liabilities	88,948	32,014	—	120,962

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,160	48,714	—	81,874
Intercompany	(5,270)	5,270	—	—
Other	14,949	4,034	—	18,983

Total other long-term liabilities	42,839	58,018	—	100,857

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,103	573	(573)	11,103
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	114,536	213,830	(213,830)	114,536

Total Liabilities and Stockholder’s Equity	$641,623	$303,862	$(213,830)	$731,655

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$22,800	$4,525	$—	$27,325
Accounts receivable	52,618	28,421	—	81,039
Inventories, net	43,544	15,731	—	59,275
Deferred tax assets	7,717	1,122	—	8,839
Other	5,945	247	—	6,192

Total current assets	132,624	50,046	—	182,670

Property, plant and equipment, net	106,625	48,770	—	155,395

Other assets
Goodwill	120,259	100,038	—	220,297
Other intangibles, net	64,899	103,714	—	168,613
Deferred financing fees, net	12,726	—	—	12,726
Other	1,140	563	—	1,703
Investment in subsidiaries	213,037	—	(213,037)	—

Total other assets	412,061	204,315	(213,037)	403,339

Total Assets	$651,310	$303,131	$(213,037)	$741,404

Current liabilities
Accounts payable	$36,713	$29,588	$—	$66,301
Accrued salaries and wages	6,544	2,060	—	8,604
Accrued interest	10,625	—	—	10,625
Accrued rebates	6,974	390	—	7,364
Current portion of long-term debt	19,700	—	—	19,700
Other	15,072	2,622	—	17,694

Total current liabilities	95,628	34,660	—	130,288

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(2,347)	2,347	—	—
Other	13,906	4,373	—	18,279

Total other long-term liabilities	45,377	55,434	—	100,811

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,572	(220)	220	11,572
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	115,005	213,037	(213,037)	115,005

Total Liabilities and Stockholder’s Equity	$651,310	$303,131	$(213,037)	$741,404

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the three months ended April 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$133,979	$72,851	$—	$206,830

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	109,615	67,430	(177)	176,868
Depreciation and amortization	9,436	3,657	—	13,093
Selling and administrative expenses	4,992	970	—	5,962
Restructuring charges	527	—	—	527
Interest expense, net	8,070	(2)	—	8,068
Financial advisory fees	124	—	—	124
Other, net	(33)	(230)	177	(86)

Total costs, expenses and other	132,731	71,825	—	204,556

Income before taxes	1,248	1,026	—	2,274
Income tax provision	472	382	—	854
Equity in income of subsidiaries	644	—	(644)	—

Net income	$1,420	$644	$(644)	$1,420

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the six months ended April 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$249,360	$132,177	$—	$381,537

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	211,000	122,161	(355)	332,806
Depreciation and amortization	16,012	7,181	—	23,193
Selling and administrative expenses	7,882	2,152	—	10,034
Restructuring charges	878	—	—	878
Interest expense, net	15,775	(2)	—	15,773
Financial advisory fees	248	—	—	248
Other, net	(432)	(576)	355	(653)

Total costs, expenses and other	251,363	130,916	—	382,279

(Loss) income before taxes	(2,003)	1,261	—	(742)
Income tax (benefit) provision	(741)	468	—	(273)
Equity in income of subsidiaries	793	—	(793)	—

Net (loss) income	$(469)	$793	$(793)	$(469)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended April 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,366	$(1,350)	$—	$14,016

Cash Flows from Investing Activities
Capital expenditures	(4,082)	(4,445)	—	(8,527)
Business acquisitions, net of cash acquired	(428)			(428)
Other	908		—	908

Net cash used in investing activities	(3,602)	(4,445)	—	(8,047)

Cash Flows from Financing Activities
Repayments of term loan	(19,700)		—	(19,700)
Other	(660)	1,479	—	819

Net cash (used in) provided by financing activities	(20,360)	1,479	—	(18,881)

Net decrease in cash and cash equivalents	(8,596)	(4,316)	—	(12,912)
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$14,204	$209	$—	$14,413

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of this report.

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

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and, to a lesser extent, those resulting from the SST Acquisition in fiscal 2003. Principal products in this segment include open- and tight-head pails and drums, other multi-purpose rigid industrial plastic packaging and a limited range of consumer plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

In the following tables, certain percentage changes, generally those of increases or decreases in excess of 100%, are not meaningful and have not been presented.

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the three months ended April 3, 2005 and April 4, 2004.

	Three Months Ended		Change		As a % of Net Sales Three Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Net sales	$206,830	$140,763	$66,067	46.9%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	176,868	121,811	55,057	45.2%	85.5%	86.5%

Gross margin	29,962	18,952	11,010	58.1%	14.5%	13.5%

Depreciation and amortization	13,093	8,210	4,883	59.5%	6.3%	5.8%
Selling and administrative expenses	5,962	4,181	1,781	42.6%	2.9%	3.0%
Restructuring charges	527	23	504	—	0.3%	—
Interest expense, net	8,068	5,854	2,214	37.8%	3.9%	4.2%
Financial advisory fees	124	124	—	—	0.1%	0.1%
Other, net	(86)	147	(233)	—	—	0.1%

Income before income taxes	2,274	413	1,861	—	1.1%	0.3%
Income tax provision	854	160	694	—	0.4%	0.1%

Net income	1,420	$253	$1,167	—	0.7%	0.2%

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the six months ended April 3, 2005 and April 4, 2004.

	Six Months Ended		Change		As a % of Net Sales Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Net sales	$381,537	$271,801	$109,736	40.4%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	332,806	234,628	98,178	41.8%	87.2%	86.3%

Gross margin	48,731	37,173	11,558	31.1%	12.8%	13.7%

Depreciation and amortization	23,193	17,463	5,730	32.8%	6.1%	6.4%
Selling and administrative expenses	10,034	7,566	2,468	32.6%	2.6%	2.8%
Restructuring charges	878	85	793	—	0.2%	—
Interest expense, net	15,773	12,326	3,447	28.0%	4.1%	4.5%
Financial advisory fees	248	248	—	—	0.1%	0.1%
Other, net	(653)	108	(761)	—	(0.2)%	—

Loss before income taxes	(742)	(623)	(119)	19.1%	(0.2)%	(0.2)%
Income tax benefit	(273)	(359)	86	(24.0)%	(0.1)%	(0.1)%

Net loss	$(469)	$(264)	$(205)	77.7%	(0.1)%	(0.1)%

Net Sales

Net Sales by Segment

	Three Months Ended		Change		As a % of the Total Three Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$130,049	$133,226	$(3,177)	(2.4)%	62.9%	94.6%
Plastics packaging	76,781	7,537	69,244	—	37.1%	5.4%

Consolidated net sales	$206,830	$140,763	$66,067	46.9%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$240,088	$256,713	$(16,625)	(6.5)%	62.9%	94.4%
Plastics packaging	141,449	15,088	126,361	—	37.1%	5.6%

Consolidated net sales	$381,537	$271,801	$109,736	40.4%	100.0%	100.0%

The decrease in metal packaging segment net sales for the three and six months is primarily related to the loss of the Folgers coffee can business in fiscal 2004 and to voluntary reductions in dilutive material center sales as capacity was redirected to meet internal needs, partially offset by volume gains in other products and higher selling prices related to the pass through of higher metal costs. The increase in plastics packaging segment net sales for the three and six months is attributable to the NAMPAC Acquisition, which occurred in July 2004.

Cost of Products Sold

Cost of Products Sold by Segment

(excluding depreciation and amortization)

	Three Months Ended		Change		As a % of the Total Three Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$104,855	$115,038	$(10,183)	(8.9)%	59.3%	94.4%
Plastics packaging	71,939	6,711	65,228	—	40.7%	5.5%

Segment cost of products sold	$176,794	$121,749	$55,045	45.2%	100.0%	99.9%

Corporate undistributed expenses	74	62	12	19.4%	0.0%	0.1%

Consolidated cost of products sold	$176,868	$121,811	$55,057	45.2%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$200,833	$221,200	$(20,367)	(9.2)%	60.3%	94.3%
Plastics packaging	131,841	13,343	118,498	—	39.6%	5.7%

Segment cost of products sold	$332,674	$234,543	$98,131	41.8%	100.0%	100.0%

Corporate undistributed expenses	132	85	47	55.3%	0.0%	0.0%

Consolidated cost of products sold	$332,806	$234,628	$98,178	41.8%	100.0%	100.0%

The decrease in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment during the second quarter and first six months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the decrease in segment net sales, as discussed above, partially offset by an additional expense of approximately $2.4 million and $4.1 million in the second quarter and first six months of fiscal 2005, respectively, related to an increase in the LIFO reserve resulting from the higher cost of steel.

Metal packaging segment CPS as a percentage of segment net sales decreased to 80.6% in the second quarter of fiscal 2005 from 86.3% in the second quarter of fiscal 2004 and decreased to 83.6% in the first six months of fiscal 2005 from 86.2% in the first six months of fiscal 2004. The decrease in CPS as a percentage of segment net sales in each of the second quarter and first six months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the timing of when steel cost increases are recognized in CPS as compared to when the pass through of steel surcharges to customers is recognized in net sales. We believe the improvements in metal packaging segment CPS as a percentage of segment net sales are temporary, and we anticipate the percentages will begin to increase to historic percentages in the coming quarters. In the fourth quarter of fiscal 2004, we began the implementation of a lean manufacturing program in the metal packaging segment to increase its operating efficiency and productivity. We began realizing the benefits of this initiative during the second quarter of fiscal 2005, and we expect to realize additional benefits in the second half of fiscal 2005.

The increase in CPS for the plastics packaging segment in the second quarter and first six months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the NAMPAC Acquisition, which occurred in July 2004.

Plastics packaging segment CPS as a percentage of segment net sales increased to 93.7% in the second quarter of fiscal 2005 from 89.0% in the second quarter of fiscal 2004 and increased to 93.2% in the first six months of fiscal 2005 from 88.4% in the first six months of fiscal 2004 primarily as a result of higher operating costs associated with the NAMPAC Acquisition and to higher raw material costs for plastic resin. Additionally, segment CPS for the second quarter and first six months of fiscal 2005 was impacted by approximately $2.1 million and $3.9 million, respectively, related to an increase in the LIFO reserve resulting from increased raw material costs.

Depreciation and Amortization

Depreciation and Amortization by Segment

	Three Months Ended		Change		As a % of the Total Three Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$5,911	$7,180	$(1,269)	(17.7)%	45.1%	87.5%
Plastics packaging	6,670	447	6,223	—	50.9%	5.4%

Segment depreciation and amortization	$12,581	$7,627	$4,954	65.0%	96.1%	92.9%

Corporate	512	583	(71)	(12.2)%	3.9%	7.1%

Consolidated depreciation and amortization	$13,093	$8,210	$4,883	59.5%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total Six Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$11,033	$15,404	$(4,371)	(28.4)%	47.6%	88.2%
Plastics packaging	11,139	892	10,247	—	48.0%	5.1%

Segment depreciation and amortization	$22,172	$16,296	$5,876	36.1%	95.6%	93.3%

Corporate	1,021	1,167	(146)	(12.5)%	4.4%	6.7%

Consolidated depreciation and amortization	$23,193	$17,463	$5,730	32.8%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense for the second quarter and first six months of fiscal 2005 over the comparable periods in fiscal 2004 primarily relates to additional depreciation expense of $1.9 million and $5.0 million in the second quarter and first six months of fiscal 2004, respectively, related to the shortened useful lives of assets disposed of following the closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004. In the second quarter and first six months of fiscal 2005, plastics packaging segment depreciation and amortization includes approximately $3.5 million and $6.8 million, respectively, related to assets acquired in connection with the NAMPAC Acquisition and approximately $2.9 million and $3.9 million, respectively, of additional depreciation associated with the shortened useful lives on certain assets, primarily equipment, to be disposed of in connection with the closure of certain of our plastics manufacturing facilities.

Selling and Administrative Expenses

Selling and Administrative Expenses by Segment

	Three Months Ended		Change		As a % of the Total Three Months Ended
($ in thousands)	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$2,090	$1,871	$219	11.7%	35.1%	44.8%
Plastics packaging	1,122	177	945	—	18.8%	4.2%

Segment selling and administrative expenses	$3,212	$2,048	$1,164	56.8%	53.9%	49.0%

Corporate undistributed expenses	2,750	2,133	617	28.9%	46.1%	51.0%

Consolidated selling and administrative expenses	$5,962	$4,181	$1,781	42.6%	100.0%	100.0%

($ in thousands)	Six Months Ended		Change		As a % of the Total Six Months Ended
	April 3, 2005	April 4, 2004	$	%	April 3, 2005	April 4, 2004
Metal packaging	$3,621	$3,693	$(72)	(1.9)%	36.1%	48.8%
Plastics packaging	2,471	428	2,043	—	24.6%	5.7%

Segment selling and administrative expenses	$6,092	$4,121	$1,971	47.8%	60.7%	54.5%

Corporate undistributed expenses	3,942	3,445	497	14.4%	39.3%	45.5%

Consolidated selling and administrative expenses	$10,034	$7,566	$2,468	32.6%	100.0%	100.0%

The change in metal packaging segment selling and administrative expenses for the second quarter and first six months of fiscal 2005 from comparable periods of fiscal 2004 relates primarily to the timing of certain sales expenses.

The increase in plastics packaging segment selling and administrative expenses for the second quarter and first six months of fiscal 2005 over the comparable periods of fiscal 2004 is primarily related to higher costs associated with the NAMPAC Acquisition, which occurred in the fourth quarter of fiscal 2004.

The increase in corporate undistributed selling and administrative expenses for the second quarter and first six months of fiscal 2005 over the comparable periods of fiscal 2004 primarily relates to higher stock based compensation, bonus expense and professional fees primarily related to our Sarbanes-Oxley compliance initiative. The increase in corporate undistributed selling and administrative expenses for the first six months of fiscal 2005 over the first six months of fiscal 2004 was partially offset by a recovery in the first quarter of fiscal 2005 of a previously written-off note receivable.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $2.2 million to $8.1 million in the second quarter of fiscal 2005 and increased $3.4 million to $15.8 million in the first six months of fiscal 2005 over the comparable second quarter and first six months of fiscal 2004, respectively. The increases are primarily attributable to the higher debt associated with the NAMPAC Acquisition, which occurred in the fourth quarter of fiscal 2004.

Income Tax Provision (Benefit). The income tax provision increased $0.7 million to $0.9 million in the second quarter of fiscal 2005 from $0.2 million in the second quarter of fiscal 2004 and the income tax benefit decreased $0.1 million to $(0.3) million in the first six months of fiscal 2005 from $(0.4) million in the first six months of fiscal 2004. The effective tax rate decreased for the second quarter and first six months of fiscal 2005 from the comparable periods in fiscal 2004 partially due to the impact on the effective rate associated with the NAMPAC Acquisition. The decrease in the effective tax rate for the first six months of fiscal 2005 from the first six months of fiscal 2004 was also impacted by a tax provision adjustment in the first six months of fiscal 2004 associated with the filing of the preceding year’s tax return.

Other, Net. Other, net, in the first six months of fiscal 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas, each of which occurred in the first quarter of fiscal 2005.

Liquidity and Capital Resources

Our cash requirements for capital expenditures during the first six months of fiscal 2005 were financed through operations. During the first six months of fiscal 2005, cash and cash equivalents decreased $12.9 million, primarily due to repayments of a portion of our borrowings outstanding under our Term Loan. During the first six months of fiscal 2004, cash and cash equivalents decreased $0.1 million, and we borrowed $2.5 million under our revolving credit facility.

The $19.7 million reduction in the Term Loan during the first six months of fiscal 2005 consists of voluntary prepayments of $19.1 million and a required prepayment of $0.6 million. The required repayment represented the net proceeds from the sale of assets related to a vacant manufacturing facility in Dallas, Texas. As a result of these prepayments, our next scheduled quarterly repayment of approximately $0.1 million becomes due in June 2008. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

At April 3, 2005, we had $23.3 million in revolving credit available after taking into consideration $6.7 million in standby letters of credit, which reduce available borrowings under the $30.0 million Term Loan. We were in compliance with all debt covenants at April 3, 2005 related to the Credit Facility and the Notes.

Net cash provided by operating activities was $14.0 million during each of the first six months of fiscal 2005 compared to $13.3 million in the first six months of fiscal 2004. During the first six months of fiscal 2005 and fiscal 2004, cash from operating activities was primarily provided by net income before depreciation and amortization and increases in accounts payable. In addition, in the first six months of fiscal 2004, we received approximately $2.5 million, net, from income tax refunds. During each of the first six months of fiscal 2005 and fiscal 2004, cash used in operating activities was primarily related to increases in accounts receivable, purchases of inventories and reductions in accrued liabilities, including interest. Cash interest paid during the first six months of fiscal 2005 was $14.7 million compared to $11.2 million paid during the first six months of fiscal 2004. The increase in cash interest paid relates primarily to increased debt related to the NAMPAC Acquisition in the fourth quarter of fiscal 2004.

Net cash used in investing activities was $8.0 million during the first six months of fiscal 2005 compared to $12.4 million during the first six months of fiscal 2004. Net cash used in investing activities was primarily used for capital expenditures during the first six months of each fiscal year. Capital expenditures decreased $4.0 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily as a result of higher capital expenditures in the first six months of fiscal 2004 related to the opening of our Sturtevant, Wisconsin manufacturing facility. Net cash used in investing activities in the first six months of fiscal 2005 was increased due to approximately $0.4 million of additional acquisition costs associated with the NAMPAC Acquisition and was reduced by $0.9 million related to proceeds from the sale of property, plant and equipment and assets held for sale.

Net cash used in financing activities was $18.9 million and $0.9 million during the first six months of fiscal 2005 and fiscal 2004, respectively. In the first six months of fiscal 2005, $19.7 million was used to repay outstanding Term Loan borrowings whereas in the first six months of fiscal 2004, $2.5 million was borrowed under the revolving credit facility. There were no outstanding revolving credit facility borrowings at the end of the first six months of fiscal 2005. Increases in unpresented bank drafts in excess of cash available for offset provided cash of $0.9 million in the first six months of fiscal 2005 and decreases in unpresented bank drafts in excess of cash available for offset used cash of $3.0 million in the first six months of fiscal 2004.

We expect that cash provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, during the next 12 months. We cannot provide assurance, however, that this will be the case.

Interest Rate Risk

The interest rate on our outstanding 10% senior subordinated notes is fixed. As such, our cash flows and earnings related to these notes are not exposed to the market risk of interest rate changes. However, holders of the notes are exposed to market risk associated with interest rate changes that impact the fair value of the notes prior to maturity.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range from 1.00% to 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range from 1.00% to 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion.

After December 31, 2004, rate margins became subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. Based on our ratio of Consolidated Indebtedness to Consolidated EBITDA as of January 2, 2005, the rate margins did not change in the quarter ended April 3, 2005 from those initially set as described above.

At April 3, 2005, we have Credit Facility borrowings outstanding of $195.3 million that are subject to interest rate risk. Each 100 basis point increase in interest rates on these borrowings would reduce quarterly pretax earnings and cash flows by approximately $0.5 million based on the balance at April 3, 2005. We do not manage this interest rate risk with rate caps or other derivative instruments.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin). We do not manage this commodity risk with futures contracts or other derivative instruments, but we manage it, to the extent practicable, through customer contract provisions allowing for price changes based on fluctuations in our cost of certain raw materials and through the pre-buying of raw materials prior to price increases.

Critical Accounting Policies

For a summary of our critical accounting policies, see management’s discussion and analysis in Item 7 of the Annual Report. The critical accounting policies have not changed since October 3, 2004.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see “Recent Accounting Pronouncements” under Note 1 to the unaudited consolidated financial statements in Item 1 of this report.

Off-Balance Sheet Arrangements

As of April 3, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 3, 2004.

At April 3, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.7 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

We believe future expenditures will be necessary in order to comply with federal Maximum Achievable Control Technology (“MACT”) regulations, which relate to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. These regulations become effective in November 2006.

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. Our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Presently, we are unable to determine the amount or likelihood of any liability as a result of this information or the extent to which, if necessary, we are covered by the indemnification agreement from the prior owner of the facility.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We have accrued liabilities of approximately $0.2 million for environmental investigation and remediation obligations as of April 3, 2005 and October 3, 2004; however, we cannot guarantee that future expenditures will not exceed the amounts accrued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes. For a discussion of interest rate risk and its relation to our indebtedness see “Liquidity and Capital Resources” in Item 2 above.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of April 3, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended April 3, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There were no events to report under this item for the quarter ended April 3, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no events to report under this item for the quarter ended April 3, 2005.

Item 3. Defaults Upon Senior Securities

There were no events to report under this item for the quarter ended April 3, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no events to report under this item for the quarter ended April 3, 2005.

Item 5. Other Information

There were no events to report under this item for the quarter ended April 3, 2005.

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

BWAY Corporation
(Registrant)

Date: May 18, 2005	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2005	By:	/s/ Kevin C. Kern
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