Form 10-Q
period 2005-07-03
BWAY CORP
filed 2005-08-16
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

July 3, 2005

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

As of August 15, 2005, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended July 3, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($ in thousands)	July 3, 2005	October 3, 2004
Assets
Current assets
Cash and cash equivalents	$30,609	$27,325
Accounts receivable, net of allowance for doubtful accounts of $1,762 and $1,654	101,300	81,039
Inventories, net	70,403	59,275
Deferred tax assets	11,655	8,839
Other	4,717	6,192

Total current assets	218,684	182,670

Property, plant and equipment, net	144,717	155,395

Other assets
Goodwill	218,940	220,297
Other intangibles, net	159,717	168,613
Deferred financing costs, net of accumulated amortization of $3,555 and $1,965	11,119	12,726
Other	1,651	1,703

Total other assets	391,427	403,339

Total Assets	$754,828	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$91,327	$66,301
Accrued salaries and wages	11,326	8,604
Accrued interest	4,897	10,625
Accrued rebates	9,352	7,364
Current portion of long-term debt	—	19,700
Other	22,064	17,694

Total current liabilities	138,966	130,288

Long-term debt	395,300	395,300

Other long-term liabilities
Deferred tax liabilities	80,629	82,532
Other	19,385	18,279

Total other long-term liabilities	100,014	100,811

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, shares authorized 5,000,000; none issued	—	—
Common stock, $.01 par value, shares authorized 24,000,000; shares issued 1,000	—	—
Additional paid-in capital	104,022	104,022
Retained earnings	17,115	11,572
Accumulated other comprehensive loss	(589)	(589)

Total stockholder’s equity	120,548	115,005

Total Liabilities and Stockholder’s Equity	$754,828	$741,404

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
($ in thousands)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$227,412	$142,345	$608,949	$414,146

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	191,543	121,069	524,349	355,697
Depreciation and amortization	9,372	6,219	32,565	23,682
Selling and administrative expense	5,238	3,470	15,272	11,036
Restructuring and impairment charges	3,943	179	4,821	264
Interest expense, net	8,155	5,769	23,928	18,095
Financial advisory fees	123	123	371	371
Other, net	61	218	(592)	326

Total costs, expenses and other	218,435	137,047	600,714	409,471

Income before income taxes	8,977	5,298	8,235	4,675

Income tax provision	2,965	2,108	2,692	1,749

Net income	$6,012	$3,190	$5,543	$2,926

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
($ in thousands)	July 3, 2005	July 4, 2004
Cash flows from operating activities:
Net income	$5,543	$2,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,669	18,826
Amortization of other intangibles	8,896	4,856
Amortization of deferred financing costs	1,590	1,432
Provision for doubtful accounts	108	104
Restructuring and impairment charges	775	—
(Gain) loss on disposition of property, plant and equipment	(715)	143
Deferred income taxes	(3,094)	2,606
Stock-based compensation	1,286	799
Changes in assets and liabilities:
Accounts receivable	(20,369)	(463)
Inventories	(11,128)	(382)
Other assets	10	(450)
Accounts payable	25,297	(5,586)
Accrued and other liabilities	(52)	(9,072)
Income taxes, net	5,904	962

Net cash provided by operating activities	37,720	16,701

Cash flows from investing activities:
Capital expenditures	(14,926)	(15,583)
Business acquisitions, net of cash acquired	(268)	—
Proceeds from disposition of property, plant and equipment	590	115
Proceeds from disposition of assets held for sale	653	—

Net cash used in investing activities	(13,951)	(15,468)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(1,170)
Repayments of term loan	(19,700)	—
Equity investment by parent	—	2,525
Decrease in unpresented bank drafts in excess of cash available for offset	(623)	(1,280)
Principal payments under capital leases	(162)	(64)
Financing costs incurred	—	(412)

Net cash used in financing activities	(20,485)	(401)

Net increase in cash and equivalents	3,284	832
Cash and equivalents, beginning of period	27,325	248

Cash and equivalents, end of period	$30,609	$1,080

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$28,082	$21,721

Income taxes	$(118)	$(1,819)

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$791	$684

Acquisition of property, plant and equipment utilizing capital leases	$81	$—

The accompanying notes are an integral part of the consolidated financial statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	GENERAL

BWAY Corporation (“BWAY”), including its principal subsidiary, North America Packaging Corporation (“NAMPAC”), and each of their lesser subsidiaries (collectively the “Company”, “we”, “our” or “us”), is a leading North American manufacturer of metal and rigid plastic containers for paint and certain other consumer and industrial products. We operate the company as two divisions. Our BWAY Packaging Division focuses on metal containers and our NAMPAC Division focuses on plastic containers. Each division sells and markets its particular products under the divisional name. Our metal containers include various steel containers such as paint, aerosol and specialty cans that are used by our customers to package a diverse range of end-use products which, in addition to paint, include household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. Our plastic containers include a wide range of rigid industrial plastic packaging such as open head industrial plastic pails, plastic tight head containers, large plastic bottles, plastic paint cans and open head and closed head plastic drums. Our end-use markets have historically exhibited stable demand characteristics, and our customer base includes leading participants in these markets.

BWAY is a wholly-owned subsidiary of BCO Holding Company, an affiliate of Kelso & Company, L.P. (“Kelso”), a private equity firm, as a result of a transaction whereby all outstanding shares of BWAY’s common stock, with certain exceptions, were acquired on February 7, 2003 by affiliates of Kelso and certain members of management (the “Transaction”). Effective with the Transaction, BWAY became a privately held company. In December 2003, we registered senior subordinated notes under the Securities Act (as further described in Note 4) thereby becoming subject to periodic filings with the Securities and Exchange Commission (the “SEC”).

On July 7, 2004, we acquired all of the outstanding shares of NAMPAC from MVOC, LLC, a Delaware limited liability company and sole owner of the NAMPAC shares (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $214.1 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of a $225.0 million term loan facility. The results of operations related to the NAMPAC Acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.3 million in transaction costs associated with the acquisition.

We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30. The first three quarterly fiscal periods end on the Sunday closest to December 31, March 31 or June 30 of the applicable quarter. Fiscal 2004 was a 53-week fiscal year with the additional week occurring in the first fiscal quarter, which ended January 4, 2004. Our NAMPAC subsidiary reports its operations on a calendar month basis and its financial position and results of operations are consolidated in the accompanying consolidated financial statements as of and for the three and nine months ended June 30, 2005. The balance sheets dated July 3, 2005 and October 3, 2004 include NAMPAC as of June 30, 2005 and September 30, 2004, respectively. There were not any material transactions between September 30, 2004 and October 3, 2004 or between June 30, 2005 and July 3, 2005 related to NAMPAC that required adjustment in the consolidated financial statements.

We have prepared the accompanying consolidated financial statements without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements as of July 3, 2005 and October 3, 2004 and for the three and nine months ended July 3, 2005 and July 4, 2004 include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods. Operating results for the three and nine months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 3, 2004 (the “Annual Report”).

Stock-Based Compensation

We measure stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”).

Accordingly, we are not required to record compensation expense when the exercise price of stock options granted to employees or directors is equal to or greater than the fair market value of the stock when the option is granted. If compensation expense for our stock-based compensation plan had been determined based on the calculated fair value of the option awards determined at the applicable grant dates, our net income would be as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income, as reported	$6,012	$3,190	$5,543	$2,926
Add: Stock-based compensation included in reported net income, net of taxes(1)	416	204	866	500
Less: Pro forma stock-based compensation determined under the fair-value based method, net of taxes	(832)	(610)	(2,200)	(1,903)

Pro forma net income	$5,596	$2,784	$4,209	$1,523

(1)	Stock-based compensation included in net income, net of taxes, recorded for the periods presented relates to stock options issued pursuant to the BCO Holding Stock Incentive Plan.

Reclassifications

We have reclassified certain prior year data in order to conform to the current presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 will be effective for inventory costs incurred beginning with our fiscal year 2006, which begins October 3, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). The revised Statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments available under APB 25, which we currently follow. For purposes of SFAS No. 123R, a nonpublic entity as defined in the Statement includes entities that have only debt securities trading in a public market. As a “nonpublic entity,” as defined by the Statement, SFAS No. 123R is not effective for us until the beginning of fiscal 2007.

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non–financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2007.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05–6, Determining the Amortization Period for Leasehold Improvements (“EITF 05–6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe the adoption of EITF 05–6 will have a significant effect on our consolidated financial statements.

2.	INVENTORIES

Inventories consist of the following:

($ in thousands)	July 3, 2005	October 3, 2004
Inventories at FIFO cost:
Raw materials	$22,060	$15,405
Work-in-process	35,990	27,081
Finished goods	24,485	21,324

	82,535	63,810
LIFO reserve	(12,132)	(4,535)

Inventories, net	$70,403	$59,275

During the first nine months of fiscal 2005, the LIFO reserve increased $7.6 million as a result of rising steel and plastic resin costs.

3.	GOODWILL AND OTHER INTANGIBLES

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

The following table sets forth the identifiable intangible assets by major asset class:

	July 3, 2005			October 3, 2004
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets

Customer relationships (1)	$158,060	$(19,385)	$138,675	$158,060	$(11,768)	$146,292
Tradenames (2)	22,833	(2,738)	20,095	22,833	(1,504)	21,329
Non-compete agreements (3)	401	(67)	334	401	(22)	379

Total amortized intangible assets	$181,294	$(22,190)	$159,104	$181,294	$(13,294)	$168,000

Unamortized intangible assets
Technology	$613	$—	$613	$613	$—	$613

Total identifiable intangible assets	$181,907	$(22,190)	$159,717	$181,907	$(13,294)	$168,613

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

Expected amortization expense by fiscal year is as follows:

($ in thousands)	Amount
Fiscal Year Ending:
2005	$11,862
2006	13,003
2007	13,405
2008	12,900
2009	12,510
Thereafter	104,320

$168,000

Of the fiscal 2005 expected amortization expense of $11.9 million, we recorded approximately $3.0 million in each of the first three quarters of fiscal 2005.

The following table sets forth the change in the carrying amount of goodwill by reportable segment during the nine months ended July 3, 2005. The change relates to purchase accounting adjustments primarily related to net operating loss carryforwards associated with the NAMPAC Acquisition, which resulted in an increase in deferred tax assets and a reduction in goodwill of approximately $1.6 million. Although substantially complete, the purchase price allocation for the NAMPAC Acquisition will be completed within one year of the acquisition date.

($ in thousands)	Metal Packaging	Plastic Packaging	Total
Goodwill
Balance, October 3, 2004	$112,556	$107,741	$220,297
Adjustments related to the NAMPAC Acquisition	—	(1,357)	(1,357)

Balance, July 3, 2005	$112,556	$106,384	$218,940

4.	LONG-TERM DEBT

Long-term debt consists of the following:

($ in thousands)	July 3, 2005	October 3, 2004
10% senior subordinated notes due 2010	$200,000	$200,000
Senior credit facility: Term loan	195,300	215,000

Long-term debt	395,300	415,000
Less: Current portion	—	19,700

Long-term debt	$395,300	$395,300

10% Senior Subordinated Notes Due 2010

On November 27, 2002, BWAY Finance Corp. (“BWAY Finance”) completed a private offering of $200.0 million aggregate principal amount of its 10% Senior Subordinated Notes due 2010, which we assumed on February 7, 2003 in connection with the Transaction. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Notes”). The Notes were issued under an Indenture, dated as of November 27, 2002, between BWAY Finance and The Bank of New York, as trustee, as amended and supplemented by a First Supplemental Indenture, dated as of February 7, 2003, among BWAY, BWAY Finance and The Bank of New York, as trustee, (collectively, the “Indenture”).

The Notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations (as defined in the Indenture) of the Company. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Notes mature on October 15, 2010.

Except in certain cases following an equity offering, as described below, we cannot redeem the Notes until October 15, 2006. Thereafter, we may redeem some or all of the Notes at the redemption prices specified in the Indenture (105.0% on October 15, 2006 declining annually to 100% on October 15, 2009), plus accrued and unpaid interest to the date of redemption.

At any time before October 15, 2005, we can choose to redeem up to 35% of the outstanding Notes with money that we raise in one or more equity offerings, provided: we pay 110% of the face amount of the notes, plus interest; we redeem the notes within 90 days of completing the equity offering; and at least 65% of the aggregate principal amount of notes issued remains outstanding afterwards.

Upon the occurrence of a Change in Control (as defined in the Indenture) the holders of these notes could require us to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our (and some or all of our subsidiaries) ability to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At July 3, 2005, we were in compliance will all applicable covenants contained in the Indenture.

Under the terms of the Indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Notes. The Indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Notes.

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the remaining term of the notes. At July 3, 2005 and October 3, 2004, approximately $5.5 million and $6.3 million, respectively, of the deferred costs were unamortized.

Credit Facility

Our current credit facility consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010 under certain conditions) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

During the first six years of the Term Loan, annual amortization payable quarterly beginning September 30, 2004, is required in the initial amount of $0.9 million; thereafter, the remaining principal amount of the Term Loan is payable in four equal quarterly amortization payments, the final installment of which occurs on the Term Loan maturity date. However, we have the option of making voluntary prepayments, whereby, upon our election, the prepayment will first reduce the scheduled repayments becoming due within twelve months of the prepayment and any excess is used to reduce all future scheduled repayments on a pro rata basis.

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

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range from 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range from 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion.

The rate margins were initially fixed through January 2, 2005, but are now subject to change quarterly based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. Based on our ratio of Consolidated Indebtedness to Consolidated EBITDA as of April 3, 2005, the rate margins did not change during the quarter ended July 3, 2005 and remain at the initial margins as described above.

We incurred and have deferred approximately $6.7 million in financing costs related to the underwriting of the Credit Facility, which includes a carry forward of approximately $0.2 million of unamortized deferred financing costs associated with the previous credit facility pursuant to Emerging Issues Task Force Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. We are amortizing $5.7 million of these deferred costs, which are associated with the Term Loan, to interest expense over the term of the loan in proportion to the outstanding principal. We are amortizing the remaining $1.0 million, which includes the $0.2 million carry forward, on a straight-line basis over the term of the Revolver. At July 3, 2005 and October 3, 2004, approximately $5.6 million and $6.4 million, respectively, of the deferred costs were unamortized.

At July 3, 2005, we were in compliance will all applicable credit agreement covenants related to the Credit Facility.

BCO Holding and each of our subsidiaries, including NAMPAC and its subsidiaries, have guaranteed our obligations under the Credit Facility, which is secured by substantially all of our assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

At July 3, 2005, we had $6.7 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $23.3 million. At July 3, 2005, we did not have any outstanding Revolver borrowings. The borrowing rate on the Term Loan borrowings as of July 3, 2005 was approximately 5.5%.

Scheduled maturities of long-term debt as of July 3, 2005 are as follows:

($ in thousands)	Amount
Fiscal Year Ending:
2005	$—
2006	—
2007	—
2008	94
2009	992
Thereafter	394,214

$395,300

5.	EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities as of July 3, 2005 and October 3, 2004.

($ in thousands)	July 3, 2005	October 3, 2004
Defined benefit pension liability	$3,837	$4,264
Retiree medical and other postretirement benefits	5,062	4,912
Deferred compensation	5,957	5,658

	$14,856	$14,834

The following table summarizes the components of net periodic benefit cost. Net periodic benefit costs include net periodic pension costs associated with a defined benefit pension plan we acquired in July 2004. Accordingly, there were no net periodic pension costs for the three and nine months ended July 4, 2004. The defined benefit pension plan was frozen effective October 31, 2004.

($ in millions)	Defined Benefit Pension Plan		Other Postretirement Benefits
	Three Months Ended	Nine Months Ended	Three Months Ended		Nine Months Ended
	July 3, 2005		July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$—	$71	$1	$1	$3	$3
Interest cost	163	464	108	100	298	300
Expected return on plan assets	(133)	(427)	—	—	—	—
Recognized net actuarial loss	—	—	15	17	43	50

Net periodic benefit costs	$30	$108	$124	$118	$344	$353

During the nine months ended July 3, 2005, we contributed approximately $0.5 million to the defined benefit pension plan. We do not expect to make any further contributions to the plan during the remainder of the fiscal year.

6.	RESTRUCTURING AND IMPAIRMENT CHARGES

The following table sets forth changes in our restructuring and exit liabilities from October 3, 2004 to July 3, 2005. The nature of the liabilities has not changed from that previously reported in the Annual Report. The restructuring and exit liabilities are included in other current liabilities.

($ in millions)	Balance October 3, 2004	Additions/ Adjustments	Expenditures	Asset Impairments	Balance July 3, 2005
Restructuring liability:
Facility closure costs	$0.1	$3.1	$(1.3)	$—	$1.9
Severance costs	—	1.0	(0.4)	—	0.6
Asset impairments	—	0.8	—	(0.8)	—

Total restructuring liability	$0.1	$4.9	$(1.7)	$(0.8)	$2.5

Exit liability:
Facility closure costs	$0.2	$(0.1)	$(0.1)	$—	$—

All of the exit liability related to our metal packaging segment. The restructuring liability by segment is as follows.

($ in millions)	Balance October 3, 2004	Additions/ Adjustments	Expenditures	Asset Impairments	Balance July 3, 2005
Restructuring liability:
Metal packaging segment	$0.1	$0.3	$(0.3)	$—	$0.1
Plastics packaging segment	—	4.6	(1.4)	(0.8)	2.4

Total restructuring liability	$0.1	$4.9	$(1.7)	$(0.8)	$2.5

Restructuring and Impairment Charges

In October 2004, our Board approved a broad plan to close certain plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of fiscal 2004, and the remaining facilities were closed in April 2005. Approximately 88 hourly and approximately 41 salaried employees are affected by the plan. We believe the consolidation of existing business from these closed facilities into our NAMPAC facilities will result in lower overall manufacturing costs and improved manufacturing capacity.

During the three and nine months ended July 3, 2005, we recorded restructuring and impairment charges of $3.9 million and $4.8 million, respectively. The $4.8 million charge includes a $0.8 million impairment charge taken in the third quarter related to certain manufacturing equipment currently held for sale. The remaining $4.0 million restructuring charge consist of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $2.8 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and $(0.1) million to adjust a previously recognized facility closure exit liability.

A portion of the $2.8 million restructuring charge related to shutdown costs includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of fiscal 2005. We expect to incur future restructuring charges of approximately $2.0 million related to facility shutdown and holding costs and to additional severance.

In addition to the restructuring and impairment charges, we recorded during the first half of fiscal 2005 approximately $3.9 million of additional depreciation associated with the shortened useful lives of equipment subsequently taken out of service in association with the closure of certain of our plastics manufacturing facilities, as discussed above.

As of July 3, 2005, the estimated fair value less cost to sell of property, plant and equipment held for sale associated with these closed facilities was approximately $0.8 million and is included in Other Current Assets in the consolidated balance sheet.

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

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. Our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. In order to reduce our exposure, we joined a PRP group in the third quarter of fiscal 2005. We estimate our total exposure related to this site will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We have accrued liabilities of approximately $0.3 million and $0.2 million for environmental investigation and remediation obligations as of July 3, 2005 and October 3, 2004, respectively; however, we cannot guarantee that future expenditures will not exceed the amounts accrued.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition or results of operations. At July 3, 2005 and October 3, 2004, we had accrued approximately $0.6 million and $0.7 million, respectively, related to pending litigation matters.

Letters of Credit

At July 3, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.7 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

8.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our products lines in two reportable segments — Metal Packaging and Plastics Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing processes are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes metal packaging products and material center services. Primarily products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our plastics packaging division.

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

The following sets forth certain financial information attributable to our business segments for three and nine months ended July 3, 2005 and July 4, 2004.

($ in thousands)	Three Months Ended		Nine Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales
Metal packaging	$146,815	$134,174	$386,903	$390,887
Plastics packaging	80,597	8,171	222,046	23,259

Consolidated net sales	$227,412	$142,345	$608,949	$414,146

Income before income taxes
Metal packaging	$24,911	$19,203	$60,545	$51,023
Plastics packaging	8,685	34	15,822	1,351

Segment earnings before depreciation and amortization	33,596	19,237	76,367	52,374

Corporate undistributed expenses	3,088	1,554	7,410	5,332
Depreciation and amortization (see below)	9,372	6,219	32,565	23,682
Restructuring and impairment charges	3,943	179	4,821	264
Interest expense, net	8,155	5,769	23,928	18,095
Other, net	61	218	(592)	326

Consolidated income before income taxes	$8,977	$5,298	$8,235	$4,675

Depreciation and amortization
Metal packaging	$5,083	$5,194	$16,116	$20,598
Plastics packaging	3,818	442	14,957	1,334

Segment depreciation and amortization	8,901	5,636	31,073	21,932
Corporate	471	583	1,492	1,750

Consolidated depreciation and amortization	$9,372	$6,219	$32,565	$23,682

The following table sets forth total assets attributable to our business segments as of July 3, 2005 and October 3, 2004.

($ in thousands)	July 3, 2005	October 3, 2004
Total assets
Metal packaging	$322,179	$318,942
Plastics packaging	278,776	284,740

Segment assets	600,955	603,682
Corporate	153,873	137,722

Consolidated total assets	$754,828	$741,404

9.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

Our 10% Senior Subordinated Notes due 2010 and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Notes and Term Loan, as of and for the three and nine months ended July 3, 2005. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

July 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$29,482	$1,127	$—	$30,609
Accounts receivable, net	63,190	38,110	—	101,300
Inventories, net	47,755	22,648	—	70,403
Deferred tax assets	10,368	1,287	—	11,655
Other	3,914	803	—	4,717

Total current assets	154,709	63,975	—	218,684

Property, plant and equipment, net	93,550	51,167	—	144,717

Other assets
Goodwill	120,259	98,681	—	218,940
Other intangibles, net	59,756	99,961	—	159,717
Deferred financing fees, net	11,119	—	—	11,119
Other	1,081	570	—	1,651
Investment in subsidiaries	218,224	—	(218,224)	—

Total other assets	410,439	199,212	(218,224)	391,427

Total Assets	$658,698	$314,354	$(218,224)	$754,828

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$51,401	$39,926	$—	$91,327
Accrued salaries and wages	7,602	3,724	—	11,326
Accrued interest	4,897	—	—	4,897
Accrued rebates	8,911	441	—	9,352
Other	19,607	2,457	—	22,064

Total current liabilities	92,418	46,548	—	138,966

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	31,915	48,714	—	80,629
Intercompany	3,231	(3,231)	—	—
Other	15,286	4,099	—	19,385

Total other long-term liabilities	50,432	49,582	—	100,014

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	214,107	(214,107)	104,022
Retained earnings	17,115	4,705	(4,705)	17,115
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	120,548	218,224	(218,224)	120,548

Total Liabilities and Stockholder’s Equity	$658,698	$314,354	$(218,224)	$754,828

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 3, 2004

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$22,800	$4,525	$—	$27,325
Accounts receivable	52,618	28,421	—	81,039
Inventories, net	43,544	15,731	—	59,275
Deferred tax assets	7,717	1,122	—	8,839
Other	5,945	247	—	6,192

Total current assets	132,624	50,046	—	182,670

Property, plant and equipment, net	106,625	48,770	—	155,395

Other assets
Goodwill	120,259	100,038	—	220,297
Other intangibles, net	64,899	103,714	—	168,613
Deferred financing fees, net	12,726	—	—	12,726
Other	1,140	563	—	1,703
Investment in subsidiaries	213,037	—	(213,037)	—

Total other assets	412,061	204,315	(213,037)	403,339

Total Assets	$651,310	$303,131	$(213,037)	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$36,713	$29,588	$—	$66,301
Accrued salaries and wages	6,544	2,060	—	8,604
Accrued interest	10,625	—	—	10,625
Accrued rebates	6,974	390	—	7,364
Current portion of long-term debt	19,700	—	—	19,700
Other	15,072	2,622	—	17,694

Total current liabilities	95,628	34,660	—	130,288

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(2,347)	2,347	—	—
Other	13,906	4,373	—	18,279

Total other long-term liabilities	45,377	55,434	—	100,811

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,572	(220)	220	11,572
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	115,005	213,037	(213,037)	115,005

Total Liabilities and Stockholder’s Equity	$651,310	$303,131	$(213,037)	$741,404

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the three months ended July 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$147,442	$79,970	$—	$227,412

Costs, expenses and other
Cost of products sold (excluding
depreciation and amortization)	121,567	70,154	(178)	191,543
Depreciation and amortization	5,530	3,842	—	9,372
Selling and administrative expenses	4,475	763	—	5,238
Restructuring and impairment charge	3,943	—	—	3,943
Interest expense, net	8,183	(28)	—	8,155
Financial advisory fees	123	—	—	123
Other, net	(134)	17	178	61

Total costs, expenses and other	143,687	74,748	—	218,435

Income before taxes	3,755	5,222	—	8,977
Income tax provision	1,313	1,652	—	2,965
Equity in income of subsidiaries	3,570	—	(3,570)	—

Net income	$6,012	$3,570	$(3,570)	$6,012

BWAY Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the nine months ended July 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$396,802	$212,147	$—	$608,949

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	332,567	192,315	(533)	524,349
Depreciation and amortization	21,542	11,023	—	32,565
Selling and administrative expenses	12,357	2,915	—	15,272
Restructuring and impairment charge	4,821	—	—	4,821
Interest expense, net	23,958	(30)	—	23,928
Financial advisory fees	371	—	—	371
Other, net	(566)	(559)	533	(592)

Total costs, expenses and other	395,050	205,664	—	600,714

Income before taxes	1,752	6,483	—	8,235
Income tax provision	572	2,120	—	2,692
Equity in income of subsidiaries	4,363	—	(4,363)	—

Net income	$5,543	$4,363	$(4,363)	$5,543

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended July 3, 2005

	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$33,350	$4,370	$—	$37,720

Cash Flows from Investing Activities
Capital expenditures	(7,158)	(7,768)	—	(14,926)
Business acquisitions, net of cash acquired	(268)			(268)
Other	1,243		—	1,243

Net cash used in investing activities	(6,183)	(7,768)	—	(13,951)

Cash Flows from Financing Activities
Repayments of term loan	(19,700)		—	(19,700)
Other	(785)	—	—	(785)

Net cash used in financing activities	(20,485)	—	—	(20,485)

Net increase (decrease) in cash and cash equivalents	6,682	(3,398)	—	3,284
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$29,482	$1,127	$—	$30,609

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

NAMPAC Acquisition. On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $214.1 million in cash for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments —Metal Packaging and Plastics Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing processes are unique for each segment. In addition to the business segments, we report certain items as “corporate,” which relate to corporate services including accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

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

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the three months ended July 3, 2005 and July 4, 2004.

	Three Months Ended		Change		As a % of Net Sales Three Months Ended
($ in thousands)	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Net sales	$227,412	$142,345	$85,067	59.8%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	191,543	121,069	70,474	58.2%	84.2%	85.1%

Gross margin	35,869	21,276	14,593	68.6%	15.8%	14.9%

Depreciation and amortization	9,372	6,219	3,153	50.7%	4.1%	4.4%
Selling and administrative expenses	5,238	3,470	1,768	51.0%	2.3%	2.4%
Restructuring and impairment charges	3,943	179	3,764	—	1.7%	0.1%
Interest expense, net	8,155	5,769	2,386	41.4%	3.6%	4.1%
Financial advisory fees	123	123	—	—	0.1%	0.1%
Other, net	61	218	(157)	(72.0)%	—	0.2%

Income before income taxes	8,977	5,298	3,679	69.4%	3.9%	3.7%
Income tax provision	2,965	2,108	857	40.7%	1.3%	1.5%

Net income	6,012	$3,190	$2,822	88.5%	2.6%	2.2%

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the nine months ended July 3, 2005 and July 4, 2004.

	Nine Months Ended		Change		As a % of Net Sales Nine Months Ended
($ in thousands)	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Net sales	$608,949	$414,146	$194,803	47.0%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization	524,349	355,697	168,652	47.4%	86.1%	85.9%

Gross margin	84,600	58,449	26,151	44.7%	13.9%	14.1%

Depreciation and amortization	32,565	23,682	8,883	37.5%	5.3%	5.7%
Selling and administrative expenses	15,272	11,036	4,236	38.4%	2.5%	2.7%
Restructuring and impairment charges	4,821	264	4,557	—	0.8%	0.1%
Interest expense, net	23,928	18,095	5,833	32.2%	3.9%	4.4%
Financial advisory fees	371	371	—	—	0.1%	0.1%
Other, net	(592)	326	(918)	—	(0.1)%	0.1%

Income before income taxes	8,235	4,675	3,560	76.1%	1.4%	1.1%
Income tax provision	2,692	1,749	943	53.9%	0.4%	0.4%

Net income	$5,543	$2,926	$2,617	89.4%	0.9%	0.7%

Net Sales

Net Sales by Segment ($ in thousands)	Nine Months Ended		Change		As a % of the Total Nine Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$386,903	$390,887	$(3,984)	(1.0)%	63.5%	94.4%
Plastics packaging	222,046	23,259	198,787	—	36.5%	5.6%

Consolidated net sales	$608,949	$414,146	$194,803	47.0%	100.0%	100.0%

($ in thousands)	Three Months Ended		Change		Three Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$146,815	$134,174	$12,641	9.4%	64.6%	94.3%
Plastics packaging	80,597	8,171	72,426	—	35.4%	5.7%

Consolidated net sales	$227,412	$142,345	$85,067	59.8%	100.0%	100.0%

The decrease in metal packaging segment net sales for the first nine months of fiscal 2005 over the comparable period of fiscal 2004 is primarily related to the loss of the Folgers coffee can business in the first half of fiscal 2004, to voluntary reductions in certain unprofitable material center sales as capacity was redirected to meet internal needs, and to other volume declines, which were partially offset by higher selling prices related to the pass through of higher metal costs. The increase in metal packaging segment net sales for the third quarter of fiscal 2005 over the comparable period of fiscal

2004 is primarily a result of higher selling prices related to the pass through of higher metal costs and to volume gains in ammunition boxes.

The increase in plastics packaging segment net sales for the three and nine months is attributable to the NAMPAC Acquisition, which occurred in July 2004.

Cost of Products Sold

Cost of Products Sold by Segment (excluding depreciation and amortization) ($ in thousands)	Nine Months Ended		Change		As a % of the Total Nine Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$321,183	$334,258	$(13,075)	(3.9)%	61.3%	94.0%
Plastics packaging	202,927	21,291	181,636	—	38.7%	6.0%

Segment cost of products sold	$524,110	$355,549	$168,561	47.4%	100.0%	100.0%

Corporate undistributed expenses	239	148	91	61.5%	0.0%	0.0%

Consolidated cost of products sold	$524,349	$355,697	$168,652	47.4%	100.0%	100.0%

($ in thousands)	Three Months Ended		Change		Three Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$120,350	$113,058	$7,292	6.4%	62.8%	93.4%
Plastics packaging	71,086	7,948	63,138	—	37.1%	6.6%

Segment cost of products sold	$191,436	$121,006	$70,430	58.2%	99.9%	99.9%

Corporate undistributed expenses	107	63	44	69.8%	0.1%	0.1%

Consolidated cost of products sold	$191,543	$121,069	$70,474	58.2%	100.0%	100.0%

The change in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment during the third quarter and first nine months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the change in segment net sales, as discussed above, and declines in volume, partially offset by an additional expense of approximately $2.7 million in first nine months of fiscal 2005 over the comparable period of fiscal 2004 related to an increase in the LIFO reserve resulting from the higher cost of steel. The change in LIFO reserve in the third quarter of fiscal 2005 was comparable to the change in the third quarter of fiscal 2004.

Metal packaging segment CPS as a percentage of segment net sales decreased to 80.6% in the third quarter of fiscal 2005 from 86.3% in the third quarter of fiscal 2004 and decreased to 83.6% in the first nine months of fiscal 2005 from 86.2% in the first nine months of fiscal 2004. The decrease in CPS as a percentage of segment net sales in each of the third quarter and first nine months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the timing of our recognition of steel cost increases compared with the time when the pass through of steel surcharges to customers is recognized in net sales. We believe the improvements in metal packaging segment CPS as a percentage of segment net sales are temporary, and we anticipate the percentages will begin to increase to historic percentages in the coming quarters. In the fourth quarter of fiscal 2004, we began the implementation of a lean manufacturing program in the metal packaging segment to increase its operating efficiency and productivity. We began realizing the benefits of this initiative during the second quarter of fiscal 2005, and we expect to realize additional benefits for the remainder of fiscal 2005 and in fiscal 2006.

The increase in CPS for the plastics packaging segment in the third quarter and first nine months of fiscal 2005 from the comparable periods in fiscal 2004 is primarily due to the NAMPAC Acquisition, which occurred in July 2004.

Plastics packaging segment CPS as a percentage of segment net sales increased to 93.7% in the third quarter of fiscal 2005 from 89.0% in the third quarter of fiscal 2004 and increased to 93.2% in the first nine months of fiscal 2005 from 88.4% in the first nine months of fiscal 2004 primarily as a result of higher operating costs associated with the NAMPAC Acquisition and to higher raw material costs for plastic resin. Additionally, segment CPS for the third quarter and first nine months of fiscal 2005 was impacted by approximately $(2.3) million and $1.6 million, respectively, related to changes in the LIFO reserve resulting from movements in raw material costs.

Depreciation and Amortization

Depreciation and Amortization by Segment ($ in thousands)	Nine Months Ended		Change		As a % of the Total Nine Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$16,116	$20,598	$(4,482)	(21.8)%	49.5%	87.0%
Plastics packaging	14,957	1,334	13,623	—	45.9%	5.6%

Segment depreciation and amortization	$31,073	$21,932	$9,141	41.7%	95.4%	92.6%

Corporate	1,492	1,750	(258)	(14.7)%	4.6%	7.4%

Consolidated depreciation and amortization	$32,565	$23,682	$8,883	37.5%	100.0%	100.0%

($ in thousands)	Three Months Ended		Change		Three Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$5,083	$5,194	$(111)	(2.1)%	54.2%	83.5%
Plastics packaging	3,818	442	3,376	—	40.7%	7.1%

Segment depreciation and amortization	$8,901	$5,636	$3,265	57.9%	95.0%	90.6%

Corporate	471	583	(112)	(19.2)%	5.0%	9.4%

Consolidated depreciation and amortization	$9,372	$6,219	$3,153	50.7%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense for the first nine months of fiscal 2005 over the comparable period in fiscal 2004 primarily relates to additional depreciation expense of $5.0 million related to the shortened useful lives of assets disposed of following the closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004.

In the third quarter and first nine months of fiscal 2005, plastics packaging segment depreciation and amortization includes approximately $3.7 million and $10.5 million, respectively, related to assets acquired in connection with the NAMPAC Acquisition. The first nine months of fiscal 2005 includes approximately $3.9 million of additional depreciation associated with the shortened useful lives on certain assets, primarily equipment, to be disposed of in connection with the closure of certain of our plastics manufacturing facilities.

Selling and Administrative Expenses

Selling and Administrative Expenses by Segment ($ in thousands)	Nine Months Ended		Change		As a % of the Total Nine Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$5,175	$5,606	$(431)	(7.7)%	33.9%	50.8%
Plastics packaging	3,297	617	2,680	—	21.6%	5.6%

Segment selling and administrative expenses	$8,472	$6,223	$2,249	36.1%	55.5%	56.4%

Corporate undistributed expenses	6,800	4,813	1,987	41.3%	44.5%	43.6%

Consolidated selling and administrative expenses	$15,272	$11,036	$4,236	38.4%	100.0%	100.0%

($ in thousands)	Three Months Ended		Change		Three Months Ended
	July 3, 2005	July 4, 2004	$	%	July 3, 2005	July 4, 2004
Metal packaging	$1,554	$1,913	$(359)	(18.8)%	29.7%	55.1%
Plastics packaging	826	189	637	—	15.8%	5.4%

Segment selling and administrative expenses	$2,380	$2,102	$278	13.2%	45.4%	60.6%

Corporate undistributed expenses	2,858	1,368	1,490	108.9%	54.6%	39.4%

Consolidated selling and administrative expenses	$5,238	$3,470	$1,768	51.0%	100.0%	100.0%

The change in metal packaging segment selling and administrative expenses for the third quarter and first nine months of fiscal 2005 from comparable periods of fiscal 2004 relates primarily to the timing of certain sales expenses.

The increase in plastics packaging segment selling and administrative expenses for the third quarter and first nine months of fiscal 2005 over the comparable periods of fiscal 2004 is primarily related to higher costs associated with the NAMPAC Acquisition, which occurred in the fourth quarter of fiscal 2004.

The increase in corporate undistributed selling and administrative expenses for the third quarter and first nine months of fiscal 2005 over the comparable periods of fiscal 2004 primarily relates to higher stock based compensation, bonus expense and professional fees related to our Sarbanes-Oxley compliance initiative. The increase in corporate undistributed selling and administrative expenses for the first nine months of fiscal 2005 over the first nine months of fiscal 2004 was partially offset by a recovery in the first quarter of fiscal 2005 of a previously written-off note receivable.

Restructuring and Impairment, Interest, Taxes and Other

Restructuring and Impairment Charges. In the first nine months of fiscal 2005, we recorded a $4.8 million charge consisting of a $0.8 million impairment charge and a $4.0 million restructuring charge. The impairment charge relates to the write-down of certain manufacturing equipment currently held for sale. The restructuring charge consists of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $2.8 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and $(0.1) million to adjust a previously recorded facility closure exit liability.

A portion of the $2.8 million restructuring charge related to shutdown costs, as discussed above, includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of fiscal 2005. We expect to incur future restructuring charges of approximately $2.0 million related to facility shutdown and holding costs and to additional severance.

Interest Expense, Net. Interest expense, net, increased $2.4 million to $8.2 million in the third quarter of fiscal 2005 and increased $5.8 million to $23.9 million in the first nine months of fiscal 2005 over the comparable third quarter and first nine months of fiscal 2004, respectively. The increases are primarily attributable to the higher debt associated with the NAMPAC Acquisition, which occurred in the fourth quarter of fiscal 2004.

Income Tax Provision. The income tax provision increased $0.9 million to $3.0 million in the third quarter of fiscal 2005 from $2.1 million in the third quarter of fiscal 2004 and income tax provision increased $1.0 million to $2.7 million in the first nine months of fiscal 2005 from $1.7 million in the first nine months of fiscal 2004. The effective tax rate decreased for the third quarter and first nine months of fiscal 2005 from the comparable periods in fiscal 2004 partially due to the impact on the effective rate associated with the NAMPAC Acquisition. The decrease in the effective tax rate for the first nine months of fiscal 2005 from the first nine months of fiscal 2004 was also impacted by a tax provision adjustment in the first nine months of fiscal 2004 associated with the filing of the preceding year’s tax return.

Other, Net. Other, net, in the first nine months of fiscal 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas, each of which occurred in the first quarter of fiscal 2005.

Liquidity and Capital Resources

Our cash requirements for capital expenditures during the first nine months of fiscal 2005 were financed through operations. During the first nine months of fiscal 2005, cash and cash equivalents increased $3.3 million, primarily due to cash flows from operations offset by capital expenditures and repayments of a portion of our borrowings outstanding under our Term Loan. During the first nine months of fiscal 2004, cash and cash equivalents, net of a $2.5 equity investment from our parent, decreased $1.7 million primarily due to a $1.2 million repayment on our revolving credit facility.

During the first nine months of fiscal 2005, we repaid $19.7 million of our Term Loan. The repayment consisted of voluntary prepayments of $19.1 million and a required repayment of $0.6 million. The required repayment represented the net proceeds from the sale of a vacant manufacturing facility in Dallas, Texas. As a result of these repayments, our next scheduled quarterly repayment of approximately $0.1 million becomes due in June 2008. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

At July 3, 2005, we had $23.3 million in revolving credit available after taking into consideration $6.7 million in standby letters of credit, which reduce available borrowings under the $30.0 million Revolver. We were in compliance with all debt covenants at July 3, 2005 related to the Credit Facility and the Notes.

Net cash provided by operating activities was $37.7 million during the first nine months of fiscal 2005 compared to $16.7 million in the first nine months of fiscal 2004. During the first nine months of fiscal 2005 and fiscal 2004, cash provided by operations was primarily from higher operating income resulting from the NAMPAC Acquisition in the fourth quarter of fiscal 2004 and from improved operating performance in our metal packaging division. The primary uses of cash in operating activities was interest paid of $28.1 million and $21.7 million during the first nine months of each of fiscal 2005 and fiscal 2004, respectively and a net increase in primary working capital (inventories, accounts receivable and accounts payable) that resulted in use of cash of $6.2 million and $6.4 million during the first nine months of each of fiscal 2005 and fiscal 2004, respectively. The increase in cash interest paid relates primarily to increased debt related to the NAMPAC Acquisition.

Net cash used in investing activities was $14.0 million during the first nine months of fiscal 2005 compared to $15.5 million during the first nine months of fiscal 2004. Net cash used in investing activities was primarily used for capital expenditures during the first nine months of each fiscal year. Capital expenditures decreased $0.7 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of higher capital expenditures in the first nine months of fiscal 2004 related to the opening of our Sturtevant, Wisconsin manufacturing facility partially offset by higher capital expenditures in first nine months of fiscal 2005 related to our NAMPAC Acquisition. Net cash used in investing activities in the first nine months of fiscal 2005 was reduced by $1.2 million related to proceeds from the sale of property, plant and equipment and assets held for sale.

Net cash used in financing activities was $20.5 million and $0.4 million during the first nine months of fiscal 2005 and fiscal 2004, respectively. In the first nine months of fiscal 2005, $19.7 million was used to repay outstanding Term Loan borrowings and in the first nine months of fiscal 2004, $1.2 million was used to repay revolving credit facility borrowings. There were no outstanding revolving credit facility borrowings at July 3, 2005. Decreases in unpresented bank drafts in excess of cash available for offset used cash of $0.6 million and $1.3 million in the first nine months of fiscal 2005 and the first nine months of fiscal 2004, respectively. We received $2.5 million in equity from our parent in the first nine months of fiscal 2004 in anticipation of the NAMPAC Acquisition and we paid $0.4 million in financing costs associated with our then existing revolving credit facility.

We expect that cash provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, during the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows or that future borrowing will be available in an amount sufficient to enable us to service our debt, including the senior subordinated notes, or to fund our other liquidity needs in the long term.

Interest Rate Risk

The interest rate on our outstanding 10% senior subordinated notes is fixed. As such, our cash flows and earnings are not exposed to the market risk of interest rate changes related to these notes. However, holders of the notes are exposed to market risk associated with interest rate changes that impact the fair value of the notes prior to maturity.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range from 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range from 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion.

After January 2, 2005, rate margins became subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. Based on our ratio of Consolidated Indebtedness to Consolidated EBITDA as of April 3, 2005, the rate margins did not change in the quarter ended July 3, 2005 from those initially set as described above.

At July 3, 2005, we have Credit Facility borrowings outstanding of $195.3 million that are subject to interest rate risk. Each 100 basis point increase in interest rates on these borrowings would reduce quarterly pretax earnings and cash flows by approximately $0.5 million based on the balance at July 3, 2005. We do not manage this interest rate risk with rate caps or other derivative instruments.

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

Off-Balance Sheet Arrangements

As of July 3, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 3, 2004.

At July 3, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.7 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

In the first quarter of fiscal 2004, we received information indicating that the State of Georgia may consider the Company a potentially responsible party (“PRP”) at a waste disposal site in Georgia. Our possible PRP status is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. In order to reduce our exposure, we joined a PRP group in the third quarter of fiscal 2005. We estimate our total exposure related to this site will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We have accrued liabilities of approximately $0.3 million and $0.2 million for environmental investigation and remediation obligations as of July 3, 2005 and October 3, 2004, respectively; however, we cannot guarantee that future expenditures will not exceed the amounts accrued.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of July 3, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC rules and forms. No changes occurred during the quarter ended July 3, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There were no events to report under this item for the quarter ended July 3, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no events to report under this item for the quarter ended July 3, 2005.

Item 3. Defaults Upon Senior Securities

There were no events to report under this item for the quarter ended July 3, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no events to report under this item for the quarter ended July 3, 2005.

Item 5. Other Information

There were no events to report under this item for the quarter ended July 3, 2005.

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

BWAY Corporation
(Registrant)

Date: August 16, 2005	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2005	By:	/s/ Kevin C. Kern
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