Form 10-K
period 2005-10-02
BWAY CORP
filed 2005-12-22
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:

October 2, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (☒)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 3, 2005 (the registrant’s most recently completed second fiscal quarter), all of the voting and non-voting common equity was held by affiliates. The registrant’s common equity is not publicly traded.

As of December 21, 2005, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BWAY CORPORATION

ii

BWAY CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended October 2, 2005

PART I

Item 1. Business

GENERAL

BWAY Corporation (“BWAY”), including its principal subsidiary, North America Packaging Corporation (“NAMPAC”), and each of their lesser subsidiaries (collectively the “Company”, “we”, “our” or “us”) is a leading North American manufacturer of metal and rigid plastic containers for paint and certain other consumer and industrial products. Our product offerings include a wide variety of steel containers such as paint, aerosol and specialty cans, which are used by our customers to package a diverse range of end-use products including paint, household and personal care products, automotive after-market products, paint thinners and driveway and deck sealants. Our plastic containers include injection molded plastic pails and blow-molded tight head containers, drums and bottles. Our end-use markets have historically exhibited stable demand characteristics and our customer base includes leading participants in these markets. The references in this report to market positions or market share are based on information derived from annual reports, trade publications and management estimates, which we believe are reliable.

We are the successor to a business founded in 1875. On February 7, 2003, we were acquired pursuant to a merger agreement dated September 30, 2002 whereby we became a wholly owned subsidiary of BCO Holding Company, which is a holding company controlled by affiliates of Kelso & Company, L.P., a private investment firm founded in 1971 (“Kelso”). Upon completion of the acquisition, BWAY became a private company and our common stock was delisted from the New York Stock Exchange. The acquisition by Kelso will be referred to herein as the “Transaction.” For a further discussion of the Transaction, see Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

On November 4, 2003, the Registration Statement for our $200 million 10% Senior Subordinated Notes Due 2010 became effective under the Securities Act of 1933 (the “Senior Notes”). In December 2003, we exchanged these notes for previously issued, unregistered notes in an equal principal amount.

Acquisitions and Dispositions

On July 7, 2004, we acquired all of the stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets, from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. For a further discussion of the NAMPAC Acquisition, see Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

On August 25, 2003, we acquired substantially all of the assets of SST Industries (“SST”), a manufacturer of rigid plastic containers for industrial packaging markets (the “SST Acquisition”). We paid approximately $23.0 million in cash, net of cash acquired, for the SST assets.

INDUSTRY SEGMENTS

Our business is organized on the basis of product type with two reportable segments: metal packaging and plastics packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The markets in which we participate can generally be placed into three broad categories: North American general line rigid metal containers (excluding aerosol), North American general line aerosol containers and North American general line rigid plastic containers. Our metal packaging segment includes the North American general line rigid metal containers (including aerosol) market and our plastics packaging segment includes the North American general line rigid plastic containers market.

Certain financial information about our industry segments is set forth in Part II herein under Item 7 and in the Notes to the Consolidated Financial Statements under Item 8.

Metal Packaging Segment (BWAY Packaging Division)

Metal containers are produced for three primary markets: beverage, food and general line. We compete primarily in the general line market, which includes paint cans and components, aerosol cans, oblong cans, steel pails, ammunition boxes and a variety of other specialty cans. We estimate, based on industry data published by the Can Manufacturers Institute (the trade association of the metal and composite can manufacturing industry in the United States), that 2005 industry shipments in the United States will approximate 132 billion units as follows: 76% to the beverage market, 21% to the food market and 3% to the general line market. General line cans generally have higher selling prices than food or beverage cans. Few companies compete in each of the three product markets, and most of the companies that produce beverage and food cans do not compete in the general line market.

Products and Markets

Our metal packaging segment operates primarily in North America in the general line segment of the metal container market. We also provide our customers with metal shearing, coating and printing services through material center services. In the United States, we are the leading producer of steel paint cans, the third largest producer of steel aerosol cans, and we have established significant market positions in most of our other product lines.

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid, and household and personal care products. Specific products include round cans with rings and plugs (generally paint cans), specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F” style cans, ammunition boxes and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to our customers within a one-day transit time.

The following table sets forth by fiscal year the approximate percentage of our metal packaging segment net sales by product or service:

Principal Metal Segment Product or Service	2003	2004	2005
General line metal containers	75%	91%	96%
Metal coffee cans(1)	13%	3%	—
Material center services(2)	12%	6%	4%

	100%	100%	100%

(1)	The decline in coffee can sales is a result of a customer’s conversion to alternative packaging that we do not manufacture. The conversion was completed in fiscal 2004. We expect future sales of coffee cans to continue to be nominal as a percentage of total metal packaging segment net sales.
(2)	The reduction in material center services sales is a result of an intentional redirection of our material center services capacity to meet internal needs. We expect future material center services as a percentage of total metal packaging segment net sales to continue to decline.

Paint Cans. We are the leading supplier in North America and the only national supplier of metal paint cans. We are the sole supplier of metal paint cans to the leading domestic paint companies, and we are the sole supplier of metal paint can components to the primary manufacturer of hybrid (plastic and metal) paint cans in North America. We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with one-gallon paint cans representing the majority of all paint can sales. Paint cans are manufactured to a variety of performance specifications and may be decorated on the outside for customer marketing purposes, although most paint manufacturers use paper labels rather than printed cans. The paint can components we produce include ears, rings, plugs and ends.

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

Aerosol Cans. We are the third largest supplier of aerosol cans in North America. We focus on serving as a primary supplier to small and medium sized customers and as a secondary supplier to large customers. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides. We produce a variety of sizes, which may be labeled or decorated to customer specifications.

Steel Pails. We are one of the leading suppliers of steel pails in North America. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil, and water repellent. Pails may be either “closed head” for easy pouring products, or “open head” for more viscous products, with a lid that is crimped on after filling. We manufacture steel pails in sizes ranging from two and one-half gallons to seven gallons. Steel pails are manufactured from either blackplate or cold rolled steel, are typically lined with rust inhibitors or other materials depending on the nature of the intended contents and are often decorated to customer specifications.

Material Center Services. Material center services consist of steel shearing, coating and lithography services. We provide material center services for our can assembly facilities and, to the extent we have excess capacity, to third party customers. Net sales from material center services have been reduced as a result of our intentional redirection of our material center capacity to meet internal needs. We expect future material center services sales as a percentage of total metal packaging segment net sales to continue to decline.

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. For fiscal 2005, sales to our 10 largest metal packaging segment customers accounted for approximately 48% of the segment’s net sales and approximately 16% of the segment net sales were to one individual customer, Sherwin-Williams.

Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the rights to retain the customer’s business subject to the terms of the competitive proposal.

We believe we have strong relationships with our major customers due to: (i) the close proximity of our manufacturing facilities to key customer locations; (ii) our low-cost, flexible manufacturing capabilities; and (iii) our reputation for quality and customer service.

Raw Materials

Our principal raw materials consist of tinplate, blackplate and cold rolled steel, energy, various coatings and inks and compounds. Steel products represent the largest component of raw material costs. Essentially, all of our products are manufactured from tinplate steel, except for pails and ammunition boxes, which are manufactured from either blackplate or cold rolled steel. We purchase all required raw materials from outside sources.

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

In fiscal 2004, several domestic steel suppliers implemented price surcharges that continue to affect the metal packaging industry. The steel suppliers have indicated the continued need for surcharges due to higher energy costs and increased global demand. A steel supply shortage could affect, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce goods for sale.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and given the current number of suppliers.

Historically, steel mills have announced in the last quarter of the calendar year expected price increases for the coming calendar year. For calendar 2006, the mills announced a 6% increase in the selling price of tinplate steel.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility and quality. We believe that (i) the close proximity of our manufacturing facilities to key customer locations, (ii) our low-cost, flexible manufacturing capabilities and (iii) our reputation for quality and customer service enable us to compete effectively.

In addition, we face competitive risks from substitute products, such as plastics, and, to a lesser extent, composites and flexible packaging containers. During recent years, the steel container industry has experienced slight volume declines in certain product categories due to substitute products. However, as raw material costs for substitute products continue to increase, we believe the risk of substitution is lessened. Steel containers continue to be the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (i) their price stability and competitiveness, compared to alternative packaging; (ii) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (iii) their lower storage and handling costs; (iv) their ability to hold highly volatile and solvent-based liquids; and (v) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives of our recent acquisitions of general line rigid plastic container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastics Packaging Segment (NAMPAC Division)

Products and Markets

We are the largest manufacturer of general line rigid plastic containers in the North American market and we produce products in five broad categories: (1) open-head containers; (2) tight-head containers; (3) F-Style plastic bottles; (4) plastic drums; and (5) plastic paint bottles.

The following table sets forth by fiscal year the approximate percentage of our plastics packaging segment net sales by product. We entered the plastics packaging segment in the last fiscal month of 2003 and net sales related to the segment were immaterial. As such, we have not provided percentages for fiscal 2003.

Principal Plastics Segment Product	2004	2005
Open-head plastic containers	72%	75%
Tight-head plastic containers	12%	12%
Other plastic containers	16%	13%

	100%	100%

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene (“HDPE”) that range in size from one gallon to seven gallons. They are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries. Open-head containers come with a variety of cover designs.

Tight-head Containers. Tight-head containers are blow-molded products that range in size from 10 liters to 15 gallons. They can be made either round or rectangular, and, like open-head containers, they are made of HDPE. The containers are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries. Fittings include flex spout, a solid screw cap and a tamper evident screw cap, as well as custom fittings based upon customer requests. Embossments and mold options include an 18-millimeter screw top vent with cap, stacking lugs for most rectangular tight-head containers, graduation marks and scoop bottom and tags in the top section.

The standard colors used are white and natural, but other colors are available as well. The company’s tight-head offering easily allows branded designs to be printed and are recyclable, offered in any color, stackable and easily transportable.

F-Style Plastic Bottles. F-Style plastic bottles are one-piece, blow-molded HDPE containers that range in size from one gallon to two and one-half gallons. Their most common use is for storing and shipping herbicides and pesticides for the crop protection industries. Standard colors for the F-Style containers are white and natural with other colors available.

Plastic Drums. Plastic drums are large transportable containers made from HDPE, fitted with a heavy-duty drain-free handling ring, and bottom hand well. They are made in both open-head and tight-head formats and are most frequently used for shipping concentrated beverage syrup and chemicals.

Plastic Paint Bottles. We are the primary supplier to a leading paint manufacturer of an innovative plastic paint container, which we co-developed with the customer, made from HDPE. We have a long-standing relationship with the customer, which also purchases other products from us, including metal packaging. The paint bottle we offer is proprietary to the customer and we cannot provide it to other paint manufacturers.

Customers

Our plastics packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are also customers of our metal packaging segment. NAMPAC has long-term relationships with its customers and in many cases is the exclusive supplier of its customers’ plastic packaging requirements. For fiscal 2005, sales to our 10 largest plastics packaging segment customers accounted for approximately 42% of the segment’s net sales and approximately 22% of the segment net sales were to one individual customer, Sherwin-Williams.

NAMPAC maintains a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. In addition, its customers are primarily non-cyclical industries, allowing NAMPAC to mitigate its exposure to macroeconomic changes.

Raw Materials

The main raw material utilized in the plastics packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. Furthermore, the product is relatively easy to process and form. HDPE resin constitutes approximately half of our plastics packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations. Resin prices have increased approximately 28% during the last year.

In order to mitigate the impact of resin price fluctuations, we have agreements with our customers, which represent a substantial majority of our plastic packaging net sales, allowing changes in resin cost to be passed through to them. Most of these agreements are tied to specific chemical indices, such as the DeWitt Index, which provide a benchmark for the price of resin. As a result, some or all of the change in resin price is passed through to the customer, consistent with industry practice.

HDPE is the primary plastic resin we use in the manufacture of our products, which we purchase from major HDPE suppliers. In addition, we employ a strategy to purchase resin opportunistically in spot markets when resin can be bought below contract prices.

Competition

The general line rigid plastic containers market is very competitive. Competition is based primarily on service, manufacturing flexibility and price. We believe that (i) our low-cost, flexible manufacturing capacities, (ii) the close proximity of our manufacturing facilities to key customer locations and (iii) our reputation for quality and customer service enable us to compete effectively.

Employees

As of October 2, 2005, we employed approximately 2,630 hourly employees and approximately 480 salaried employees. Of the 2,630 hourly employees, approximately 21.8% are covered by nine separate collective bargaining agreements.

Two of our collective bargaining agreements, representing approximately 11% of our unionized employees, will become amendable in fiscal 2006.

While we consider relations with our employees to be good, we may not be able to negotiate new or renegotiate existing collective bargaining agreements (as they become amendable) with the same terms. A labor dispute could result in production interruptions, and a prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our financial condition, results of operations or cash flows.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any presently known investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows.

We expect to incur approximately $1.6 million in capital expenditures in the next twelve months to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

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

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial condition, results of operations or cash flows.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We have accrued liabilities of approximately $0.3 million and $0.2 million for environmental investigation and remediation obligations as of October 2, 2005 and October 3, 2004, respectively; however, future expenditures may exceed the amounts accrued.

Item 1A. Risk Factors

The most significant risk factors affecting our business include the following:

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability.

Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time our customers, including some of our larger customers, have used such alternative methods to package their products (for example, in fiscal 2004 Folgers switched from a metal coffee can, which we produced, to a plastic coffee container, that we do not produce).

A widespread introduction of alternative packages by these or other companies as a substitute for steel or plastic containers could significantly reduce our sales to our customers. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements.

The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing and other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers for their products. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice.

The majority of our fiscal 2005 sales were made to customers with whom we have contractual relationships. Many of our customer contracts, including many with our largest customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceeds our ability to supply that customer, as has occurred from time to time in the past, we may have a short-term or long-term inability to supply all of its requirements from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or otherwise increase our operating costs.

In addition, many of our requirements contracts with our customers provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the competitive proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the competitive proposal.

The loss of a key customer could have a significant negative impact on our sales and profitability.

In fiscal 2005, approximately 40% of our net sales were to our top 10 customers. Sales to our largest customer accounted for approximately 18% of our fiscal 2005 net sales.

The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

The loss of one or more members of our senior management team could adversely affect our ability to execute our business strategy.

We are dependent on the continued services of our senior management team. Although we believe we could replace key employees in an orderly fashion should the need arise, the loss of any such key personnel could have a material adverse effect on our ability to execute our business strategy. We do not maintain key-person insurance for any of our officers, employees or directors.

Increases in the price of our raw materials or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively.

We require substantial amounts of raw materials in our operations, including steel, resin, energy and various inks and coatings. We purchase all raw materials we require from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. The availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we may not be able to do so in the future. We have generally not been able in the past to pass on any price increases to our customers in the prices of the raw materials, other than steel and resin, that we utilize in our business. To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

Labor disruptions with a portion of our workforce which is unionized could decrease our profitability.

As of October 3, 2005, approximately 22% of our hourly employees worked under various collective bargaining agreements. Two of our nine collective bargaining agreements will become amendable in fiscal 2006, another will become amendable in October 2006, and the agreement covering our largest number of employees in August 2007. While we believe that our relations with our employees are good, we may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could materially adversely affect our ability to produce aerosol containers and could result in a deterioration of that business.

In the event of a catastrophic loss of one of our manufacturing facilities, we may not be able to meet the volume requirements of our existing customers or fulfill the requirements of potential customers.

We face the risk of a catastrophic loss of the use of all or a portion of any of our facilities due to accident, terrorist attack, labor issues, weather conditions, other natural disasters or otherwise. Such a catastrophic loss could have a significant effect on our relationships with our customers, financial condition, results of operations and cash flows. Although we maintain insurance covering our manufacturing facilities, including business interruption insurance, our insurance coverage may not be adequate to cover all of our losses in the event of a catastrophic loss of any of our manufacturing facilities. In addition, such insurance, including business interruption insurance, could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all. Under certain circumstances, we are required under our credit facility to utilize the proceeds of any casualty insurance, but not business interruption insurance, to repay outstanding indebtedness under the senior credit facility rather than to reinvest such proceeds in rebuilding any such facility.

Our business may be subject to significant environmental investigation, remediation and compliance costs.

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediations resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our results of operations, financial condition or cash flows, many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see “Environmental, Health and Safety Matters” in Item 1

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

Historically, product liability and product recall claims have not been material to our financial condition. We are subject to the risk of exposure to product liability and product recall claims, however, if any of our products, such as the coatings we apply to certain containers through our material center services business, are alleged to have resulted in personal injury or death, or property damage, based, for example, on alleged product defect. Although we do maintain product liability insurance, this insurance may not be adequate to cover any losses related to a product liability claim brought against us. Furthermore, products liability insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance and should we be required to initiate a product recall, such a recall could have a significant impact on our results of operations or cash flows.

In addition, several leading paint manufacturers are defendants in various lawsuits, including class-action tort litigation brought by public entities, concerning exposure by children to lead-based paint applied thirty or more years ago. While we do not believe that any of these lawsuits has resulted in an adverse verdict against any of these defendants, this or similar product liability related litigation could have a material adverse effect on the financial condition of certain of our customers in the future, including our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our results of operations could be unfavorably affected.

We may not succeed in our strategy of pursuing selective acquisitions.

We intend to continue to evaluate and selectively pursue acquisitions that we believe are strategically important based on their potential to: (i) meet our customers’ needs; (ii) diversify our product and customer base in related markets; (iii) broaden our geographic sales, distribution and manufacturing platform throughout the United States; and (iv) increase cash flow. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. In addition, to the extent that we make any acquisition in the future, our failure to integrate the acquired business successfully could significantly impair our results of operations.

A disruption or failure in our computer systems could significantly disrupt our operations and impose significant costs on us.

A significant part of our information technology systems used in connection with our internal operations is centralized in our Atlanta, Georgia headquarters. In addition, other parts of our information technology systems are outsourced to third-party hosting vendors. We rely in the regular course of business on the proper operation of our information technology systems. Any disruption or failure of our Atlanta-based or outsourced information technology systems could significantly disrupt our operations and impose significant costs on us.

We are controlled by affiliates of Kelso, and their interests as equity holders may conflict with the interests of our noteholders.

Certain private equity funds affiliated with Kelso own a substantial majority of our common stock. The Kelso affiliates are able to elect a majority of our directors, appoint new management and approve any action requiring the vote of our outstanding common stock, including the amendment of our certificate of incorporation, mergers or sales of substantially all of our assets. The directors elected by the Kelso affiliates will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of Kelso and its affiliates may not in all cases be aligned with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with your interests as a noteholder. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to holders of the Senior Notes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information with respect to our headquarters and manufacturing facilities as of December 1, 2005. We believe our properties are generally in good condition, well maintained and suitable for their intended use. We have excluded from the table any manufacturing facility that is permanently idled or otherwise not utilized by us in the production of our products.

Location	General Character	Approximate Square Footage	Type of Interest(1)	Segment
Atlanta, Georgia (Headquarters)	Office	16,000	Leased	Corporate
Bryan, Texas	Manufacturing	83,000	Leased	Plastics
Cedar City, Utah	Manufacturing	89,000	Owned	Plastics
Chicago, Illinois (Kilbourn)	Manufacturing	141,000	Owned	Metal
Cidra, Puerto Rico	Manufacturing	83,000	Leased	Plastics
Cincinnati, Ohio	Manufacturing	467,000	Leased	Metal
Cleveland, Ohio	Manufacturing	248,000	Leased	Plastics
Dayton, New Jersey	Manufacturing	119,000	Leased	Plastics
Fontana, California	Manufacturing	72,000	Leased	Metal
Franklin Park, Illinois	Manufacturing	115,000	Leased	Metal
Garland, Texas	Manufacturing	108,000	Leased	Metal
Homerville, Georgia	Manufacturing	395,000	Owned	Metal
Indianapolis, Indiana	Manufacturing	169,000	Leased	Plastics
Lithonia, Georgia	Manufacturing	75,000	Leased	Plastics
Memphis, Tennessee	Manufacturing	120,000	Leased	Metal
Sturtevant, Wisconsin	Manufacturing	85,000	Leased	Metal
Toccoa, Georgia	Manufacturing	121,000	Leased	Plastics
Trenton, New Jersey	Manufacturing	105,000	Leased	Metal
Valparaiso, Indiana	Manufacturing	106,000	Leased	Plastics
York, Pennsylvania	Manufacturing	97,000	Owned	Metal

(1)	Our owned manufacturing facilities are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under our credit facility.

We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business. No such currently pending proceedings are expected to have a material adverse effect on our financial condition, results of operations or cash flows.. We are also involved in certain proceedings relating to environmental matters as described under Item 1. “Business - Environmental, Health and Safety Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2005 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common equity, which is held entirely by BCO Holding.

We are prohibited by our long-term debt arrangements from paying dividends.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which you should read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with our consolidated financial statements and related notes included in Item 8 of this Form 10-K. The selected consolidated financial and other data as of and for each of the periods in the three-year period ended October 2, 2005 have been derived from our audited financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the fiscal years in the two-year period ended September 29, 2002 have been derived from our audited financial statements and related notes which are not included in this report. In the discussion that follows, the “Transaction” and “NAMPAC Acquisition” are defined in Item 1 of this Form 10-K.

	Predecessor			Successor
	Fiscal Year Ended(1)		For the Period From		Fiscal Year Ended(1)
(Dollars in thousands)	2001	2002	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003	2004	2005
Statement of Operations Data:
Net sales	$475,039	$527,601	$186,726	$364,384	$611,588	$829,109
Cost of products sold (excluding depreciation and amortization)	425,084	456,788	166,383	311,447	529,064	714,039

Gross profit (excluding depreciation and amortization) (2)	49,955	70,813	20,343	52,937	82,524	115,070
Depreciation and amortization (3)(4)	20,713	19,582	6,091	16,835	31,724	43,215
Selling and administrative expense (2)	15,610	14,179	14,875	8,675	14,040	22,120
Merger related transaction costs (5)	—	1,478	2,488	—	—	—
Restructuring and impairment charges (adjustment) (6)(7)(8)(9)(10) (11)	21,500	1,250	(460)	260	352	5,265
Financial advisory fees (12)	—	—	—	349	495	495
Other, net	(970)	(597)	17	556	(317)	(670)

(Loss) income from operations	(6,898)	34,921	(2,668)	26,262	36,230	44,645
Interest expense, net(13)(14)	15,747	13,109	11,190	16,935	26,889	32,165

(Loss) income before income taxes	(22,645)	21,812	(13,858)	9,327	9,341	12,480
(Benefit from) provision for income taxes	(6,157)	9,556	(4,791)	3,462	3,634	4,351

Net (loss) income	$(16,488)	$12,256	$(9,067)	$5,865	$5,707	$8,129

Other Financial Data:
EBITDA (15)	$13,815	$54,503	$3,423	$43,097	$67,954	$87,860
EBITDA margin % (16)	2.9%	10.3%	1.8%	11.8%	11.1%	10.6%
Capital expenditures	$9,421	$10,586	$4,607	$8,879	$19,066	$20,282
Cash interest paid, net	14,345	11,720	5,374	18,611	22,595	29,866

	Predecessor				Successor
	Fiscal Year Ended(1)			For the Period From			Fiscal Year Ended(1)
(Dollars in thousands)	2001	2002		September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003		2004		2005
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$22,116	$46,063		$(2,135)	$30,415		$45,098		$64,324
Net cash used in investing activities (17)(18)	(4,040)	(9,528)		(4,582)	(52,006)		(220,857)		(19,247)
Net cash (used in) provided by financing activities (19)(20)	(18,752)	(17,330)		(12,663)	21,729		202,836		(20,513)
Ratio of earnings to fixed charges (21)	—	2.46	x	—	1.51	x	1.32	x	1.35	x

	Predecessor		Successor
	Fiscal Year(1)
(Dollars in thousands)	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital	$8,369	$20,467	$17,451	$52,382	$53,709
Total assets (22)	300,895	306,686	443,325	741,404	771,994
Total debt (23)(24)	112,808	100,291	217,465	415,810	395,975
Stockholders’ equity	60,435	72,648	79,487	115,005	123,436

Notes to Selected Financial Data Table:

(1)	Our fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to September 30 in each year. The fiscal years 2001, 2002, 2003 and 2005 consisted of 52 weeks. Our fiscal year 2004 consisted of 53 weeks. Our financial statements for the periods presented include the results of operations from and including August 25, 2003 related to the assets we acquired from SST Industries and from and including July 7, 2004 related to the NAMPAC Acquisition. Our NAMPAC subsidiary reports its operations on a calendar month basis and it has been consolidated as of September 30, 2004 and September 30, 2005. NAMPAC had no significant or unusual transactions between September 30, 2004 and October 3, 2004 or between September 30, 2005 and October 2, 2005 that should have been consolidated in the consolidated financial statements. Fiscal years 2001, 2002, 2003, 2004 and 2005 ended September 30, 2001, September 29, 2002, September 28, 2003, October 3, 2004 and October 2, 2005, respectively.
(2)	The following table summarizes stock-based compensation expense recorded by line item for the periods indicated. There was no stock-based compensation expense in fiscal 2001 or fiscal 2002.

	Predecessor	Successor
	For the Period From		Fiscal Year
(Dollars in thousands)	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003	2004	2005
Cost of products sold (excluding depreciation and amortization)	$2,900	$214	$206	$344
Selling and administrative expense	9,692	940	904	1,508

Total stock-based compensation(a)(b)	$12,592	$1,154	$1,110	$1,852

(a)	Stock-based compensation expense in the period September 30, 2002 to February 6, 2003 relates to Predecessor stock option payouts associated with the Transaction.
(b)	Stock-based compensation expense in the period from February 7, 2003 to September 28, 2003, fiscal 2004 and fiscal 2005 relates to stock options issued subsequent to the Transaction.
(3)	Depreciation for fiscal 2002 includes an additional depreciation expense of $0.7 million related to shortened useful lives of certain computer systems.
(4)	Depreciation for the period from February 7, 2003 to September 28, 2003, fiscal 2004 and fiscal 2005 includes $1.8 million, $5.8 million and $3.9 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.
(5)	The fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 include charges of $1.5 million and $1.4 million, respectively, for certain professional fees and other transaction costs relating to the Transaction.
(6)	The third quarter of fiscal 2001 includes a $21.5 million charge for restructuring ($5.3 million) and asset impairment ($16.2 million) related to the closing of two manufacturing facilities and the write-down of intangible assets and equipment held for disposal as a result of these closings.
(7)	The third quarter of fiscal 2002 includes an additional $1.2 million restructuring charge related to the closing of one of our manufacturing facilities in the third quarter of fiscal 2001.
(8)	The period from September 30, 2002 to February 6, 2003 includes a $0.5 million adjustment related to revised expectations of future lease payments for closed facilities.
(9)	The period from February 7, 2003 to September 28, 2003 includes a charge of $0.3 million primarily related to severance and benefits resulting from the closing of our Picayune, Mississippi manufacturing facility.
(10)	Fiscal 2004 includes a charge of $0.3 million related to severance and benefits, equipment disposition and other related costs associated with the closing of our Picayune, Mississippi manufacturing facility.
(11)	Fiscal 2005 includes a $5.3 million charge for restructuring ($4.3 million) and asset impairment ($1.0 million). The restructuring charge consists of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and $(0.1) million to adjust a previously recognized facility closure exit liability. The $1.0 million impairment charge was taken to write certain assets associated with the closed plastics manufacturing facilities down to their estimated fair value.
(12)	Represents annual advisory fees paid to Kelso.
(13)	The period from September 30, 2002 to February 6, 2003 includes $6.8 million of interest expense related to the Transaction. The $6.8 million consists of $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with the redemption of our $100.0 million 10 1/4% Senior Subordinated Notes due 2007.
(14)	The period from February 7, 2003 to September 28, 2003 includes $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired undrawn at the closing of the Transaction.
(15)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represents net (loss) income before depreciation and amortization, interest expense, net and (benefit from) provision for income taxes, as shown in the table below. Although EBITDA is not a GAAP (as defined below) measurement, we present EBITDA because it is one of the measures upon which management assesses our financial performance and is a primary measure used in certain management incentive programs. Management also believes that EBITDA, which is commonly used as a measure of performance of companies in our industry, is frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt and to determine our financial performance. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Our definition of EBITDA is not calculated in the same

Notes to Selected Financial Data Table:

way EBITDA is calculated under either the indenture governing the Senior Notes or the Credit Facility. Also, such non-GAAP information presented by other companies may not be comparable to our presentation, since each company may define non-GAAP measures differently.

Stock-based compensation expense (see Note 2), restructuring and impairment charges (adjustments), financial advisory fees, other, net and merger-related transaction costs, collectively representing $20.5 million, $2.1 million, $14.6 million, $2.3 million, $1.6 million and $6.9 million, in fiscal 2001 and 2002, for the period from September 30, 2002 to February 6, 2003, for the period from February 7, 2003 to September 28, 2003 and fiscal 2004 and 2005, respectively, have not been added back to net (loss) income for purposes of calculating EBITDA. In addition, included in cost of products sold (excluding depreciation and amortization), for the period from September 30, 2002 to February 6, 2003, for the period from February 7, 2003 to September 28, 2003 and fiscal 2004 are costs of $0.5 million of other expense associated with the Transaction, $2.3 million of amortization of manufacturer’s profit recorded in inventory primarily as a result of the Transaction, and $0.4 million in fiscal 2004 of in amortization of manufacturer’s profit recorded in inventory as a result of the NAMPAC Acquisition, respectively, that have not been added back to net (loss) income for purposes of calculating EBITDA.

Reconciliation of EBITDA to Net (loss) income:

	Predecessor			Successor
	Fiscal Year Ended(a)		For the Period From		Fiscal Year Ended(a)
(Dollars in thousands)	2001	2002	September 30, 2002 to February 6, 2003	February 7, 2003 to September 28, 2003	2004	2005
Net (loss) income	$(16,488)	$12,256	$(9,067)	$5,865	$5,707	$8,129
Depreciation and amortization (b)	20,713	19,582	6,091	16,835	31,724	43,215
Interest expense, net (c)	15,747	13,109	11,190	16,935	26,889	32,165
(Benefit from) provision for income taxes	(6,157)	9,556	(4,791)	3,462	3,634	4,351

EBITDA	$13,815	$54,503	$3,423	$43,097	$67,954	$87,860

(a)	See Note (1) above.
(b)	See Notes (3) and (4) above.
(c)	See Notes (13) and (14) above.
(16)	EBITDA margin is defined as the ratio of EBITDA to net sales.
(17)	Investing activities for the period from February 7, 2003 to September 28, 2003 include the use of $19.9 million in transaction costs related to the Transaction and $23.2 million related to the SST Acquisition.
(18)	Investing activities in fiscal 2004 include the use of $202.5 million, which is net of $11.3 million in cash acquired, related to the NAMPAC Acquisition.
(19)	Financing activities for the period from September 30, 2002 to February 6, 2003 include $0.4 million used in financing costs incurred related to the Transaction. Financing activities for the period from February 7, 2003 to September 28, 2003 include $5.6 million in net cash provided from the Transaction and $10.5 million used in financing costs incurred related to the financing of the Transaction.
(20)	Financing activities for fiscal 2004 include the proceeds of a $225.0 million term loan used, in part, to finance the NAMPAC Acquisition, $30.0 million of additional capital contributed by BCO Holding and $6.8 million in financing costs incurred related to the term loan and the refinancing of our Credit Facility.
(21)	For purposes of determining the ratio of fixed charges, “earnings” are defined as earnings (loss) before income taxes plus fixed charges. Fixed charges include interest on all indebtedness, amortization of capitalized expenses related to indebtedness and one-third of rental expense on operating leases, which is representative of the interest factor. For fiscal 2001 and for the period from September 30, 2002 to February 6, 2003, our fixed charges exceeded our earnings by $22.2 million and $13.9 million, respectively.
(22)	The increase in total assets at the end of fiscal 2004 from fiscal 2003 reflects the assets associated with the NAMPAC Acquisition.
(23)	The increase in total debt at the end of fiscal 2004 from fiscal 2003 reflects the debt incurred in financing the NAMPAC Acquisition.
(24)	Total debt includes capital lease obligations of $0.3 million at the end of both fiscal 2002 and fiscal 2003, $0.8 million at the end of fiscal 2004 and $0.7 million at the end of fiscal 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report as well as with a general understanding of our business as discussed in Item 1 of this report.

Major Developments

NAMPAC Acquisition. On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $202.8 million in cash, net of cash acquired, for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition.

SST Acquisition. On August 25, 2003, we acquired substantially all of the assets, including working capital, of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $23.0 million in cash, net of cash acquired, for the assets. The acquisition was financed with borrowings under our then existing revolving credit facility.

The SST and NAMPAC acquisitions enabled us to enter the general line rigid plastic containers market, which we believe is important to our growth, and to provide our customers with a more diverse product offering.

Plastics Manufacturing Facility Restructuring. In October 2004, the Board of Directors approved a plan to close three plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations and closed all three facilities—one at the end of fiscal 2004 and the remaining two in the third quarter of fiscal 2005. We believe the consolidation of existing business from these closed facilities into our plastics manufacturing facilities will result in lower overall manufacturing costs and improved manufacturing capacity. In closing the facilities, we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities.

Picayune Facility Closure. As we reported in our fiscal 2003 annual report, one of our largest customers, Folgers, converted the steel packaging requirements we supplied to an alternative package that we did not manufacture. The conversion was fully completed in fiscal 2004 resulting in a reduction of net sales of approximately $60.0 million from fiscal 2003. As a result of the Folgers’ conversion, we closed our manufacturing facility in Picayune, Mississippi and relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities.

Results of Operations

Fiscal Years 2005 and 2004

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the fiscal years ended October 2, 2005 (fiscal 2005) and October 3, 2004 (fiscal 2004).

					As a % of Net Sales
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2005	2004	$	%	2005	2004
Net sales	$829,109	$611,588	$217,521	35.6%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	714,039	529,064	184,975	35.0%	86.1%	86.5%

Gross margin	115,070	82,524	32,546	39.4%	13.9%	13.5%

Depreciation and amortization	43,215	31,724	11,491	36.2%	5.2%	5.2%
Selling and administrative expense	22,120	14,040	8,080	57.5%	2.7%	2.3%
Restructuring and impairment charges	5,265	352	4,913	—	0.6%	0.1%
Interest expense, net	32,165	26,889	5,276	19.6%	3.9%	4.4%
Financial advisory fees	495	495	—	—%	0.1%	0.1%
Other, net	(670)	(317)	(353)	111.4%	(0.1)%	(0.1)%

Income before income taxes	12,480	9,341	3,139	33.6%	1.5%	1.5%
Provision for income taxes	4,351	3,634	717	19.7%	0.5%	0.6%

Net income	$8,129	$5,707	$2,422	42.4%	1.0%	0.9%

As noted above under “Major Developments,” we acquired NAMPAC in July 2004. The following discussion refers to this acquisition as the “NAMPAC Acquisition.”

Net Sales.

Net Sales by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2005	2004	$	%	2005	2004
Metal packaging	$528,512	$518,658	$9,854	1.9%	63.7%	84.8%
Plastics packaging	300,597	92,930	207,667	223.5%	36.3%	15.2%

Consolidated net sales	$829,109	$611,588	$217,521	35.6%	100.0%	100.0%

The increase in metal packaging segment net sales for fiscal 2005 over fiscal 2004 is primarily related to volume gains in certain product lines and by higher selling prices related to the pass through of higher metal costs, partially offset by the loss of the Folgers coffee can business in the first half of fiscal 2004, to voluntary reductions in certain unprofitable material center sales as capacity was redirected to meet internal needs and to volume decreases in other product lines.

The increase in plastics packaging segment net sales for fiscal 2005 over fiscal 2004 is attributable to the NAMPAC Acquisition, which occurred in July 2004.

Cost of Products Sold.

Cost of Products Sold by Segment

(excluding depreciation and amortization)

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2005	2004	$	%	2005	2004
Metal packaging	$439,844	$445,459	$(5,615)	(1.3)%	61.6%	84.2%
Plastics packaging	273,851	83,052	190,799	229.7%	38.4%	15.7%

Segment CPS	$713,695	$528,511	$185,184	35.0%	100.0%	99.9%

Corporate undistributed expenses	344	206	138	67.0%	—%	—%
Acquisition related expenses	—	347	(347)	(100.0)%	—%	0.1%

Consolidated CPS	$714,039	$529,064	$184,975	35.0%	100.0%	100.0%

The decrease in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment for fiscal 2005 from fiscal 2004 is primarily due to the net decrease in metal packaging sales volume partially offset by an increase in raw material costs associated with steel surcharges. Additionally, metal packaging segment CPS was negatively impacted by approximately $5.1 million related to changes in the LIFO reserve resulting from movements in raw material costs.

Metal packaging segment CPS as a percentage of segment net sales decreased to 83.2% in fiscal 2005 from 85.9% in fiscal 2004. The decrease in CPS as a percentage of segment net sales is primarily a result of the favorable pass through of steel surcharges as well as favorable manufacturing efficiencies. In the fourth quarter of fiscal 2004, we began the implementation of a lean manufacturing program in the metal packaging segment to increase its operating efficiency and productivity. We began realizing the benefits of this initiative during the second quarter of fiscal 2005 and expect to realize additional benefits in fiscal 2006. We believe some of the improvements in metal packaging segment CPS as a percentage of segment net sales are temporary, and we anticipate the percentages will begin to increase to historic percentages in fiscal 2006, notwithstanding improvements from the manufacturing efficiency initiatives.

The increase in CPS for the plastics packaging segment in fiscal 2005 from fiscal 2004 is primarily due to the NAMPAC Acquisition, which occurred in July 2004, partially offset by the efficiencies from the closure of three plastics manufacturing facilities. Plastics packaging segment CPS was negatively impacted by approximately $2.5 million related to changes in the LIFO reserve resulting from movements in raw material costs.

Plastics packaging segment CPS as a percentage of segment net sales increased to 91.1% in fiscal 2005 from 89.4% in fiscal 2004 primarily as a result of higher operating costs associated with the NAMPAC Acquisition and to higher raw material costs for plastic resin.

Corporate undistributed expenses of $0.3 million and $0.2 million in fiscal 2005 and 2004, respectively, represent stock-based compensation associated with options issued after the Transaction. Acquisition related expenses in fiscal 2004 represent the recognition of manufacturer’s profit in beginning inventory resulting from the NAMPAC Acquisition.

Depreciation and Amortization.

Depreciation and Amortization by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2005	2004	$	%	2005	2004
Metal packaging	$21,468	$25,178	$(3,710)	(14.7)%	49.7%	79.4%
Plastics packaging	19,646	4,674	14,972	320.3%	45.5%	14.7%

Segment D&A	$41,114	$29,852	$11,262	37.7%	95.1%	94.1%

Corporate	2,101	1,872	229	12.2%	4.9%	5.9%

Consolidated D&A	$43,215	$31,724	$11,491	36.2%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense (“D&A”) fiscal 2005 from fiscal 2004 primarily relates to additional depreciation expense of $5.8 million related to the shortened useful lives of assets disposed of following the closure of our Picayune, Mississippi manufacturing facility in the second half of fiscal 2004.

The increase in plastics packaging segment D&A in fiscal 2005 from fiscal 2004 is a result of the NAMPAC Acquisition. In addition, fiscal 2005 includes approximately $3.9 million of additional depreciation associated with the shortened useful lives on certain assets, primarily equipment, which have been disposed of or reclassified to assets held for sale in connection with the closure of certain of our plastics manufacturing facilities.

Selling and Administrative Expenses.

Selling and Administrative Expenses by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2005	2004	$	%	2005	2004
Metal packaging	$6,837	$7,080	$(243)	(3.4)%	30.9%	50.5%
Plastics packaging	4,561	1,579	2,982	188.9%	20.6%	11.2%

Segment S&A	$11,398	$8,659	$2,739	31.6%	51.5%	61.7%

Corporate undistributed expenses	10,722	5,381	5,341	99.3%	48.5%	38.3%

Consolidated S&A	$22,120	$14,040	$8,080	57.5%	100.0%	100.0%

The decrease in metal packaging segment selling and administrative expenses (“S&A”) in fiscal 2005 from fiscal 2004 relates primarily to general cost savings and lower spending in fiscal 2005.

The increase in plastics packaging segment S&A in fiscal 2005 over fiscal 2004 is primarily related to higher costs associated with the NAMPAC Acquisition, which occurred in the fourth quarter of fiscal 2004.

Corporate undistributed expenses include $1.5 million and $0.9 million in fiscal 2005 and fiscal 2004, respectively, of stock-based compensation expense. Excluding the increase in stock-based compensation, the net increase in corporate undistributed S&A primarily relates to wages and expenses associated with the Sarbanes-Oxley compliance initiative, an increase in bonus expense and higher professional fees. Bonus expense increased approximately $2.4 million in fiscal 2005 over fiscal 2004 as a result of the company meeting certain performance measures in fiscal 2005 that were not met in fiscal 2004.

Restructuring and Impairment, Interest, Taxes and Other

Restructuring and Impairment Charges. In fiscal 2005, we recorded a $5.3 million charge consisting of a $1.0 million impairment charge and a $4.3 million restructuring charge. The impairment charge relates to the write-down of certain manufacturing equipment currently held for sale. The restructuring charge consists of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and $(0.1) million to adjust a previously recorded facility closure exit liability.

A portion of the $3.1 million restructuring charge related to shutdown costs, as discussed above, includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of fiscal 2005. We expect to incur future restructuring charges of approximately $1.2 million related to additional severance and facility shutdown and holding costs, which includes the accretion of net lease liabilities recorded at present value.

Interest Expense, Net. Interest expense, net, increased $5.3 million in fiscal 2005 from fiscal 2004. The increase is primarily due to higher outstanding borrowings in fiscal 2005 associated with the financing of the NAMPAC Acquisition in the fourth quarter of fiscal 2004. In addition, the increased borrowings are at variable interest rates, which increased in fiscal 2005. Included in fiscal 2004 interest expense, net, is

$1.3 million related to the write-off of deferred financing fees associated with the refinancing of our revolving credit facility and approximately $0.4 million in additional interest related to the Senior Notes due to the additional week in fiscal 2004.

Other, Net. Other, net, in fiscal 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Provision for Income Taxes. The provision for income taxes increased $0.8 million to $4.4 million in fiscal 2005 from $3.6 million in fiscal 2004. The effective tax rate decreased in fiscal 2005 to 34.9% from 38.9% in fiscal 2004 primarily due to the impact on the effective tax rate of foreign income from operations in Puerto Rico acquired in the NAMPAC Acquisition that are taxed at rates other than the federal statutory rate.

Fiscal Years 2004 and 2003

In the following discussion, comparisons are made between fiscal 2004 and fiscal 2003, notwithstanding the presentation in our consolidated statements of income for fiscal 2003 of the periods from September 30, 2002 to February 6, 2003 (Predecessor), and February 7, 2003 to September 28, 2003 (Successor). The beginning of the partial period ended September 28, 2003 coincides with the merger transaction dated February 7, 2003. We do not believe a discussion of the various periods presented for fiscal 2003 in the consolidated statements of income would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing fiscal 2003 with fiscal 2004 without regard to the differentiation between Predecessor and Successor results of operations for the periods ended February 6, 2003 and September 28, 2003.

The following table reconciles the fiscal 2003 statement of operations with the discussion of the results of operations below.

	For the Periods From		Fiscal 2003 (Combined)
(Dollars in thousands)	February 7, 2003 to September 28, 2003 (Successor)	September 30, 2002 to February 6, 2003 (Predecessor)
Net sales	$364,384	$186,726	$551,110
Cost of products sold (excluding depreciation and amortization)	311,447	166,383	477,830

Gross margin	52,937	20,343	73,280

Depreciation and amortization	16,835	6,091	22,926
Selling and administrative expense	8,675	14,875	23,550
Merger-related transaction costs	—	2,488	2,488
Restructuring and impairment charges (adjustment)	260	(460)	(200)
Interest expense, net	16,935	11,190	28,125
Financial advisory fees	349	—	349
Other, net	556	17	573

Income (loss) before income taxes	9,327	(13,858)	(4,531)
Provision for (benefit from) income taxes	3,462	(4,791)	(1,329)

Net income (loss)	$5,865	(9,067)	$(3,202)

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the fiscal years ended October 3, 2004 (fiscal 2004) and September 28, 2003 (fiscal 2003).

					As a % of Net Sales
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2004	2003	$	%	2004	2003
Net sales	$611,588	$551,110	$60,478	11.0%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	529,064	477,830	51,234	10.7%	86.5%	86.7%

Gross margin	82,524	73,280	9,244	12.6%	13.5%	13.3%

Depreciation and amortization	31,724	22,926	8,798	38.4%	5.2%	4.2%
Selling and administrative expense	14,040	23,550	(9,510)	(40.4)%	2.3%	4.3%
Merger-related transaction costs	—	2,488	(2,488)	(100.0)%	—%	0.5%
Restructuring and impairment charges (adjustment)	352	(200)	552	(276.0)%	0.1%	—%
Interest expense, net	26,889	28,125	(1,236)	(4.4)%	4.4%	5.1%
Financial advisory fees	495	349	146	41.8%	0.1%	0.1%
Other, net	(317)	573	(890)	(155.3)%	(0.1)%	0.1%

Income (loss) before income taxes	9,341	(4,531)	13,872	(306.2)%	1.5%	(0.8)%
Provision for (benefit from) income taxes	3,634	(1,329)	4,963	(373.4)%	0.6%	(0.2)%

Net income (loss)	$5,707	$(3,202)	$8,909	(278.2)%	0.9%	(0.6)%

As noted above under “Major Developments,” we acquired SST in August 2003 and NAMPAC in July 2004. The following discussion refers to these two acquisitions as the “Acquisitions.”

Net Sales.

Net Sales by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2004	2003	$	%	2004	2003
Metal packaging	$518,658	$548,329	$(29,671)	(5.4)%	84.8%	99.5%
Plastics packaging	92,930	2,781	90,149	—%	15.2%	0.5%

Consolidated net sales	$611,588	$551,110	$60,478	11.0%	100.0%	100.0%

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

Cost of Products Sold.

Cost of Products Sold by Segment

(excluding depreciation and amortization)

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2004	2003	$	%	2004	2003
Metal packaging	$445,459	$469,511	$(24,052)	(5.1)%	84.2%	98.3%
Plastics packaging	83,052	2,480	80,572	—%	15.7%	0.5%

Segment CPS	$528,511	$471,991	$56,520	12.0%	99.9%	98.8%

Corporate undistributed expenses	206	214	(8)	(3.7)%	—%	—%
Acquisition related expenses	347	5,625	(5,278)	(93.8)%	0.1%	1.2%

Consolidated CPS	$529,064	$477,830	$51,234	10.7%	100.0%	100.0%

Segment cost of products sold (excluding depreciation and amortization) (“CPS”) increased $56.5 million. As a percentage of consolidated net sales, segment CPS increased to 86.4% in fiscal 2004 from 85.6% in fiscal 2003. These changes are due to changes within the two segments as discussed below.

Segment CPS from plastics packaging contributed approximately $80.6 million in additional CPS in fiscal 2004 over fiscal 2003 as a result of the Acquisitions. Segment CPS from metal packaging decreased $24.1 million from fiscal 2003 primarily due to the overall decrease in metal packaging sales partially offset by an increase in raw material costs associated with steel surcharges. The decrease in the metal packaging segment gross margin percentage from 14.4% in fiscal 2003 to 14.1% in fiscal 2004 is primarily a result of the increased raw material costs associated with the reduction in steel availability (which impacts production scheduling), the timing of steel surcharge pass through and higher costs associated with spot market purchases of steel.

Corporate undistributed expenses of $0.2 million in each of fiscal 2004 and 2003 represent stock-based compensation associated with options issued after the Transaction. Acquisition related expenses represent the recognition of manufacturer’s profit in beginning inventory resulting from the NAMPAC Acquisition in fiscal 2004 and $2.2 million related to the Transaction in fiscal 2003. Acquisition related expenses in fiscal 2003 also include $3.4 million of expenses directly related to the Transaction, including $2.9 million for the settlement of stock options.

Depreciation and Amortization.

Depreciation and Amortization by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2004	2003	$	%	2004	2003
Metal packaging	$25,178	$20,821	$4,357	20.9%	79.4%	90.8%
Plastics packaging	4,674	135	4,539	—%	14.7%	0.6%

Segment D&A	$29,852	$20,956	$8,896	42.5%	94.1%	91.4%

Corporate	1,872	1,970	(98)	(5.0)%	5.9%	8.6%

Consolidated D&A	$31,724	$22,926	$8,798	38.4%	100.0%	100.0%

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

Selling and Administrative Expenses.

Selling and Administrative Expenses by Segment

					As a % of the Total
	Fiscal Year		Change		Fiscal Year
(Dollars in thousands)	2004	2003	$	%	2004	2003
Metal packaging	$7,080	$7,662	$(582)	(7.6)%	50.5%	32.5%
Plastics packaging	1,579	128	1,451	—%	11.2%	0.5%

Segment S&A	$8,659	$7,790	$869	11.2%	61.7%	33.0%

Corporate undistributed expenses	5,381	6,068	(687)	(11.3)%	38.3%	25.8%
Acquisition related expenses	—	9,692	(9,692)	—%	—%	41.2%

Consolidated S&A	$14,040	$23,550	$(9,510)	(40.4)%	100.0%	100.0%

Segment selling and administrative expenses (“S&A”) increased $0.9 million which represents an increase in plastics packaging segment S&A of $1.5 million associated with the Acquisitions and a decrease in metal packaging segment S&A of $0.6 million primarily as a result of lower expenses in fiscal 2004 related to bonuses, bad debts and employee relocation expenses.

Corporate undistributed expenses include $0.9 million in each of fiscal 2004 and 2003 related to stock-based compensation associated with options issued after the Transaction. The net decrease in corporate undistributed S&A expenses of $0.7 million is primarily a result of lower expenses in fiscal 2004 related to bonuses.

In fiscal 2003, acquisition related expenses in S&A represent expenses associated with the settlement of stock options directly related to the Transaction.

Merger-Related Transaction Costs. During fiscal 2003, we expensed $2.5 million of merger-related transaction costs, which consisted primarily of professional fees related to the Transaction.

Restructuring and Impairment Charges (Adjustment). We recorded $0.3 million in each of fiscal 2004 and 2003 in restructuring charges associated with the closure of our Picayune, Mississippi manufacturing facility as described above. Also included in fiscal 2003 was a $(0.5) million restructuring adjustment representing a change in estimated future lease payments on closed facilities.

Interest Expense, Net. Included in fiscal 2003 interest expense, net, is $8.7 million of Transaction related expenses as follows: $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing fees, each associated with the redemption of our $100.0 million 10 1/4% Senior Subordinated Notes due 2007, and $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired undrawn at the closing of the Transaction. Included in fiscal 2004 interest expense, net, is $1.3 million related to the write-off of deferred financing costs as a result of the refinancing of our revolving credit facility. Excluding the $8.7 million in Transaction related interest in fiscal 2003 and the $1.3 million of deferred financing cost write-off in fiscal 2004, interest expense, net, increased $6.2 million in fiscal 2004 over fiscal 2003. Due to the immateriality of interest income, we present interest expense net of interest income.

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

Other, Net. Other (income) expense of $(0.3) million in fiscal 2004 relates to various items that are individually immaterial. Other (income) expense of $0.6 million in fiscal 2003 relates primarily to a loss on disposal of fixed assets.

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

Liquidity and Capital Resources

The NAMPAC Acquisition in fiscal 2004 required total cash of approximately $202.8 million, net of cash acquired, which was used to acquire all of the outstanding NAMPAC stock. The cash requirements for the NAMPAC Acquisition were funded, in part, by a $30.0 million equity contribution (through BCO Holding) from affiliates of Kelso, other existing equity investors and certain members of our senior management and from a portion of the proceeds from the Term Loan (as defined below).

In connection with the NAMPAC Acquisition, we entered into a $255.0 million credit facility with various lenders and Deutsche Bank Trust Company Americas, as administrative agent. The credit facility consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010, if all of the Senior Notes, including any additional notes issued under the related indenture, have not been refinanced as of April 15, 2010 upon the terms specified in the credit agreement) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

The Transaction in fiscal 2003 required total cash of approximately $306.8 million, which was used to fund the cash consideration paid to the Predecessor stockholders and option holders under the merger agreement, repay the debt existing on February 6, 2003, including our 10 1/4% $100 million senior subordinated notes due 2007, and pay fees and expenses associated with the Transaction. The cash requirements of the Transaction were financed through an equity financing of $80.0 million by outside equity investors including affiliates of Kelso, borrowings of approximately $25.0 million under our then existing credit facility and $200.0 million of proceeds from the offering of our 10% Senior Subordinated notes due 2010. In addition, in connection with the Transaction, certain of the Predecessor stockholders and option holders exchanged BWAY stock and options valued at approximately $20.3 million for BCO Holding stock and options.

Our cash requirements for operations and capital expenditures during fiscal 2005 and fiscal 2004 were primarily financed through internally generated cash flows and borrowings under our revolving credit facility. During fiscal 2005, cash and cash equivalents increased $24.6 million to $51.9 million and long-term debt decreased $19.7 million to $395.3 million. We had no Revolver borrowings outstanding at October 2, 2005 or October 3, 2004.

Of the $225.0 million initially borrowed under the Term Loan, we made a voluntary prepayment of $10.0 million in September 2004 leaving a balance of $215.0 million outstanding at October 3, 2004. In December 2004, we made additional voluntary prepayments of $19.1 million and a mandatory repayment of $0.6 million, which represents the proceeds from an asset sale, leaving a balance of $195.3 million outstanding at October 2, 2005. Subsequent to year-end, in November 2005, we made a voluntary prepayment of $30.0 million, which permanently reduced the Term Loan to $165.3 million. Repayments on the Term Loan, whether scheduled or voluntary, permanently reduce the loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. The weighted-average interest rate on outstanding Term Loan borrowings at October 2, 2005 was approximately 6.0%.

At October 2, 2005, we had $6.7 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $23.3 million.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for the fiscal years 2005, 2004 and 2003:

(Dollars in thousands)	2005	2004	2003	Change 2004 to 2005	Change 2003 to 2004
Net cash provided by operating activities	$64,324	$45,098	$28,280	$19,226	$16,818
Net cash used in investing activities	(19,247)	(220,857)	(56,588)	201,610	(164,269)
Net cash (used in) provided by financing activities	(20,513)	202,836	9,066	(223,349)	193,770

Net increase (decrease) in cash and cash equivalents	24,564	27,077	(19,242)	(2,513)	46,319

Cash and cash equivalents, end of period	$51,889	$27,325	$248	$24,564	$27,077

Net income, adjusted for depreciation, amortization of other intangibles and deferred financing costs, the write-off of deferred financing costs, impairment charge, gains on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $55.6 million and $41.7 million in fiscal 2005 and 2004, respectively. The net change in accounts receivable, inventories and accounts payable resulted in a use of operating cash of $3.9 million and $3.1 million in fiscal 2005 and 2004, respectively. We paid taxes, net, of $0.4 million in fiscal 2005 compared to an income tax refund, net, of $2.5 million in fiscal 2004. Increases in accrued liabilities further provided cash from operating activities of $8.1 million and $0.4 million in fiscal 2005 and fiscal 2004, respectively.

Net cash used in investing activities for capital expenditures was $20.3 million and $19.1 million in fiscal 2005 and 2004, respectively. Proceeds from the disposition of property, plant and equipment and assets held for sale was $1.3 million in fiscal 2005 and $0.5 million in fiscal 2004. We used cash for investing activities of approximately $0.3 million and $202.5 million (which is net of $11.3 cash acquired) for the NAMPAC Acquisition in fiscal 2005 and 2004, respectively. The $0.3 million in fiscal 2005 relates to additional transaction costs. In fiscal 2004, we received approximately $0.2 million for working capital adjustments related to the SST Acquisition. Increased capital expenditures in fiscal 2005 related primarily to additional capital requirements associated with the NAMPAC Acquisition. We expect capital expenditures to increase in FY 2006 related to our manufacturing improvement initiatives and for improvements required to meet certain environmental standards.

Net cash used in financing activities in fiscal 2005 was primarily used to repay a portion of the Term Loan ($19.7 million). Net cash used in financing activities in fiscal 2004 were used to repay all outstanding borrowings under our then existing revolving credit facility ($17.2 million), to repay a portion of the Term Loan ($10.0 million), to a decrease in unpresented bank drafts ($18.1 million) and to pay for financing costs associated with the new Credit Facility ($6.8 million). Net cash provided by financing activities in fiscal 2004 was primarily from the Term Loan proceeds of $225.0 million and the $30.0 million capital contribution from our parent, BCO Holding.

The indenture contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions.

At October 2, 2005, we were in compliance will all applicable covenants contained in each of the indenture and the credit agreement.

We expect that cash provided from operations and available borrowings under the Revolver will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Senior Notes in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At October 2, 2005, we had Term Loan borrowings of $195.3 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pretax earnings by approximately $2.0 million based on the October 2, 2005 debt level. There were no outstanding borrowings at October 2, 2005 under the Revolver.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations as of October 2, 2005:

(Dollars in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)(2)(3)	$395.3	$30.0	$—	$41.0	$324.3
Interest on the Senior Notes (4)	110.0	20.0	40.0	40.0	10.0
Operating and capital lease obligations	59.1	10.3	18.0	11.5	19.3
Other long-term liabilities (5)	17.8	1.2	3.0	3.1	10.5

Total contractual obligations	$582.2	$61.5	$61.0	$95.6	$364.1

(1)	Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes due 2010 and $195.3 million of outstanding Term Loan borrowings. There are no outstanding borrowings under the Revolver. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of October 2, 2005, we had borrowing capacity under the Revolver of approximately $23.3 million. The Revolver expires June 30, 2009; the Term Loan has scheduled quarterly repayments due with final maturity on June 30, 2011; however, due to prepayments of the Term Loan in fiscal 2004, fiscal 2005 and subsequently in November 2005, our next scheduled quarterly repayment is not due until December 2009. Repayments whether scheduled or prepaid permanently reduce the Term Loan.
(2)	The $30.0 million of payments due less than one year represents a voluntary repayment on the Term Loan made in November 2005.
(3)	In the event of a continuing event of default (as defined in the indenture governing the Senior Notes due 2010), the trustee or holders of 25% of the outstanding principal could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture governing the Senior Notes), each holder of notes shall have the right to require us to purchase all or a portion of the holder’s notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of October 2, 2005, $200.0 million in principal amount was outstanding.
(4)	The table does not include variable interest payable on Term Loan borrowings. Based on outstanding Term Loan borrowings of $195.3 million and a weighted-average interest rate of 6.0% at October 2, 2005, our annual interest obligation would be approximately $11.7 million.
(5)	Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives, pension liabilities and other postretirement benefits. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of October 2, 2005.

At October 2, 2005, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $6.7 million in favor of our workers’ compensation insurers and purchasing card vendor. The standby letters of credit reduce the borrowing capacity under the Revolver, and at October 2, 2005 only $23.3 million of the $30.0 million facility was available.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will be effective for inventory costs incurred beginning with our fiscal year 2006, which began October 3, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.

The American Jobs Creation Act of 2004 (the “AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. The provisions of the AJCA are applicable to us beginning in fiscal 2006. The initial deduction will be 3% of qualified production income.

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB 107 provides the SEC staff’s position regarding the implementation of SFAS 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non–financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In June 2005, the FASB’s Emerging Issues Task Force “(EITF”) reached a consensus on Issue No. 05–6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. We adopted EITF 05-6 in the fourth quarter of fiscal 2005. The adoption of EITF 05-6 had no material effect on our results of operations or financial position.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectibility of the amount billed is probable. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accounts Receivable. Accounts receivable are recorded net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts and includes an amount for specifically identified loses and an amount for other estimated probable losses. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

Inventories. Inventories are carried at the lower of cost or market with the cost of most inventory determined under the last-in, first-out, or LIFO, method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on inventory aging and our judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

Accrued Rebates. We enter into contractual agreements with our customers for volume rebates on certain products. We accrue a provision for these rebates and take a charge against net sales in the same period the associated revenue is recognized.

Long-lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. We determine estimated useful lives of our fixed assets and finite lived intangible assets based on the type and expected usage of the asset.

Goodwill and Other Intangible Assets. Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and covenants not-to-compete) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the valuation associated with the transaction. Finite-lived, identifiable intangible assets are tested for impairment as noted above for long-lived assets. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually at the end of our fiscal year.

We have two reporting units that have goodwill: BWAY Packaging Division and NAMPAC Division. We use an independent valuation specialist to assist us in estimating the fair value of each reporting unit for purposes of impairment testing. Fair value estimates are based, in part, on discounted future cash flows and market multiples. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on its discounted future cash flows. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials (primarily steel and resin) and processed energy (primarily electric power and natural gas) used in the manufacture of our products.

Environmental Matters

For information regarding environmental matters, see Item 1. “Business - Environmental, Health and Safety Matters.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” in Item 7, which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. Dollar.

Item 8. Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements on pages F-1 through F-34.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of October 2, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended October 2, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a code of ethics that applies to our executive officers, including, but not limited to, our chief executive and chief financial officers and to other members of management.

The following sets forth certain information as of December 1, 2005 with respect to BWAY’s Board and to certain of its officers (including all executive officers), who serve at the discretion of the Board.

Name	Age	Business Experience
Jean-Pierre M. Ergas Chairman of the Board and Chief Executive Officer	66	Mr. Ergas became our chairman and chief executive officer in January 2000. Mr. Ergas has served as one of our directors since August 1995 and served as our board’s vice chairman from July 1999 to December 1999. Mr. Ergas has also previously served as executive vice president, Europe of Alcan Aluminum Limited, president of Alcan Europe Limited, executive chairman of British Alcan Aluminum plc. and chief executive officer of Alcan Deutschland GmbH from June 1996 to December 1999. Mr. Ergas served as senior advisor to the chief executive officer of Alcan Aluminum Limited from January 1995 to June 1996 and served as a trustee of DePaul University from February 1994 to December 1994. Prior thereto, Mr. Ergas served as senior executive vice president of Pechiney S.A. and as a member of the Pechiney Group executive committee from 1987 to January 1994 and also held several management positions with various subsidiaries of Pechiney S.A., serving as: chief executive officer of American National Can Company from 1989 to January 1994 and chairman of the board from 1991 to January 1994; chief executive officer of Cegedur Pechiney from 1982 to 1988 and chairman of the board from 1987 to 1988; chief executive officer of Cebal S.A. from 1974 to 1982 and chairman of the board during 1982; and marketing manager for Pechiney Aluminum from 1967 to 1974. Mr. Ergas is a trustee of DePaul and AUP Universities and a director of Dover Corporation and Compagnie Plastic Omnium.

Warren J. Hayford Non-Executive Vice-Chairman of the Board	76	Mr. Hayford became the non-executive vice-chairman of our board in December 1999. From 1989 until December 1999, Mr. Hayford served as our chief executive officer and our board’s chairman. Mr. Hayford has held a number of senior positions within the packaging industry over the past 35 years including president and chief operating officer of Gaylord Container Corporation, a manufacturer of paper packaging products, 1986 to 1988, and vice chairman of Gaylord Container, 1988 through 1992. Prior to Gaylord Container, Mr. Hayford served as president and a director of Gencorp, Inc., president and a director of Navistar International Corporation and executive vice president and a director of the Continental Group, Inc.

David I. Wahrhaftig Director	48	Mr. Wahrhaftig became one of our directors in February 2003. Mr. Wahrhaftig joined Kelso in 1987 and has served as a managing director since 1998. Prior to becoming a managing director of Kelso, he was a vice president. Mr. Wahrhaftig is also a director of DS Waters, Earle M. Jorgensen Company, Endo Pharmaceuticals, Inc. and Insurance Auto Auctions, Inc.

Thomas R. Wall, IV Director	47	Mr. Wall became one of our directors in February 2003. Mr. Wall joined Kelso in 1983 and is currently a managing director. Mr. Wall spent the previous three years as a lending officer in the corporate division of Chemical Bank, where his responsibilities included the analysis and evaluation of lending proposals for numerous leveraged buyouts. Mr. Wall received a B.S. in Business Administration with special attainments in commerce from Washington & Lee University. He is a director of Endurance Business Media, Inc. and Mitchell Supreme Fuel Company. Mr. Wall is also a Trustee of Choate Rosemary Hall.

David M. Roderick Director	81	Mr. Roderick became one of our directors in May 2003. Mr. Roderick has served as chairman of the board of Earle M. Jorgensen Company since January 1998. He was chairman and chief executive officer of USX Corporation from 1979 to 1989 and president from 1975 to 1979. Mr. Roderick is a member of the boards of the University of Pittsburgh Medical Center and Citation Corporation. He is past chairman of both the American Iron and Steel Institute and the International Iron Institute. Mr. Roderick is past chairman of the International Environmental Bureau. He is a co-founder and currently is chairman emeritus of the U.S.-Korea Business Council and is a past chairman of the National Alliance of Business. Mr. Roderick is a trustee and past chairman of the board of trustees of Carnegie Mellon University. He is a past member of the Business Roundtable and a member of the Business Council.

Kevin C. Kern Chief Financial Officer and Vice-President of Administration	46	Mr. Kern has been our vice president of administration and chief financial officer since February 2001. From May 1995 until February 2001, Mr. Kern served as our vice president corporate controller. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Name	Age	Business Experience
Jeffrey M. O’Connell Vice-President, Treasurer and Secretary	52	Mr. O’Connell has been our vice president and treasurer since May 1997 and has served as our secretary since May 2001. From June 1996 to May 1997, Mr. O’Connell served as our assistant treasurer. From June 1995 to June 1996, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Kenneth M. Roessler Senior Vice-President of the Company and President and Chief Operating Officer—BWAY Packaging Division	43	Mr. Roessler was named senior vice president of the Company in October 2004 and has served as the president and chief operating officer of our BWAY Packaging Division since July 2004. From January 2003 through September 2004, Mr. Roessler served as our chief operating officer and from March 2000 until January 2003, he served as our executive vice president of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998 and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Thomas K. Linton Senior Vice-President of the Company and President and Chief Operating Officer—NAMPAC Division	52	Mr. Linton was named senior vice president of the Company in October 2004 and has served as president and chief operating officer of our NAMPAC Division since July 2004. Prior to our acquisition of NAMPAC in July 2004, Mr. Linton was vice president and general manager of NAMPAC’s Western Division. From 1997 to 2001, Mr. Linton was the executive vice president and general manager of Field Container Company, where he had responsibility for the consumer packaging business. Between 1991 and 1997, Mr. Linton served as vice president and general manager of the folding carton business at Tenneco Packaging, where he began his career as a sales representative in 1979.

Item 11. Executive Compensation

Our Board’s Management Resources, Nominating and Compensation Committee determines compensation for the Company’s executive officers.

The following tables and notes present information regarding compensation provided by the Company to our Chief Executive Officer and to each of the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) for services rendered to the Company in all capacities during fiscal years 2003, 2004 and 2005.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation				All Other Compensation ($)
					Awards			Payouts
		Salary ($)	Bonus ($) (1)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)
Jean-Pierre M. Ergas	2005	637,500	1,490,000	—	—	—		—	699,517	(2)
Chairman and Chief Executive Officer	2004	581,250	300,000	—	—	—		—	446,099	(3)
	2003	550,000	962,500	—	—	802,796	(4)	—	2,242,983	(5)

Kenneth M. Roessler (6) Senior Vice President; President and Chief Operating Officer—BWAY Packaging Division	2005 2004 2003	339,375 318,750 300,000	564,219 100,000 375,000	— — —	— — —	— — 401,398	(4)	— — —	5,600 1,432 930,741	(7) (7) (8)

Thomas K. Linton (9) Senior Vice President; President and Chief Operating Officer—NAMPAC Division	2005 2004	307,500 70,161	217,188 150,000	— —	— —	— 120,000	(10)	— —	7,060 1,811	(7) (7)

Kevin C. Kern Chief Financial Officer; Vice-President of Administration	2005 2004 2003	265,625 246,250 240,000	402,031 175,000 240,000	— — —	— — —	— — 96,336	(4)	— — —	3,083 3,283 253,951	(7) (7) (11)

Jeffrey M. O’Connell	2005	180,625	230,625	—	—	—		—	6,375	(7)
Vice President; Treasurer and Secretary	2004	168,125	100,000	—	—	—		—	5,075	(7)
	2003	165,000	137,400	—	—	40,140	(4)	—	180,968	(12)

(1)	Amounts for fiscal 2003, 2004 and 2005 were earned during fiscal 2003, 2004 and 2005, respectively, and were paid during fiscal 2004, 2005 and 2006, respectively.
(2)	The amount includes an accrual of $696,517 for supplemental executive retirement payments pursuant to his employment agreement and $3,000 of Company paid 401(k) contributions under the Savings Plan.
(3)	The amount includes an accrual of $438,349 for supplemental executive retirement payments pursuant to his employment agreement and $7,750 of Company matching 401(k) contributions under the Savings Plan.
(4)	All options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments, the first installment of which became exercisable on February 8, 2004. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.
(5)	The amount includes an accrual of $503,836 for supplemental executive retirement payments pursuant to his employment agreement, $1,749,147 related to the cancellation of options as part of the Transaction, and is net of $10,000 of Company matching 401(k) contributions under the Savings Plan that were forfeited due to excess contributions.
(6)	Mr. Roessler served as our executive vice president of sales and marketing from March 2000 through December 2002 and as our chief operating officer from January 2003 through June 2004. Mr. Roessler became the president and chief operating officer of our BWAY Packaging Division in July 2004.
(7)	The amount represents Company paid 401(k) contributions under the Savings Plan.
(8)	The amount includes $5,377 of Company matching 401(k) contributions under the Savings Plan, $853,295 related to the cancellation of options as part of the merger transaction and $72,069 of moving expenses.
(9)	Mr. Linton became the president and chief operating officer of our NAMPAC Division following the NAMPAC Acquisition in July 2004. Prior to the acquisition, Mr. Linton was an officer of NAMPAC.
(10)	Options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on July 8, 2005. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.
(11)	The amount includes $8,095 of Company matching 401(k) contributions (net of excess contribution refunds) under the Savings Plan and $245,856 related to the cancellation of options as part of the merger transaction.
(12)	The amount includes $10,783 of Company matching 401(k) contributions under the Savings Plan and $170,185 related to the cancellation of options as part of the merger transaction.

There were no stock options granted to or exercised by the Named Executive Officers during fiscal 2005. The following table summarized options held by the Named Executive Officers at the end of fiscal 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Under the Holding Incentive Plan

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End ($) (1) Exercisable / Unexercisable
Jean-Pierre M. Ergas	—	—	990,857/ 540,549	20,230,728/ 8,848,787

Kenneth M. Roessler	—	—	181,406/ 270,275	3,202,962/ 4,424,402

Thomas K. Linton	—	—	20,800/ 99,200	205,504/ 980,096

Kevin C. Kern	—	—	81,762/ 64,866	1,584,271/ 1,061,856

Jeffrey M. O’Connell	—	—	50,432/ 27,028	995,745/ 442,448

(1)	As of the end of the fiscal year, all of the exercisable, unexercised options held by the Named Executive Officers were in the money. The fair market value of the underlying securities is based on the valuation of the underlying securities as of September 30, 2005 at $26.37 per share.

Long-Term Incentive Plans—Awards in Last Fiscal Year

We did not grant any long-term incentive plan awards to the Named Executive Officers in fiscal 2005.

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

Management Employment Agreements

Jean-Pierre M. Ergas. We entered into an amended and restated employment agreement with Jean-Pierre M. Ergas dated as of February 7, 2003, whereby Mr. Ergas will continue to serve as our Chief Executive Officer or, with our consent, our Executive Chairman during the employment period (as described below). Under this agreement, Mr. Ergas will receive an annual base salary, currently at $660,000, as determined by our board (but not less than $550,000), and is eligible to participate in all of our employee benefit plans for which our senior executive employees are generally eligible. Mr. Ergas is eligible to receive an annual bonus of 80% of his base salary (the “Target Bonus”) if certain EBITDA targets are achieved for the applicable fiscal year. If these EBITDA targets are exceeded, Mr. Ergas’ Target Bonus for such fiscal year will be increased to a maximum of 2.5 times his Target Bonus. The Management Resources, Nominating and Compensation Committee of our Board determines the applicable fiscal year EBITDA targets related to the bonus. Under the employment agreement, Mr. Ergas received 802,796 options to purchase BCO Holding common stock pursuant to the BCO Holding Company Stock Incentive Plan. The employment period shall end on December 31, 2007, unless terminated earlier by the resignation, death, or permanent disability or incapacity of Mr. Ergas or we terminate Mr. Ergas’ employment period with or without cause, as defined in the employment agreement, or Mr. Ergas terminates the employment period with or without good reason, as defined in the employment agreement. Upon expiration of the employment period, Mr. Ergas will become non-executive chairman of the Company on such terms and conditions as we shall agree at such time, provided that Mr. Ergas shall be entitled to participate and vest in, and be deemed to be an employee for purposes of, all of our employee benefit programs.

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

Thomas K. Linton. We entered into a letter agreement with Thomas K. Linton in May 2004 that became effective upon the closing of the NAMPAC Acquisition on July 7, 2004. Pursuant to the agreement, Mr. Linton became President and Chief Operating Officer—NAMPAC Division. Mr. Linton’s base salary was initially set at $300,000 annually and is subject to annual merit increases based on a performance review. Mr. Linton is eligible to participate in our cash incentive plan whereby Mr. Linton’s target bonus would be initially set at 45% of his base salary pending the company achieving certain performance goals as determined by our Board. Mr. Linton was guaranteed a minimum target bonus of $135,000 in fiscal 2004. Mr. Linton is eligible to participate in the Company Stock Incentive Plan and was awarded 120,000 options following the closing of the acquisition.

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

Change in Control Agreements

Each of Messrs. Ergas, Roessler, Kern and O’Connell is a party to a separate change in control agreement with the Company. Under the terms of each change in control agreement, if Company terminates the executive without cause at any time within 24 months following a change in control event, or if the executive leaves employment during that period for good reason (as defined in each change in control agreement), the executive will be entitled to:

(a)	A lump severance payment equal to (1) in the case of Mr. Ergas, the sum of three times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, (2) in the case of Mr. Roessler, the sum of two times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, (3) in the case of Mr. Kern, the sum of one and one half times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction, and (4) in the case of Mr. O’Connell, the sum of one times his annual base salary at the time of the Transaction and one times his target incentive bonus at the time of the Transaction.

(b)	Payment of any executive perquisites that the executive is receiving as of his separation date until the later of six months (in the case of Mr. Roessler, nine months) from the separation date or the end of the calendar year in which the separation occurs.

(c)	Reimbursement of COBRA premiums under the Company’s group health and dental plan on a monthly basis for the period entitled to such continuation coverage.

(d)	Individual medical and dental insurance policies on substantially similar terms as provided by the Company as of the separation date for a period of six to 18 months following expiration of the COBRA period (other than for Messrs. Kern and O’Connell).

(e)	Payment of premiums for individual life insurance coverage on substantially similar terms as provided by the Company as of the separation date for a period of one to three years following the separation date.

(f)	Full vesting of any retirement plans maintained by the Company in which the executive participates as of the separation date.

(g)	In the case of the executives other than Mr. Ergas, outplacement services for a period of 12 months.

The change in control agreements provide that if any payments to the executive are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount of the separation payment to an executive described under the first bullet point above will be reduced by the minimum amount necessary to reduce the parachute payments to 299% of the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code. Following termination, each executive is subject to a customary one-year non-compete agreement, which, if breached, would require an executive to repay (or, if unpaid, to forfeit) all the above specified payments and benefits.

The Transaction constituted a change in control pursuant to the above agreements. However, the 24 month period in which the agreements would be applicable to Transaction expired on February 6, 2005.

The change in control agreements survived the Transaction and are applicable to any future change in control per each respective agreement.

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

Three types of options may be granted under the BCO Plan:

Service options. These options generally become exercisable in up to three equal annual installments commencing on the first anniversary of the grant date.

Performance options. These options generally become exercisable in five equal annual installments if the Company achieves certain specified EBITDA objectives.

Exit options. These options generally become exercisable only if the Kelso affiliates are able to sell their equity investment in BCO Holding at a price equal to at least two times their initial investment and achieve at least a 15% internal rate of return, subject to certain exceptions.

Under the BCO Plan, 40% of the options (approximately 958,000) will be service options, 10% (approximately 239,000) will be performance options and 50% (approximately 1,198,000) will be exit options.

In the event that a participant’s employment with us terminates by reason of death, disability or retirement, the participant (or the participant’s beneficiary) may exercise any vested options within one year following the termination or the normal date of the options, whichever period is shorter, and all unvested options are canceled immediately upon such termination. If we terminate the participant for cause, all options, whether vested or unvested, are immediately canceled. In the event a participant’s employment terminates due to voluntary resignation or any reason other than those described above, any options held by the participant that are exercisable at the date of such termination, shall remain exercisable for a period of sixty days following the termination.

Upon a change in control, each outstanding service option (regardless of whether such service options are at such time otherwise exercisable), each performance option that is exercisable on or prior to the change in control and each exit option that is exercisable on or prior to the change in control shall be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the change in control price over the option price. Alternatively, the Compensation Committee of the BCO Holding board of directors may determine that in the event of a change in control, such options shall be honored or assumed, or new rights substituted therefore by the new employer on a substantially similar basis and in accordance with the terms and conditions of the BCO Plan. The BCO Plan also provides that if any payments to the participant are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount of the payment to a participant under the BCO Plan will be reduced by the minimum amount necessary to reduce the parachute payments to 299% of the participant’s “base amount” as defined in Section 280G of the Internal Revenue Code.

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

Stock Ownership. The Compensation Committee believes that it can align the interests of stockholders and executives by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to establish a meaningful ownership position in the Company. There were no stock options granted to the executive officers in fiscal 2005.

Following the buyout of the Company in February 2003, management rolled a substantial number of stock options into options to receive BCO Holding common stock. As stockholders, we believe management will continue to act in the best interests of the Company and of the other stockholders.

Compensation for the Chief Executive Officer

The base pay level and annual incentive bonus compensation for Mr. Ergas, who has served as the Company’s Chief Executive Officer since January 2000, was initially determined pursuant to his amended employment agreement dated February 7, 2003. Pursuant to this employment agreement, Mr. Ergas’ base salary was initially set at $550,000 per annum and bonus compensation pursuant to the Officer Incentive Program was set based on certain EBITDA targets as defined in the employment agreement. The Compensation Committee in its sole discretion based on the achievement of goals and objectives determined by it and in accordance with Mr. Ergas’ employment agreement may change base pay and shall determine the Company’s EBITDA objectives that, if achieved, will trigger Mr. Ergas’ annual incentive bonus. In February 2005, Mr. Ergas’ base salary was set at $660,000 per annum and Mr. Ergas was awarded an annual bonus of $1,490,000 for fiscal 2005 based on the Company exceeding certain performance objectives.

Certain Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the deductibility of compensation over $1 million to any of the Named Executive Officers, unless, in general, the compensation is paid pursuant to a plan that is performance-based, non-discretionary and was approved by the Company’s stockholders. The Company’s policy with respect to Section 162(m) is to make reasonable efforts to ensure that compensation is deductible without limiting the Company’s ability to attract and retain qualified executives.

Summary

After reviewing the Company’s existing programs, the Compensation Committee believes that the total compensation program for executives of the Company is focused on increasing value for stockholders and enhancing corporate performance, that the compensation of executive officers is properly tied to stock appreciation through stock options or stock ownership, and that executive compensation levels at the Company are competitive with the compensation programs provided by other corporations with which the Company competes.

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

Thomas R. Wall, IV, Chairman

Warren J. Hayford

David I. Wahrhaftig

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information with respect to the beneficial ownership of the common stock of BCO Holding as of December 1, 2005, by (i) each stockholder known by us who owns beneficially 5 percent or more of the outstanding shares of such common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. BCO Holding owns 100% of the capital stock of BWAY, which in turn owns 100% of the capital stock of NAMPAC. To our knowledge, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

On February 7, 2003, BCO Holding entered into a securityholders agreement with the Kelso affiliates and certain stockholders who own shares and options of BCO Holding. This securityholders agreement covers, among other things, transferability of the stockholders’ shares and the composition of the board of directors. See “Certain Relationships and Related Transactions—Securityholders Agreement.” In addition, the securityholders agreement requires, and other future agreements may require, BCO Holding to repurchase BCO Holding’s common stock or options to purchase BCO Holding’s common stock. We may fund all or a portion of such repurchases, subject to the provisions of the indenture governing the notes, provisions of our new credit facility and other conditions.

Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class (2)
Kelso Investment Associates VI, L.P. (3)	9,430,983	(4)	85.6%
KEP VI, LLC (3)	9,430,983	(4)	85.6%
Frank T. Nickell (3)		(5)	(5)
Thomas R. Wall, IV (3)		(5)	(5)
George E. Matelich (3)		(5)	(5)
Michael B. Goldberg (3)		(5)	(5)
David I. Wahrhaftig (3)		(5)	(5)
Frank K. Bynum, Jr. (3)		(5)	(5)
Philip E. Berney (3)		(5)	(5)
Frank J. Loverro (3)		(5)	(5)
James J. Connors, II (3)		(5)	(5)
Jean-Pierre M. Ergas	1,036,339	(6)	8.6%
Kenneth Roessler	181,406	(7)	1.6%
Kevin C. Kern	86,310	(8)	*
Jeffrey O’Connell	53,464	(9)	*
Warren J. Hayford	1,954,990	(10)	16.7%
Marylou Hayford	1,284,146	(11)	11.7%
Thomas K. Linton	20,800	(12)	—
David M. Roderick	—		—
Lawrence A. McVicker	—		—

All Directors and Executive Officers as a Group (10 persons)	3,333,309	(13)	25.6%

*	Less than one percent.
(1)	The number of shares includes shares of common stock subject to options exercisable within 60 days of December 1, 2005.
(2)	As of December 1, 2005, 11,016,474 shares of common stock of BCO Holding were issued and outstanding. Shares subject to options exercisable within 60 days of December 1, 2005 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(4)	The shares of common stock beneficially owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represents the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.
(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.
(6)	The shares of common stock beneficially owned by Mr. Ergas include 990,857 shares subject to options exercisable within 60 days.
(7)	The shares of common stock beneficially owned by Mr. Roessler consist of 181,406 shares subject to options exercisable within 60 days. The shares of common stock beneficially owned by Mr. Roessler exclude 34,237 shares and shares subject to option transferred to his wife in fiscal 2005 pursuant to a settlement agreement entered into in conjunction with a division of martial assets incident to their divorce.
(8)	The shares of common stock beneficially owned by Mr. Kern consist of 81,762 shares subject to options exercisable within 60 days.
(9)	The shares of common stock beneficially owned by Mr. O’Connell consist of 50,432 shares subject to options exercisable within 60 days.
(10)	The shares of common stock beneficially owned by Mr. Hayford consist of 1,238,674 shares directly owned by his wife, Marylou Hayford, and 45,482 shares and 670,834 shares subject to options directly owned by Mr. Hayford. Mr. Hayford disclaims beneficial ownership of the shares directly owned by his wife.
(11)	The shares of common stock beneficially owned by Mrs. Hayford include 45,482 shares directly owned by her husband, Warren J. Hayford, but do not include 670,834 shares subject to options owned directly by Mr. Hayford. Mrs. Hayford disclaims beneficial ownership of the shares directly owned by her husband.
(12)	The shares of common stock beneficially owned by Mr. Linton consist of 20,800 shares subject to options exercisable within 60 days.
(13)	The shares of common stock held by directors and executive officers as a group excludes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Wall and Mr. Wahrhaftig.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements) under which the equity securities of BCO Holding are authorized for issuance as of October 2, 2005. We are a wholly-owned subsidiary of BCO Holding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders under the BCO Holding Incentive Plan	3,875,500	$8.87	141,423
Equity compensation plans not approved by security holders	—	—	—

Total	3,875,500	$8.87	141,423

Item 13. Certain Relationships and Related Transactions

Securityholders Agreement

BWAY is a wholly-owned subsidiary of BCO Holding. On February 7, 2003, BCO Holding entered into a securityholders agreement with the Kelso affiliates, which in the aggregate own a majority of BCO Holding’s common stock, and certain other securityholders who own common stock and options to purchase common stock of BCO Holding and whom we refer to in this prospectus as the non-Kelso securityholders. The securityholders agreement provides that Jean-Pierre M. Ergas or a family representative or, with Kelso’s consent, other representative following his death or disability, will be a member of BCO Holding’s board of directors until the later of (a) Mr. Ergas no longer serving as either our chief executive officer or chairman or (b) he or his family or estate selling any of their equity in BCO Holding. The securityholders agreement also provides that Warren J. Hayford or another person he and Mary Lou Hayford designate will be a member of BCO Holding’s board of directors (or if BCO Holding’s board of directors is composed of 11 or more persons, Mr. and Mrs. Hayford may designate two of BCO Holding’s directors). Consent of the Kelso affiliates is required for any Hayford designees who are not members of the Hayford family. The Kelso affiliates have the right to designate all of the other members of BCO Holding’s board of directors. Mr. Hayford or any Hayford family member board designee or the disinterested members of BCO Holding’s board have the right to approve all affiliate transactions and certain other matters, subject to certain specified exceptions. Mr. Ergas’ employment agreement has been amended to provide that Mr. Ergas will remain as either chief executive officer or executive chairman through December 31, 2007.

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

In addition, the non-Kelso securityholders have “tag-along” rights to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. Similarly, the Kelso affiliates have “drag-along” rights to cause the non-Kelso securityholders to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. Our employees who are parties to the securityholders agreement are subject to “put” and “call” rights which, subject to certain exceptions, entitle an employee stockholder to require BCO Holding to purchase their shares and which entitle BCO Holding, subject to certain exceptions, to require the employee stockholder to sell their shares to BCO Holding, upon any termination of the stockholder’s employment with BCO Holding at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The securityholders agreement also contains a provision that requires BCO Holding to offer certain existing stockholders the right to purchase shares of BCO Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

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

Item 14. Principal Accounting Fees and Services

Fees paid to Deloitte & Touche LLP – Audit and non-audit fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of the Company’s annual financial statements for the years ended October 2, 2005 and October 3, 2004 and fees billed for tax and other services rendered by Deloitte & Touche during those periods. All of the following fees were approved by the Audit Committee.

	Fiscal Year
(Dollars in millions)	2005	2004
Audit Fees	$0.6	$0.4
Audit Related Fees(1)	$0.4	$0.7
Tax Fees(2)	$0.2	$0.3
All Other Fees	—	—

Total	$1.2	$1.4

(1)	Audit Related Fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. We have included in this category fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, due diligence related to mergers and acquisitions, review of filings related to the registration of the Company’s senior subordinated notes, review of filings related to mergers and acquisitions and accounting consultations regarding the application of GAAP to proposed transactions.
(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditors and the independent auditor in carrying out its oversight responsibilities.

The audit committee approves all fees incurred by us from Deloitte & Touche LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-34.

(2)	The Financial Statement Schedule listed in the Index to the Financial Statement Schedules on page S-1. Financial Statement Schedules not included in the Index are not applicable.

(3)	The Exhibits listed in the Index to Exhibits at page 35.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or are incorporated by reference. See the Index to Exhibits at page 35.

(c)	Financial Statements and Schedules Excluded from Annual Report to Shareholders: None

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, competitive risks from substitute products and other container manufacturers, termination of the Company’s customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin and other raw material costs or availability, labor unrest, catastrophic loss of one of the Company’s manufacturing facilities, environmental exposures, management’s inability to identify or execute selective acquisitions, failures in the Company’s computer systems, unanticipated expenses, delays in implementing cost reduction initiatives, potential equipment malfunctions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company takes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrences of unanticipated events or changes to future results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWAY CORPORATION
(Registrant)

By	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer

Date	December 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on December 22, 2005.

Signatures	Title
/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin C. Kern Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Warren J. Hayford Warren J. Hayford	Director

/s/ David I. Wahrhaftig David I. Wahrhaftig	Director

/s/ Thomas R. Wall, IV Thomas R. Wall, IV	Director

/s/ David M. Roderick David M. Roderick	Director

/s/ Lawrence A. McVicker Lawrence A. McVicker	Director

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase Agreement, dated November 21, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

2.2	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002.(15)

2.3	Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004.(20)

2.4	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004.(22)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation, as amended.(17)

3.2	Form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of BWAY Corporation (formerly known as Brockway Standard Holdings Corporation).(17)

3.3	Amended and Restated By-laws of BWAY Corporation.(17)

4.1	Amended and Restated Credit Agreement, dated as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and Armstrong Containers, Inc., as borrowers, with BWAY Corporation, as funds administrator, the lenders named therein and Deutsche Bank Trust Company Americas, as agent.(17)

4.2	Indenture, dated as of as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.3	First Supplemental Indenture, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.4	Assumption Agreement, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp.(17)

4.5	Form of 10% Senior Subordinated Note due 2010.(17)

4.6	Registration Rights Agreement, dated as of November 27, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

4.7	Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein.(17)

4.8	Form of certificate representing shares of Common Stock of BWAY Corporation.(2)

4.9	Credit Agreement among BCO Holding Company, BWAY Corporation, Various Lenders and Deutsche Bank Trust Company Americas, as Administrative Agent, dated as of July 7, 2004. (21)

4.10	Subsidiaries Guaranty among Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc. and SC Plastics LLC, dated as of July 7, 2004. (21)

4.11	Security Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC and Deutsche Bank Trust Company Americas, dated as of July 7, 2004. (21)

4.12	Pledge Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC and Deutsche Bank Trust Company Americas, dated as of July 7, 2004. (21)

4.13	Second Supplemental Indenture, dated as of as of July 7, 2004, among North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC, Armstrong Containers, Inc., BWAY Corporation and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (22)

The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.#(1)

10.2	Employment Agreement between BWAY Corporation and John T. Stirrup, dated as of June 1, 1995.#(1)

10.3	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc.(1)

10.4	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc.(1)

10.5	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc.(1)

10.6	Lease Agreement dated November 16, 1996 between Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996.(8)

10.7	Lease dated August 9, 1991 between DK Containers, Inc. and Smith Barney Birtcher Institutional Fund-I Limited Partnership and the First Amendment thereto.(1)

10.8	Employment Agreement between BWAY Corporation and James W. Milton, dated as of May 28, 1996.#(4)

10.9	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.#(5)

10.10	Employment Agreement between BWAY Corporation and John T. Stirrup Amendment No. 1.#(7)

10.11	Employment Agreement between BWAY Corporation and John T. Stirrup—Amendment No. 2.#(9)

10.12	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.#(10)

10.13	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company.(10)

10.14	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.#(11)

10.15	Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001.#(12)

10.16	Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001.#(12)

10.17	Separation and Release Agreement between BWAY Corporation and James W. Milton, dated November 2, 2001.#(15)

10.18	Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas, dated August 30, 2001.#(13)

10.19	Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas effective January 1, 2002.#(13)

10.20	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.).(14)

10.21	Change in Control Agreement, between BWAY Corporation and Jeffrey M. O’Connell, dated August 9, 2001.#(16)

10.22	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003.#(17)

10.23	Form of BCO Holding Company Nonqualified Stock Option Agreement.#(17)

10.24	Asset Purchase Agreement by and among SST Industries, Inc., SST Industries of Georgia, Inc., SST Industries of Virginia, Inc. and C. Winfield Scott dated as of August 25, 2003. (18)

10.25	Lease between Loveland Properties Limited Partnership and BWAY Manufacturing, Inc. dated as of August 25, 2003. (18)

10.26	Lease between CWS Realty of Georgia, Inc. and BWAY Manufacturing, Inc. dated as of August 25, 2003. (18)

10.27	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (19)

10.28	Amended and Restated BCO Holding Company Stock Incentive Plan.# (22)

10.29	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio. (22)

10.30	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia. (22)

10.31	Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana. (22)

10.32	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana. (22)

10.33	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana. (22)

10.34	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia. (22)

10.35	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey. (22)

10.36	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico. (22)

10.37	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas. (22)

10.38	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004.# (22)

14.1	BWAY Corporation Code of Ethics. (18)

21.1	Subsidiaries of BWAY Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 (File No. 33-91114).
(2)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).
(3)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended March 31, 1996 (File No. 0-26178).
(4)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 1996 (File No. 0-26178).
(5)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225).
(6)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 29, 1996 (File No. 1-12415).
(7)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended March 29, 1998 (File No. 1-12415).
(8)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 28, 1997 (File No. 1-12415).
(9)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended July 4, 1999 (File No. 1-12415).
(10)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415).
(11)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended April 2, 2000 (File No. 1-12415).
(12)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended July 1, 2001 (File No. 1-12415).
(13)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-12415).
(14)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 2002 (File No. 1-12415).
(15)	Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415).
(16)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 29, 2002 (File No. 1-12415).
(17)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-4 (File No. 333-104388).
(18)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 28, 2003 (File No. 1-12415).
(19)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended January 4, 2004 (File No. 1-12415).
(20)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of May 28, 2004 (File No. 1-12415).
(21)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 7, 2004 (File No. 1-12415).
(22)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of October 2, 2005 and October 3, 2004	F-3

Consolidated Statements of Operations for the years ended October 2, 2005 (Successor) and October 3, 2004 (Successor) and for the periods from February 7, 2003 to September 28, 2003 (Successor) and September 30, 2002 to February 6, 2003 (Predecessor)

F-4

Consolidated Statements of Stockholders’ Equity for the years ended October 2, 2005 (Successor) and October 3, 2004 (Successor) and for the periods from February 7, 2003 to September 28, 2003 (Successor) and September 30, 2002 to February 6, 2003 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the years ended October 2, 2005 (Successor) and October 3, 2004 (Successor) and for the periods from February 7, 2003 to September 28, 2003 (Successor) and September 30, 2002 to February 6, 2003 (Predecessor)

F-6
Notes to the Consolidated Financial Statements	F-8

2005 ANNUAL REPORT

BWAY Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation (a wholly owned subsidiary of BCO Holding Company):

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the “Company”) as of October 2, 2005 and October 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended October 2, 2005 (Successor) and October 3, 2004 (Successor), for the period from February 7, 2003 to September 28, 2003 (Successor) and for the period from September 30, 2002 to February 6, 2003 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWAY Corporation and subsidiaries at October 2, 2005 and October 3, 2004, and the results of their operations and their cash flows for the years ended October 2, 2005 (Successor) and October 3, 2004 (Successor), for the period from February 7, 2003 to September 28, 2003 (Successor) and for the period from September 30, 2002 to February 6, 2003 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 22, 2005

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

(Dollars in thousands, except share data)	October 2 2005	October 3 2004
Assets
Current assets
Cash and cash equivalents	$51,889	$27,325
Accounts receivable, net of allowance for doubtful accounts of $1,613 and $1,654	104,122	81,039
Inventories, net	71,965	59,275
Deferred tax assets	9,174	8,839
Other	3,750	6,192

Total current assets	240,900	182,670

Property, plant and equipment, net	142,476	155,395

Other assets
Goodwill	219,218	220,297
Other intangible assets, net	156,751	168,613
Deferred financing costs, net of accumulated amortization of $4,085 and $1,965	10,589	12,726
Other	2,060	1,703

Total other assets	388,618	403,339

Total Assets	$771,994	$741,404

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$97,968	$66,301
Accrued salaries and wages	13,786	8,604
Accrued interest	10,803	10,625
Accrued rebates	10,104	7,364
Income taxes payable	7,993	—
Current portion of long-term debt	30,000	19,700
Other	16,537	17,694

Total current liabilities	187,191	130,288

Long-term debt	365,300	395,300

Other long-term liabilities
Deferred tax liabilities	76,119	82,532
Other	19,948	18,279

Total other long-term liabilities	96,067	100,811

Commitments and contingencies (Notes 10 and 14)

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	104,082	104,022
Retained earnings	19,701	11,572
Accumulated other comprehensive loss	(347)	(589)

Total stockholder’s equity	123,436	115,005

Total Liabilities and Stockholder’s Equity	$771,994	$741,404

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2 2005	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003
Net sales	$829,109	$611,588	$364,384	$186,726

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	714,039	529,064	311,447	166,383
Depreciation and amortization	43,215	31,724	16,835	6,091
Selling and administrative	22,120	14,040	8,675	14,875
Merger-related transaction costs	—	—	—	2,488
Restructuring and impairment charges (adjustment)	5,265	352	260	(460)
Interest expense, net	32,165	26,889	16,935	11,190
Financial advisory fees	495	495	349	—
Other, net	(670)	(317)	556	17

Total costs, expenses and other	816,629	602,247	355,057	200,584

Income (loss) before income taxes	12,480	9,341	9,327	(13,858)

Provision for (benefit from) income taxes	4,351	3,634	3,462	(4,791)

Net income (loss)	$8,129	$5,707	$5,865	$(9,067)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Corporation and Subsidiaries

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2 2005	October 3 2004	February 7, 2003 to September 28 2003	September 30, 2002 to February 6 2003
Common stock and additional paid-in capital
Balance, beginning of period	$104,022	$73,622	$36,992	$36,726
Deferred shares of BCO Holding granted	—	400	—	—
Issuance of treasury stock for stock options exercised	—	—	—	(42)
Exercise of stock options	60	—	—	—
Tax benefit of stock options exercised	—	—	—	308
Redemption of Predecessor’s outstanding common stock	—	—	(36,992)	—
Issuance of common stock to BCO Holding	—	—	73,622	—
Capital contribution from BCO Holding	—	30,000	—	—

Balance, end of period	$104,082	$104,022	$73,622	$36,992

Retained earnings
Balance, beginning of period	$11,572	$5,865	$39,602	$48,669
Write-off of Predecessor’s retained earnings associated with the Transaction	—	—	(39,602)	—
Net income (loss)	8,129	5,707	5,865	(9,067)

Balance, end of period	$19,701	$11,572	$5,865	$39,602

Accumulated other comprehensive loss
Balance, beginning of period	$(589)	$—	$—	$—
Additional minimum pension liability, net of tax of $152 and $(369)	242	(589)	—	—

Balance, end of period	$(347)	$(589)	$—	$—

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,160)	$(12,747)
Issuance of treasury stock for stock options exercised	—	—	—	587
Purchase of treasury stock, net	—	—	—	—
Cancellation of Predecessor’s stock held in treasury	—	—	12,160	—

Balance, end of period	$—	$—	$—	$(12,160)

Total stockholders’ equity	$123,436	$115,005	$79,487	$64,434

Comprehensive income (loss)
Net income (loss)	$8,129	$5,707	$5,865	$(9,067)
Other comprehensive income (loss):
Additional minimum pension liability, net of tax of $152 and $(369)	242	(589)	—	—

Comprehensive income (loss)	$8,371	$5,118	$5,865	$(9,067)

(Shares in thousands)
Common stock share data
Shares issued	1	1	1	9,851

Treasury stock
Balance, beginning of period	—	—	(8,761)	(1,142)
Issuance of treasury stock for stock options exercised	—	—	—	52
Cancellation of Predecessor’s common stock held in treasury associated with the Transaction	—	—	8,761	—

Balance, end of period	—	—	—	(1,090)

Common stock shares issued and outstanding	1	1	1	8,761

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Cash Flows from Operating Activities
Net income (loss)	$8,129	$5,707	$5,865	$(9,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,353	24,136	11,846	5,941
Amortization of other intangible assets	11,862	7,588	4,989	150
Amortization of deferred financing costs	2,120	1,970	1,168	359
Write-off of deferred financing costs	—	1,252	1,900	1,695
(Provision for) recovery of doubtful accounts	(41)	178	(194)	(614)
Impairment charge	1,000	—	—	—
(Gain) loss on disposition of property, plant and equipment and assets held for sale	(754)	(57)	425	24
Deferred income taxes	(6,900)	3,334	170	(1,802)
Stock-based compensation	1,852	1,110	1,154	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,042)	(889)	(1,246)	2,333
Inventories	(12,690)	7,526	4,383	(5,643)
Other assets	639	239	351	(570)
Accounts payable	31,832	(9,773)	(3,619)	(2,920)
Accrued and other liabilities	8,091	383	3,477	15,164
Income taxes, net	10,873	2,394	(254)	(7,185)

Net cash provided by (used in) operating activities	64,324	45,098	30,415	(2,135)

Cash Flows from Investing Activities
Capital expenditures	(20,282)	(19,066)	(8,879)	(4,607)
Business acquisitions, net of cash acquired	(262)	(202,307)	(23,247)	—
Merger transaction costs	—	—	(19,868)	—
Proceeds from disposition of property, plant and equipment and assets held for sale	1,297	516	5	23
Other	—	—	(17)	2

Net cash used in investing activities	(19,247)	(220,857)	(52,006)	(4,582)

Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	—	(17,170)	14,517	2,653
Extinguishment of long-term debt	—	—	(100,000)	—
Proceeds from senior subordinated notes	—	—	200,470	—
Proceeds from term loan	—	225,000	—	—
Repayments of term loan	(19,700)	(10,000)	—	—
Issuance of common stock to BCO Holding	—	—	80,000	—
Capital contribution from BCO Holding	—	30,000	—	—
Proceeds from stock option exercise	40	—	—	—
Redemption of Predecessor stock and options	—	—	(175,885)	—
(Decrease) increase in unpresented bank drafts in excess of cash available for offset	(621)	(18,072)	10,170	(12,417)
Principal repayments under capital leases	(232)	(117)	(48)	(19)
Issuance of treasury stock for stock options exercised	—	—	—	545
Funds from (into) escrow related to the Transaction	—	—	3,000	(3,000)
Financing costs incurred	—	(6,805)	(10,495)	(425)

Net cash (used in) provided by financing activities	(20,513)	202,836	21,729	(12,663)

Net increase (decrease) in cash and cash equivalents	24,564	27,077	138	(19,380)
Cash and cash equivalents, beginning of period	27,325	248	110	19,490

Cash and cash equivalents, end of period	$51,889	$27,325	$248	$110

Continued on next page . . .

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

. . . continued from prior page

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Supplemental Disclosures of Cash Flow Information

Cash paid (refunded) during the period for:
Interest	$29,866	$22,595	$18,611	$5,374

Income taxes	378	(2,493)	3,545	4,197

Details of business acquisitions:
Fair value of assets acquired	$221	$290,461	$27,972	$—
Liabilities adjusted (assumed)	41	(88,154)	(4,725)	—

Net cash paid for business acquisitions	262	202,307	23,247	—

Non-Cash Investing and Financing Activities
Amounts owed for capital expenditures	$897	$1,062	$2,763	$1,122

Acquisition of property, plant and equipment utilizing capital leases	81	560	32	—

Grant of deferred shares in conjunction with the NAMPAC Acquisition	—	400	—	—

Note receivable received in disposition of assets held for sale	—	—	1,450	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Note 1. Business and Summary of Significant Accounting Policies

Business Operations

We, BWAY Corporation (“BWAY”), and our principle subsidiary, North America Packaging Corporation (“NAMPAC”), (collectively the “Company”) manufacture and distribute metal and rigid plastic containers primarily in the United States. We operate the company as two divisions. BWAY Packaging Division primarily sells and markets our metal packaging products and NAMPAC Division primarily sells and markets our rigid plastic packaging products.

We are a wholly owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., as a result of a merger agreement whereby all outstanding shares of BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003 for $20.00 per share in cash (the “Merger”).

The Merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and liabilities assumed by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors.

In the fourth quarter of fiscal 2004, we acquired all of the issued and outstanding common stock of NAMPAC and in the fourth quarter of fiscal 2003, we acquired substantially all of the assets of SST Industries, each a manufacturer of rigid plastic containers for industrial packaging markets. See Note 2 regarding these acquisitions.

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of BWAY and its wholly owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation. Results of operations related to entities acquired are included from the date of acquisition. Certain prior period amounts have been reclassified to conform to current period presentation.

Our fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to September 30 in each year. The fiscal years ended October 2, 2005 and September 28, 2003 consisted of 52 weeks. Our fiscal year ended October 3, 2004 consisted of 53 weeks. Our NAMPAC subsidiary, acquired in fiscal 2004, reports on a calendar month basis and has been consolidated as of September 30, 2005 and for the year then ended and as of September 30, 2004 and from the date of acquisition through the period then ended. There were no significant or unusual NAMPAC transactions between September 30, 2005 and October 2, 2005 or between September 30, 2004 and October 3, 2004 that should have been considered in the Consolidated Financial Statements.

We present our fiscal 2003 consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows in two periods designated as “Predecessor” and “Successor”, which relate to the period preceding the Transaction (as defined in Note 2) and the period following the Transaction, respectively. The Predecessor and Successor periods are from September 30, 2002 to February 6, 2003 (“Predecessor 2003”) and from February 7, 2003 to September 28, 2003 (“Successor 2003”), respectively. Unless otherwise indicated, information presented for fiscal 2003 is for the entire fiscal year from September 30, 2002 to September 28, 2003 or at the balance sheet date of September 28, 2003.

We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our Consolidated Financial Statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates and assumptions.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which eliminates the ability to account for share based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. For purposes of SFAS 123R, a nonpublic entity as defined in the Statement includes entities that have only debt securities trading in a public market. As a “nonpublic entity,” as defined by the Statement, SFAS 123R is not effective for us until the beginning of fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Until we adopt SFAS 123R, we will continue to follow the guidance of APB 25 and provide pro forma disclosures of net income (loss) as if we had adopted SFAS 123 as required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.

If we determined stock-based compensation based on the fair value-based method, our net income (loss) would have been as follows:

	Successor			Predecessor
	Year Ended		For the Period
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Net income (loss), as reported	$8,129	$5,707	$5,865	$(9,067)
Add: Stock-based compensation included in reported net income (loss), net of related tax effects (1) (2)	1,206	683	726	8,239
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(2,707)	(2,463)	(1,837)	(1,271)

Pro forma net income (loss)	$6,628	$3,927	$4,754	$(2,099)

(1)	Stock-based compensation included in net income (loss), net of related tax effects, recorded in the period from September 30, 2002 to February 6, 2003 relates to the settlement of outstanding stock options of the Predecessor associated with the Transaction (see Note 2).
(2)	Stock-based compensation included in net income (loss), net of related tax effects, recorded in each of the years ended October 2, 2005 and October 3, 2004, and in the period from February 7, 2003 to September 28, 2003 relates to stock options issued pursuant to the Holding Incentive Plan (see Note 8).

The weighted-average grant date fair value of each option granted during the years ended October 2, 2005 and October 3, 2004 and for the period from February 7, 2003 to September 28, 2003 was $2.39, $3.80 and $5.86, respectively.

In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumptions appropriate to the plan. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than the employee stock options we grant, and changes to the subjective assumptions used in the model can result in different fair value estimates. The weighted average grant date fair values for the options granted in fiscal 2005, fiscal 2004 and Successor 2003 were based on the assumptions below. There were no options granted during the period from September 29, 2002 to February 6, 2003.

	Successor
	Year Ended		For the Period
	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003
Expected dividend yield	0.0%	0.0%	0.0%

Expected volatility	0.0%	0.0%	0.0%

Risk-free interest rate	3.8%	4.0%	3.0%

Expected life (in years)	3.5	4.0	5.0

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are carried at the lower of cost or market. The cost of the majority of the inventory is determined under the last-in, first-out (LIFO) method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives generally are as follows:

Buildings and Improvements	30 Years
Machinery and Equipment	5 to 15 Years
Furniture and Fixtures	5 to 7 Years
Computer Information Systems	3 Years

We amortize leasehold improvements over the lesser of the estimated useful lives or the remaining underlying lease term. We depreciate equipment under capital leases using the straight-line method over the lesser of its estimated useful life or the term of the lease. We periodically assess the appropriateness of and make revisions to the remaining estimated useful lives of property, plant and equipment.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for maintenance and repairs. When we retire or otherwise dispose of property, plant and equipment, we remove the asset balances from the related asset and accumulated depreciation accounts, and we credit or charge to operations any resulting gain or loss, respectively.

We capitalize interest in connection with the installation of major machinery and equipment. We record the capitalized interest as part of the cost of the related asset, which is depreciated over the asset’s estimated useful life. In fiscal 2005, fiscal 2004, Successor 2003 and Predecessor 2003, we capitalized interest of approximately $62 thousand, $244 thousand, $91 thousand, and $86 thousand, respectively.

Goodwill and Other Intangible Assets

Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually. We perform an impairment test for our indefinite-lived intangible assets by comparing the fair value of indefinite-lived intangible assets to their carrying value. The fair value of the assets is estimated based on discounted future cash flows. We recognize an impairment charge if the carrying value of the assets exceed their estimated fair value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of the reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our two operating divisions is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test as of October 2, 2005. For purposes of our annual goodwill impairment test, we obtained an independent valuation of our reporting units. Based on a comparison of the independent valuation to the carrying value of each reporting unit as of October 2, 2005 (metal) and September 30, 2005 (plastics), we determined that goodwill was not impaired. Our annual impairment tests, which are performed at the end of our fiscal year, for fiscal 2004 as of October 3, 2004 (metal) and September 30, 2004 (plastics) and for fiscal 2003 as of September 28, 2003, did not result in an impairment.

Our other intangible assets consist of finite-lived and indefinite-lived identifiable intangibles. We amortize our finite-lived, identifiable intangible assets over their remaining useful lives, which range from 3 to 18 years, in proportion to the underlying cash flows that were used in determining the acquired value. The portion of these intangibles associated with Predecessor’s carryover basis continues to be amortized on a straight-line basis. The finite-lived intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset would be written down to its fair market value as estimated by future undiscounted cash flows. Indefinite-lived identifiable intangibles are tested in the same manner as goodwill, as discussed above. There were no impairments of other intangible assets in any of periods presented in the Consolidated Financial Statements.

Deferred Financing Costs

We amortize deferred financing costs to interest expense over the term of the related financing agreement using the straight-line method for costs associated with financing having a single payoff date and using a declining balance method for costs associated with financing having scheduled payoffs, each of which approximates the effective yield method.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectibility of the amount billed is probable. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Accrued Rebates

We provide volume rebates to our customers on certain products. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period that the goods are shipped. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to other current assets on the consolidated balance sheets.

Fair Value of Financial Instruments

Due to the short-term nature and the variable interest rates on our Term Loan borrowings, we consider as reasonable estimates of their fair value, the historical carrying amounts of cash and cash equivalents and outstanding Term Loan borrowings. The fair value of our publicly held Senior Notes is estimated based on the quoted bid price for these debt instruments and was approximately $211.0 million and $219.0 million at October 2, 2005 and October 4, 2004, respectively. The Term Loan and Senior Notes are further described in Note 6.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. We review our contracts for embedded derivatives that would require separate reporting and disclosure.

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

Earnings per Share

We are not required to present earnings per share information since our common stock is not publicly traded.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4, which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will be effective for inventory costs incurred beginning with our fiscal year 2006, which begins October 3, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. The provisions of the AJCA are applicable to us beginning in fiscal 2006. The initial deduction will be 3% of qualified production income.

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change . SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05–6, Determining the Amortization Period for Leasehold Improvements (“EITF 05–6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. We adopted EITF 05-6 in the fourth quarter of fiscal 2005. The adoption of EITF 05-6 had no material effect on our results of operations or financial position.

Note 2. Acquisitions

The Merger and Related Transactions

On February 7, 2003, we were acquired pursuant to a merger agreement dated September 30, 2002 whereby we became a wholly owned subsidiary of BCO Holding. BCO Holding is a holding company controlled by affiliates of Kelso & Company, L.P., a private investment firm founded in 1971, (“Kelso”).

In connection with the merger, approximately 8.2 million shares of BWAY’s common stock were converted into the right to receive $20.00 per share in cash and all outstanding unvested options to purchase BWAY’s common stock became fully vested. Options to purchase approximately 1.0 million shares of BWAY’s common stock were canceled in exchange for lump sum payments in cash of $20.00 per underlying share less the applicable option exercise price.

The acquisition was funded as follows:

(Dollars in thousands)	February 7, 2003
Equity contributions:
Kelso and affiliates(1)	$78,000
Continuing investors (2)	20,349
Other equity investor	2,000
10% Senior subordinated notes due 2010 assumed from BWAY Finance (3)(4)	200,000
Credit facility borrowings at closing	15,815
Transaction and financing costs paid from operating cash flows and additional Credit Facility borrowings	16,406

Total purchase price	$332,570

(1)	We paid Kelso a fee of approximately $5.0 million upon completion of the merger and entered into a financial advisory agreement with them for annual fees of approximately $0.5 million plus reimbursement of their reasonable expenses.
(2)	Represents certain stockholders of BWAY, including members of management and the Board of Directors.
(3)	BWAY Finance issued $200 Million 10% Senior Subordinated Notes due 2010, which BWAY assumed upon the completion of BCO Acquisition’s merger with and into BWAY on February 7, 2003. BWAY Finance was formed to facilitate the offering in anticipation of and to finance part of the acquisition of BWAY. BWAY Finance merged with and into BWAY upon the consummation of the acquisition.
(4)	On November 4, 2003, the Registration Statement for these notes became effective under the Securities Act of 1933. In December 2003, we exchanged these notes for an equal principal amount of outstanding notes with substantially the same terms.

We used the net proceeds from these equity and debt financings to:

(1)	fund the cash consideration payable to our stockholders and option holders under the merger agreement;
(2)	repurchase all of its outstanding $100.0 million 10 1/4% senior subordinated notes due 2007 including accrued interest and bond tender and consent solicitation premiums associated with those notes;
(3)	repay all outstanding principal and accrued interest under its credit facility as of the closing of the merger; and
(4)	pay related transaction fees and expenses.

The acquisition of BWAY by Kelso, the continuing investors and the other equity investor, the investment by certain stockholders and option holders who exchanged shares and options, the amendment of the credit facility, the offering of the $200 Million 10% Senior Subordinated Notes due 2010 and the application of the net proceeds therefrom, the repurchase and redemption of BWAY’s outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

$100.0 million 10 1/4% senior subordinated notes due 2007, the repayment of all outstanding principal and accrued interest at the closing date under BWAY’s credit facility and the merger of BWAY Finance with and into BWAY are collectively referred to in this annual report as the “Transaction.”

Upon completion of the Transaction, BWAY became a private company and our common stock was delisted from the New York Stock Exchange.

In connection with the Transaction, we incurred transaction costs and debt issuance costs of approximately $30.5 million, which we capitalized as either direct costs of the transaction or as deferred financing costs. In the period from September 30, 2002 to February 6, 2003, the Predecessor expensed approximately $2.5 million in merger-related transaction costs, which related primarily to the fairness opinion from the special committee’s independent financial advisor, legal and other advisory fees and expenses, and special committee retainer and meeting fees and expenses. These items appear in the “merger-related transaction costs” line item of our consolidated statements of operations. As a result of the redemption of stock options outstanding immediately prior to the closing of the transaction, we recognized approximately $12.6 million of stock-based compensation related expenses in Predecessor 2003.

NAMPAC Acquisition

On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets, from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY. We paid approximately $202.8 million in cash, net of cash acquired, for the acquisition, which was funded by a $30.0 million equity contribution from Kelso and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility. The term loan facility is further discussed in Note 6. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $2.3 million in transaction costs associated with the acquisition. The purchase price was subject to a working capital adjustment, which was finalized and received in September 2004 and is reflected in the purchase price.

The NAMPAC transaction enabled us to expand the scale of our plastic container offerings, which were first established with the SST Industries asset acquisition in August 2003. We believe the rigid plastic container segment is important to our growth, and the acquisition enables us to serve our customers with a more diverse product offering.

The acquisition was accounted for as a purchase in accordance with SFAS 141, Business Combinations. As such, the assets and liabilities have been recorded at fair market value. We allocated the purchase price based on our estimates and with the assistance of an independent appraiser. The purchase price allocation was finalized in the fourth quarter of fiscal 2005.

The following is a summary of the final allocation of fair values of the assets and liabilities related to the acquisition:

(Dollars in thousands)
Current assets	$44,462
Property, plant and equipment	42,289
Intangible assets subject to amortization	104,828
Other assets	284
Goodwill	99,040

Total assets	290,903

Current liabilities	36,157
Other liabilities	51,989

Total liabilities	88,146

Cash purchase price, net of $11,351 cash acquired	$202,757

Goodwill and intangible assets resulting from the acquisition have been allocated to our plastics packaging segment. The weighted-average life of the acquired intangible assets subject to amortization is approximately 17.5 years. Goodwill resulting from this acquisition is not deductible for income tax purposes.

SST Acquisition

On August 25, 2003, we acquired substantially all of the assets of SST Industries (“SST”), a manufacturer of rigid plastic containers for industrial packaging markets (the “SST Acquisition”). We paid approximately $23.o million in cash, net of cash acquired, for the SST assets. The acquisition was financed using revolving credit facility borrowings. The results of operations related to this acquisition are included in the Consolidated Financial Statements from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Note 3. Inventories

Inventories consist of the following:

	Successor
(Dollars in thousands)	October 2, 2005	October 3, 2004
Inventories at FIFO cost
Raw materials	$28,999	$15,405
Work-in-progress	29,737	27,081
Finished goods	25,316	21,324

	84,052	63,810
LIFO reserve	(12,087)	(4,535)

Inventories, net	$71,965	$59,275

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

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor
(Dollars in thousands)	October 2, 2005	October 3, 2004
Land	$3,063	$3,205
Buildings and improvements	12,609	12,859
Machinery and equipment	181,031	166,692
Furniture, fixtures and computer information systems	13,518	12,353
Construction-in-progress	9,669	11,339

	219,890	206,448
Accumulated depreciation	(77,414)	(51,053)

Property, plant and equipment, net	$142,476	$155,395

For fiscal 2005, fiscal 2004, Successor 2003 and Predecessor 2003, we recorded depreciation expense (which includes the amortization of assets under capital leases) of approximately $31.3 million, $24.1 million, $11.8 million and $5.9 million, respectively.

Note 5. Goodwill and Other Intangible Assets

The following table sets forth changes in the carrying amount of goodwill by reportable segment for fiscal 2005 and 2004:

(Dollars in thousands)	Metal Packaging	Plastic Packaging	Total
Goodwill, September 28, 2003	$112,556	$7,567	$120,123
Adjustments related to the SST Acquisition(1)	—	136	136
Additions related to the NAMPAC Acquisition (Note 2)	—	100,038	100,038

Goodwill, October 3, 2004	$112,556	$107,741	$220,297
Adjustments related to the NAMPAC Acquisition(2)	—	(1,079)	(1,079)

Goodwill, October 2, 2005	$112,556	$106,662	$219,218

(1)	Various purchase accounting adjustments related to the finalization of the purchase price allocation, which was completed in the fourth quarter of fiscal 2004.
(2)	Purchase accounting adjustments primarily related to net operating loss carryforwards, which resulted in an increase in deferred tax assets, net of a valuation allowance, and a reduction in goodwill of approximately $0.9 million. The purchase price allocation for the NAMPAC Acquisition was completed in the fourth quarter of fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table sets forth the identifiable intangible assets by major asset class:

	October 2, 2005			October 3, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(21,924)	$136,136	$158,060	$(11,768)	$146,292
Tradenames (2)	22,833	(3,150)	19,683	22,833	(1,504)	21,329
Non-compete agreements (3)	401	(82)	319	401	(22)	379

Total amortized intangible assets	181,294	(25,156)	156,138	181,294	(13,294)	168,000

Unamortized intangible assets
Technology	613	—	613	613	—	613

Total identifiable intangible assets	$181,907	$(25,156)	$156,751	$181,907	$(13,294)	$168,613

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

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

In fiscal 2005, fiscal 2004, Successor 2003 and Predecessor 2003, we expensed amortization of approximately $11.9 million, $7.6 million, $5.0 million and $0.2 million, respectively, related to other intangible assets.

Expected future amortization expense:

(Dollars in thousands)
Fiscal year ending
2006	$13,003
2007	13,405
2008	12,900
2009	12,510
2010	12,398
Thereafter	91,922

$156,138

Note 6. Long-Term Debt

Long-term debt consists of the following:

	Successor
(Dollars in thousands)	2005	2004
10% Senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: term loan	195,300	215,000

Total long-term debt	395,300	415,000
Less: current portion	(30,000)	(19,700)

Long-term debt, net of current portion	$365,300	$395,300

The current portion of long-term debt at October 2, 2005 and October 3, 2004 represents prepayments on the Term Loan made in the first quarter subsequent to each respective year-end. Prepayments on the Term Loan reduce future scheduled payments. As a result of the prepayments, our next scheduled repayment is not due until December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Scheduled maturities of long-term debt are as follows:

(Dollars in thousands)
Fiscal year ending
2006	$30,000
2007	—
2008	—
2009	—
2010	40,975
Thereafter	324,325

$395,300

Senior Subordinated Notes

10% Notes Due 2010

On November 27, 2002, BWAY Finance completed a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010, which we assumed on February 7, 2003 in connection with the Transaction. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Senior Notes”). The Senior Notes mature on October 15, 2010. The Senior Notes are governed by an Indenture dated as of November 27, 2002 between BWAY Finance Corp. and The Bank of New York, as trustee, as assumed by BWAY Corporation on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations, as defined in the Indenture, of the Company. Interest on the Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

Except in certain cases following an equity offering, the Senior Notes cannot be redeemed until October 15, 2006. Thereafter, we may redeem some or all of these notes at the redemption prices specified in the Indenture (105.0% on October 15, 2006 declining annually to 100% on October 15, 2009), plus accrued and unpaid interest to the date of redemption.

Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require us to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At October 2, 2005, we were in compliance with all applicable covenants contained in the Indenture.

Under the terms of the Indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Senior Notes. The Indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Senior Notes (see Note 16).

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the remaining term of the notes. At October 2, 2005 and October 3, 2004, approximately $5.2 million and $6.3 million, respectively, of the deferred costs were unamortized.

10 1/4% Notes Due 2007

Prior to February 7, 2003, we had $100.0 million principal amount of 10 1/4% senior subordinated notes outstanding that were originally due April 15, 2007. We redeemed $99.0 million of the outstanding principal of these notes at approximately 101% of the outstanding principle and $1.0 million at approximately 103.4% of the outstanding principal, each plus accrued interest through the redemption date.

Associated with the redemption of these notes, we recorded a $1.7 million charge to write-off the unamortized deferred financing costs related to the original underwriting of these notes. The charge was reflected in interest expense, net, for the period ended February 6, 2003 (Predecessor).

Credit Facility

On July 7, 2004, in connection with the NAMPAC Acquisition, we entered into a $255.0 million credit facility with our parent, BCO Holding, as borrowers with various lenders and Deutsche Bank Trust Company Americas, as administrative agent. The credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010, if all of the Senior Notes, including any additional notes issued under the Indenture, have not been refinanced as of April 15, 2010 upon the terms specified in the credit agreement) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

Notwithstanding any prepayments, as described below, the Term Loan is amortized annually, with quarterly payments, during the first six years of the Term Loan beginning September 30, 2004 with the remaining principal amount of the Term Loan payable thereafter in four equal quarterly payments, the final installment to occur on the Term Loan maturity date. However, we have the option of making voluntary prepayments, whereby, upon our election, the prepayment will first reduce the scheduled repayments becoming due within twelve months of the prepayment and any excess is used to reduce all future scheduled repayments on a pro rata basis. We made voluntary prepayments of $10.0 million in September 2004, $19.1 million in December 2004, and $30.0 million in November 2005. We also made a required prepayment of $0.6 million in December 2004, which represented the net proceeds from the sale of assets related to our closed Southwest manufacturing facility. As a result of these prepayments, our next scheduled repayment of approximately $0.2 million becomes due in December 2009. Repayments, whether scheduled or voluntary, permanently reduce the Term Loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. After December 31, 2004, rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. The weighted-average interest rate on outstanding Term Loan borrowings at October 2, 2005 was approximately 6.0%. There were no Revolver borrowings outstanding at October 2, 2005.

BCO Holding and each of our direct and indirect subsidiaries have guaranteed our obligations under the Credit Facility, which is secured by substantially all of our assets and the assets of BCO Holding (see Note 16). In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

A portion of the initial proceeds from the Term Loan were used to finance the NAMPAC Acquisition and to repay all outstanding principal, accrued interest and other amounts due under our then existing $90.0 million revolving credit facility (the “Old Credit Facility”).

We incurred and have deferred approximately $6.5 million in financing costs related to the underwriting of the Credit Facility. In addition, approximately $0.2 million of the unamortized deferred financing costs associated with the Old Credit Facility have been carried forward and amortized over the term of the Revolver pursuant to EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”). We are amortizing $5.7 million of these deferred costs, which are associated with the Term Loan, to interest expense over the term of the loan in proportion to the outstanding principal. We are amortizing the remaining $1.0 million, which includes the $0.2 million carry forward, on a straight-line basis over the term of the Revolver. At October 2, 2005 and October 3, 2004, approximately $5.4 million and $6.5 million, respectively, of deferred costs associated with the Credit Facility and the Old Credit Facility, as applicable, were unamortized.

In connection with the payoff of the Old Credit Facility, we charged to interest expense in the fourth quarter of fiscal 2004 approximately $1.3 million of the associated unamortized deferred financing costs that were not carried forward under EITF 98-14 as described above.

At October 2, 2005, we had $6.7 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $23.3 million. At October 2, 2005, there were no outstanding Revolver borrowings.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At October 2, 2005, we were in compliance will all applicable covenants contained in the credit agreement.

Note 7. Stockholder’s Equity

In the fourth quarter of fiscal 2004, Kelso and the other BCO Holding stockholders, including certain members of our senior management, made an additional capital contribution of $30.0 million through BCO Holding in association with the NAMPAC Acquisition. No additional shares were issued to BCO Holding in exchange for the capital contribution, which is recorded in additional paid in capital. Also in the fourth quarter of fiscal 2004, approximately $0.4 million was recorded to additional paid-in capital related to a deferred share agreement between BCO Holding and an officer of NAMPAC whereby approximately $0.4 million of the officer’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

compensation under a NAMPAC long-term incentive plan, which was terminated and paid out in conjunction with the NAMPAC Acquisition, was deferred in the form of deferred shares of BCO Holding common stock. The number of deferred shares granted was fixed based on a value per share agreed upon by the parties to the deferred share agreement. The obligation under the deferred share agreement can only be settled through the issuance of BCO Holding common stock.

Merger Transaction

As a result of the Transaction (see Note 2), except for certain shares and options of the Predecessor required to be exchanged for BCO Holding common stock, all of the outstanding shares of Predecessor were converted to the right to receive $20.00 per share in cash and each outstanding stock option of Predecessor was converted to the right to receive $20.00 per share in cash reduced by the option price. Additionally, all shares of Company stock held by Predecessor as treasury stock were canceled. The Company issued a certificate for 1,000 shares, $0.01 par value common stock to BCO Holding, the Company’s sole shareholder.

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

BCO Holding Registration Rights Agreement

On February 7, 2003, BCO Holding entered into a registration rights agreement with the Non-Kelso Securityholders (the “Holding Registration Rights Agreement”). Pursuant to this agreement, the Kelso Affiliates have the right to make an unlimited number of requests that BCO Holding register their shares under the Securities Act following the first anniversary of an initial public offering. In any demand registration, all of the parties to the Holding Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BCO Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the Holding Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

Treasury Stock

On February 7, 2003, concurrent with the Transaction, we canceled 1,089,743 shares of treasury stock. There were no shares held in treasury as of October 2, 2005 or October 3, 2004.

Note 8. Stock-Based Compensation

In February 2000, Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Board. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan (as defined below) with an exercise price of $10.00 per share of BCO Holding common stock (“New Options”). The New Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

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

We recorded approximately $1.9 million, $1.1 million and $1.2 million in stock-based compensation expense in fiscal 2005, fiscal 2004 and Successor 2003, respectively, related to outstanding Service and Performance options. We did not record compensation expense in fiscal 2005, fiscal 2004 or Successor 2003 related to Exit Options because the underlying exit event cannot be reasonably estimated.

The following table presents the status of the Holding Incentive Plan at February 6, 2003, September 28, 2003, October 3, 2004 and October 2, 2005, and changes during the periods then ended:

Employee Stock Options	Shares Under Option	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Outstanding at September 29, 2002 (Predecessor)	1,930,364	$8.90	957,280	$9.17
Exercised	(52,633)	10.35
Forfeited/Cancelled	(1,064,821)	8.26
Exchanged	(812,910)	9.65

Outstanding at February 6, 2003 (Predecessor)	—	—	—	—
Granted	1,838,406	10.00
Exchanged in the Transaction	1,625,820	4.82

Outstanding at September 28, 2003 (Successor)	3,464,226	7.57	1,625,820	4.82
Granted	468,000	16.49
Forfeited	(72,252)	10.00

Outstanding at October 3, 2004 (Successor)	3,859,974	8.61	1,898,236	5.57
Granted	121,692	19.20
Exercised	(4,000)	10.00
Forfeited	(102,166)	11.14

Outstanding at October 2, 2005 (Successor)	3,875,500	$8.87	2,251,684	$6.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table summarizes information about stock options outstanding and exercisable at October 2, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Term	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.22 to 5.53	1,625,820	6.0 years	$4.82	1,625,820	$4.82
$10.00	1,677,860	7.4 years	10.00	545,408	10.00
$16.49 to 17.85	532,100	8.8 years	16.70	79,662	16.52
$22.00	39,720	9.7 years	22.00	794	22.00

	3,875,500	7.0 years	$8.87	2,251,684	$6.50

At October 2, 2005, there were 141,423 options available for grant.

Note 9. Income Taxes

Our provision for (benefit from) income taxes consists of the following:

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Current
Federal income taxes	$10,617	$(546)	$3,136	$(2,560)
State income taxes	1,414	478	263	(428)
Deferred income taxes	(7,680)	3,702	63	(1,803)

Provision for (benefit from) income taxes	$4,351	$3,634	$3,462	$(4,791)

The provision for (benefit from) income taxes is reconciled with the federal statutory rate as follows:

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Income tax expense (benefit) at federal statutory rate	$4,368	$3,269	$3,265	$(4,850)
State income taxes, net of federal income tax benefits	437	327	326	(485)
Foreign income taxed at rates other than the federal statutory rate	(791)	(296)	—	—
Nondeductible merger-related transaction costs	—	—	—	627
Other items, net	337	334	(129)	(83)

Provision for (benefit from) income tax	$4,351	$3,634	$3,462	$(4,791)

Effective tax rate as a percentage of pretax income (loss)	34.9%	38.9%	37.1%	34.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The components of deferred tax assets and liabilities are as follows:

	Successor
(Dollars in thousands)	2005	2004
Deferred tax liabilities
Property, plant and equipment	$30,567	$31,799
Inventory	—	3,699
Intangible assets	56,407	59,409
Other	842	1,155

Total deferred tax liabilities	87,816	96,062

Deferred tax assets
Restructuring reserves	779	119
Employee benefits	11,815	11,105
Accounts receivable	1,409	2,284
Inventory	3,990	2,734
Intangible assets	10	278
Transaction costs	1,384	2,011
Alternative minimum tax	—	2,248
Net operating loss carryforwards	727	197
Other	1,484	1,393

Total gross deferred tax assets	21,598	22,369
Valuation allowance	(727)	—

Total deferred tax assets	20,871	22,369

Deferred tax liability, net	$66,945	$73,693

Current deferred tax assets, net	$(9,174)	$(8,839)
Noncurrent deferred tax liability, net	76,119	82,532

Deferred tax liability, net	$66,945	$73,693

Included in the deferred tax assets is a $0.7 million net operating loss (“NOL”) with an offsetting full valuation allowance as we believe it is more likely than not that we will not be able to utilize this NOL carryforward. Any portion of the valuation allowance that is subsequently reduced due to the recognition of tax benefits associated with the NOL will be reversed to goodwill. The NOL carryforward will expire in the year 2024. In fiscal 2005, we utilized the tax benefits from NOL carryforwards of approximately $0.9 million to reduce income tax expense.

There were no unutilized state NOL carryforwards remaining at October 2, 2005.

Note 10. Lease Commitments

We lease manufacturing facilities, warehouses and office space under operating leases, and we lease vehicles and equipment under operating and capitalized leases. Lease expense during each of the last three fiscal years was approximately $11.1 million (2005), $8.2 million (2004), $3.7 million (Successor 2003) and $2.0 million (Predecessor 2003).

Future minimum lease payments under non-cancelable capitalized and operating leases, net of sublease income, at October 2, 2005:

(Dollars in thousands)	Capitalized Leases	Operating Leases
Fiscal year ending
2006	$266	$10,033
2007	226	9,127
2008	149	8,460
2009	93	6,016
2010	—	5,371
2011 and thereafter	—	19,296

Total minimum lease payments	734	58,303
Total minimum lease payments to be received under a non-cancelable sublease	—	(656)

Total minimum lease payments, net	734	$57,647

Less: imputed interest	(59)

Present value of minimum capitalized lease payments	675
Current portion of capitalized lease obligations	252

Long-term capitalized lease obligations	$423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Note 11. Employee Benefit Plans

Pension and Postretirement Plans

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We determine the discount rate assumption for our defined benefit pension plan on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we look to the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as a guide. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

We have a defined benefit pension plan sponsored by NAMPAC that covers certain of its hourly and salaried employees. The plan was frozen effective October 31, 2004 for salaried participants; the plan was frozen to hourly participants in 1998. Benefits are based on the participant’s compensation and period of employment as of the date the applicable portion of the plan was frozen.

We offer postretirement medical coverage to certain union employees at our Cincinnati, Ohio manufacturing facility in accordance with certain of our collective bargaining agreements. We closed the plan to new participants in fiscal 1998.

The measurement dates used to determine pension benefit obligations are September 30, 2005 and September 30, 2004 and the measurement dates used to determine other postretirement benefit obligations are October 2, 2005 and October 3, 2004.

The following table reflects the change in benefit obligation and plan assets and the components of net periodic benefits cost associated with these benefits:

	Defined Benefit Pension Plan (1)		Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004	2003 (Successor)	2003 (Predecessor)
Components of net periodic benefit cost
Service cost	$72	$204	$5	$5	$—	$—
Interest cost	609	158	382	399	127	229
Expected return on plan assets	(530)	(159)	—	—	—	—
Recognized net actuarial loss	—	—	52	59	1	2

Net periodic benefit cost	151	203	439	463	128	231

Weighted-average assumptions
Discount rate	5.75%	6.10%	6.00%	6.00%	6.00%	6.75%
Expected return on plan assets	8.00%	8.75%	n/a	n/a	n/a	n/a

(1)	Net periodic benefit cost for 2004 is for the period from July 7, 2004 when the plan was acquired in the NAMPAC Acquisition. We did not have defined benefit pension plans prior to the NAMPAC Acquisition.

	Defined Benefit Pension Plan(1)		Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Change in fair value of plan assets
Fair value—beginning of period	$6,402	$7,353	$—	$—
Actual return on plan assets	706	(73)	—	—
Company contributions	547	—	326	532
Benefits paid	(222)	(878)	(326)	(532)

Fair value—end of period	7,433	6,402	—	—

Change in projected benefit obligation
Projected benefit obligation—beginning of period	$10,666	$10,457	$6,604	$6,882
Service cost	72	204	5	5
Interest cost	609	158	382	399
Actuarial (gain) loss	(217)	725	35	(150)
Benefits paid	(222)	(878)	(326)	(532)

Projected benefit obligation—end of period	10,908	10,666	6,700	6,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

	Defined Benefit Pension Plan(1)		Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Unfunded status of the plan	$(3,475)	$(4,264)	$(6,700)	$(6,604)
Unrecognized net actuarial loss	564	958	1,676	1,692

Accrued benefit cost	(2,911)	(3,306)	(5,024)	(4,912)

Additional minimum liability	(564)	(958)	—	—

Net amount recognized	(3,475)	(4,264)	(5,024)	(4,912)

Weighted-average assumptions
Discount rate	5.54%	5.75%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	n/a	n/a

(1)	Net periodic benefit cost for 2004 is for the period from July 7, 2004 when the plan was acquired in the NAMPAC Acquisition. We did not have defined benefit pension plans prior to the NAMPAC Acquisition.

The accumulated benefit obligation for the defined benefit plan was $10.9 million and $10.7 million at September 30, 2005 and September 30, 2004, respectively.

The following table presents plan assets as a percentage of total plan assets for our defined benefit pension plan as of September 30, 2005 and September 30, 2004:

Asset Category	2005	2004
Equity mutual funds	61%	61%
Fixed income mutual funds	39%	39%

	100%	100%

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

Estimated future benefit payments under the defined benefit pension plan and other postretirement benefits by fiscal year are as follows:

(Dollars in thousands)	Pension Benefits	Other Benefits
Fiscal year ending
2006	$211	$482
2007	210	516
2008	212	522
2009	242	533
2010	255	553
2011 through 2015	1,398	2,370

In fiscal 2006, we expect to contribute approximately $0.4 million and $0.5 million to the pension plan and the postretirement benefit plan, respectively.

For measurement purposes, annual rates of increase of 10.75% and 11.5% in the post-65 per capita costs of covered health care benefits were assumed for each of fiscal 2005 and 2004, respectively, and a 9.75% and 10.50% annual rate of increase in the pre-65 per capita costs of covered health care benefits were assumed for fiscal years 2005 and 2004, respectively. As of October 2, 2005, post-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% per year to 5.5% and remain at that level thereafter. Pre-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% per year to 5.5% and remain at that level thereafter.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a Medicare prescription drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We determined that the effects of the Act were not a “significant event” pursuant to SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and, therefore, did not incorporate the effects of the Act in the October 3, 2004 measurement of plan obligations. In fiscal 2005, we evaluated the benefits of the subsidy and determined that the cost of applying for the subsidy was outweighed by the estimated benefit to the Company. As such, plan obligations at the end of fiscal 2005 do not reflect the impact of this legislation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trends would have the following effects:

(Dollars in thousands)	2005
1% increase in assumed health care cost trends
Effect on total service and interest cost components	$37

Effect on postretirement benefit obligation	$650

1% decrease in assumed health care cost trends
Effect on total service and interest cost components	$(32)

Effect on postretirement benefit obligation	$(559)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of our plans provides for a deferred profit sharing component, which is funded at the discretion of our Board of Directors. Our net contributions to these plans for each of the last three fiscal years were approximately $2.5 million (2005), $1.9 million (2004), $0.8 million (Successor 2003) and $0.8 million (Predecessor 2003).

We contribute to certain union sponsored defined contribution plans that provide benefits to certain of our union employees under collective bargaining agreements. Our contributions to these plans for each of the last three fiscal years were approximately $1.3 million (2005), $1.4 million (2004), $0.8 million (Successor 2003) and $0.4 million (Predecessor 2003).

Supplemental Executive Retirement Plans

We provide for retirement benefits to certain current and former executives of the Company or its predecessors through supplemental executive retirement plans (“SERPs”). We recorded expenses for each of the last three fiscal years of approximately $0.9 million (2005), $0.4 million (2004), $0.6 million (Successor 2003) and $0.4 million (Predecessor 2003) related to these plans. We paid SERP benefits in each of the last three fiscal years of approximately $0.4 million (2005), $0.2 million (2004) and $0.2 million (Successor 2003). SERP benefit payments in Predecessor 2003 were less than $0.1 million. At October 2, 2005 and October 3, 2004, we had accrued SERP liabilities of $5.8 million and $5.7 million, respectively. The current and the non-current portions of the SERP liability are recorded in other current liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. The liabilities at October 2, 2005 and October 3, 2004 were determined using a discount rate of 5.43% and 5.81%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

(Dollars in thousands)	Estimated Future Benefits
Fiscal year ending
2006	$433
2007	708
2008	708
2009	708
2010	708
2011 through 2015	3,236

Note 12. Related Party Transactions

In connection with the closing of the Merger (see Note 2), we paid Kelso a one-time fee of approximately $5.0 million. In addition, we entered into an agreement with them whereby we pay annual financial advisory fees not to exceed $0.5 million, reimburse their expenses incurred in connection with any services provided to us, and indemnify them with respect to the Transactions and any provided services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Note 13. Restructuring and Impairment Charges and Exit Liability

The following table summarizes the restructuring and impairment charges (adjustment) for the periods indicated:

	Successor			Predecessor
	Year Ended		For the Period From
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Restructuring charge (adjustment)	$4,265	$352	$260	$(460)
Impairment charge	1,000	—	—	—

	$5,265	$352	$260	$(460)

The following tables set forth changes in the restructuring and exit liabilities, which are included in other current liabilities in the consolidated balance sheets. The nature of the liabilities has not changed from that previously reported.

	Metal Packaging Segment			Plastic Packaging Segment			Total
(Dollars in millions)	Severance Costs	Facility Closure Costs	Segment Total	Severance Costs	Facility Closure Costs	Segment Total
Restructuring liability
Balance, September 29, 2002 (Predecessor)	$—	$2.8	$2.8	$—	$—	$—	$2.8
Restructuring adjustment	—	(0.5)	(0.5)	—	—	—	(0.5)
Expenditures	—	(0.4)	(0.4)	—	—	—	(0.4)

Balance, February 6, 2003 (Predecessor)	—	1.9	1.9	—	—	—	1.9
Restructuring charge	0.3	—	0.3	—	—	—	0.3
Expenditures	—	(0.7)	(0.7)	—	—	—	(0.7)

Balance, September 28, 2003 (Successor)	0.3	1.2	1.5	—	—	—	1.5
Restructuring charge	0.2	0.1	0.3	—	—	—	0.3
Expenditures	(0.5)	(1.2)	(1.7)	—	—	—	(1.7)

Balance, October 3, 2004 (Successor)	—	0.1	0.1	—	—	—	0.1
Restructuring charge	—	0.3	0.3	1.0	3.1	4.1	4.4
Expenditures	—	(0.4)	(0.4)	(0.6)	(1.6)	(2.2)	(2.6)

Balance, October 2, 2005 (Successor)	$—	$—	$—	$0.4	$1.5	$1.9	$1.9

Exit liability
Balance, February 6, 2003 (Predecessor)	$—	$—	$—	$—	$—	$—	$—
Liability established in purchase accounting	0.5	0.6	1.1	—	—	—	1.1
Expenditures	(0.3)	(0.1)	(0.4)	—	—	—	(0.4)

Balance, September 28, 2003 (Successor)	0.2	0.5	0.7	—	—	—	0.7
Adjustments	(0.2)	0.2	—	—	—	—	–
Expenditures	—	(0.5)	(0.5)	—	—	—	(0.5)

Balance, October 3, 2004 (Successor)	—	0.2	0.2	—	—	—	0.2
Adjustments	—	(0.1)	(0.1)	—	—	—	(0.1)
Expenditures	—	(0.1)	(0.1)	—	—	—	(0.1)

Balance, October 2, 2005 (Successor)	$—	$—	$—	$—	$—	$—	$—

Restructuring Charge and Liability

2001 Rightsizing Plan. In fiscal 2001, we implemented a manufacturing and cost structure rightsizing plan whereby we recorded a restructuring charge of approximately $5.3 million. The restructuring liability of $2.8 million remaining at the beginning of fiscal 2003 primarily related to future lease obligations at our manufacturing facilities in Elizabeth, New Jersey and Garland, Texas. In Predecessor 2003, we recorded a reduction in the restructuring liability of approximately $0.5 million (as an adjustment to restructuring expense) primarily to reflect revised expectations of future lease payments on the closed facilities. The Elizabeth lease expired at the end of fiscal 2004, and we recorded a reduction in the restructuring liability of approximately $0.1 million (as an adjustment to restructuring expense)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

in fiscal 2005. At October 2, 2005, there were no amounts remaining in the restructuring liability related to the 2001 plan, and we do not anticipate any future charges or adjustments related thereto.

2004 Picayune Facility Closure. In the fourth quarter of fiscal 2003, we were notified by one of our large customers that it was converting its steel packaging requirements to an alternative packaging that we did not manufacture. The customer completed its conversion in the second quarter of fiscal 2004. As a result of this conversion, we closed our Picayune, Mississippi manufacturing facility, whereby we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other of our manufacturing facilities. Upon notice from the customer and in anticipation of the closure, we recorded a restructuring charge of approximately $0.3 million in Successor 2003 (primarily related to severance and benefits) and recorded an aggregated restructuring charge of approximately $0.3 million in each of fiscal 2004 and 2005. The total restructuring charge consisted of severance and benefits, equipment disposition and other related costs associated with closure of the Picayune facility. We terminated approximately 80 employees related to this facility closure.

In addition to the restructuring charge, we shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging supplied to the customer discussed above. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of fiscal 2003 and approximately $5.8 million in additional depreciation in fiscal 2004.

We returned the facility to the landlord in fiscal 2005, and, at October 2, 2005, there were no amounts remaining in the restructuring liability related to the Picayune facility closure, and we do not anticipate any future charges or adjustments related thereto.

2005 Plastics Manufacturing Restructuring Plan. In October 2004, the Board of Directors approved a broad plan to close certain plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of fiscal 2004, and the remaining facilities were closed in the third quarter of fiscal 2005. Approximately 88 hourly and approximately 41 salaried employees were affected by the plan. We believe the consolidation of existing business from these closed facilities into our NAMPAC facilities will result in lower overall manufacturing costs and improved manufacturing capacity.

In fiscal 2005, we recorded a $4.1 million restructuring charge consisting of $3.1 million in costs associated with the shutdown of certain of our plastics manufacturing facilities and $1.0 million in severance and benefits costs associated with the facility closures and the elimination of redundant positions as a result of the NAMPAC Acquisition.

A portion of the $3.1 million restructuring charge related to shutdown costs includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of fiscal 2005. We expect to incur future restructuring charges of approximately $1.2 million related to facility shutdown and holding costs, which includes the accretion of net lease liabilities recorded at present value, and to on-going severance and benefits. The $1.9 million balance in the restructuring liability at October 2, 2005 relates to the plastics manufacturing restructuring plan.

In addition to the restructuring charge, we recorded approximately $3.9 million of additional depreciation in fiscal 2005 associated with the shortened useful lives of equipment subsequently taken out of service in association with the closure of the plastic manufacturing facilities.

Impairment Charge

As a result of the plastics manufacturing restructuring plan, as discussed above, we took an initial $0.8 million impairment charge in the third quarter of fiscal 2005 to write the assets down to their estimated fair value and reclassified them to other current assets. We took an additional charge of $0.2 million in the fourth quarter of fiscal 2005 to further write the assets down to their estimated fair value.

As of October 2, 2005, the estimated fair value less cost to sell of equipment held for sale associated with the closed facilities was approximately $0.6 million, and is included in other current assets.

Exit Liability

At February 7, 2003, our senior management committed to a plan to exit a manufacturing facility. In conjunction with this decision, we established an exit liability of $1.1 million for closing our Southwest manufacturing facility in Dallas, Texas. This liability included severance and benefit costs of approximately $0.5 million and estimated facility closure costs of approximately $0.6 million. The facility was sold in fiscal 2005, and we do not anticipate any future charges or adjustments.

The facility was classified as an asset held for sale in other current assets at October 2, 2004. We sold the facility for approximately $0.7 million in December 2004 and recorded a gain on the sale of approximately $0.2 million.

Note 14. Contingencies

Environmental

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows.

We expect to incur approximately $1.6 million in capital expenditures in the next twelve months to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

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

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by its current or former facilities or its predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial condition, results of operations or cash flows.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million and $0.2 million for environmental investigation and remediation obligations as of October 2, 2005 and October 3, 2004, respectively; however, future expenditures may exceed the amounts accrued.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. At October 2, 2005 and October 3, 2004, we had accrued approximately $0.5 million and $0.7 million, respectively, related to pending litigation matters.

Letters of Credit

At October 2, 2005, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.7 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Collective Bargaining Agreements

At October 2, 2005, approximately 22% of our hourly employees were subject to union collective bargaining agreements. Two of our collective bargaining agreements, representing approximately 11% of our union employees, will become amendable in fiscal 2006.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

Note 15. Business Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following sets forth certain financial information attributable to our business segments for fiscal years 2005 and 2004.

	Successor
	Year Ended
(Dollars in thousands)	October 2, 2005	October 3, 2004
Net sales
Metal packaging	$528,512	$518,658
Plastics packaging	300,597	92,930

Consolidated net sales	829,109	611,588

Income before income taxes
Metal packaging	81,831	66,119
Plastics packaging	22,185	8,299

Segment earnings before interest, taxes, depreciation and amortization	104,016	74,418
Corporate undistributed expenses	(11,561)	(6,082)
Depreciation and amortization (see below)	(43,215)	(31,724)
Acquisition related expenses (1)		(347)
Restructuring and impairment charges	(5,265)	(352)
Interest expense, net	(32,165)	(26,889)
Other, net	670	317

Consolidated income before income taxes	$12,480	$9,341

Total assets
Metal packaging	$303,364	$314,152
Plastics packaging	285,434	284,740

Segment total assets	588,798	598,892
Corporate	183,196	142,512

Consolidated total assets	771,994	741,404

Capital expenditures
Metal packaging	$8,143	$15,870
Plastics packaging	11,337	2,839

Segment capital expenditures	19,480	18,709
Corporate	802	357

Consolidated capital expenditures	20,282	19,066

Depreciation and amortization
Metal packaging	$21,468	$25,178
Plastics packaging	19,646	4,674

Segment depreciation and amortization	41,114	29,852
Corporate	2,101	1,872

Consolidated depreciation and amortization	$43,215	$31,724

(1)	In fiscal 2004, acquisition related expenses represents the amortization of manufacturer’s profit in beginning inventory related to the NAMPAC Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following sets forth business segment net sales by products and services for fiscal 2005, fiscal 2004, Successor 2003 and Predecessor 2003.

	Successor			Predecessor
	Year Ended		For the Period
(Dollars in thousands)	October 2, 2005	October 3, 2004	February 7, 2003 to September 28, 2003	September 30, 2002 to February 6, 2003
Metal packaging
General line containers	$502,318	$472,707	$273,029	$140,988
Coffee containers	2,969	14,122	46,605	24,066
Material center services	23,225	31,829	41,969	21,672

Total metal packing segment net sales	528,512	518,658	361,603	186,726

Plastics packaging(1)
Open-head containers	224,059	66,967	906	—
Tight-head containers	37,365	11,398	—	—
Other containers	39,173	14,565	1,875	—

Total plastics packing segment net sales	300,597	92,930	2,781	—

Consolidated net sales	$829,109	$611,588	$364,384	$186,726

(1)	We began selling plastics packaging products following an acquisition in the fourth quarter of fiscal 2003. We completed a second plastics packaging segment acquisition in the fourth quarter of fiscal 2004.

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

Sales to our ten largest customers were approximately 40%, 42% and 49% of our sales in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, sales to the ten largest customers by segment represented approximately 48% and 42% of metal packaging and plastics packaging segment sales, respectively. In fiscal 2004, sales to the ten largest customers by segment represented approximately 47% and 29% of metal packaging and plastics packaging segment sales, respectively. In fiscal 2005, sales to one customer, which represented approximately 18% of total net sales and approximately 16% and 22% of our metal packaging segment net sales and plastics packaging net sales, respectively. In fiscal 2004, we had sales to one customer in each of our segments that were approximately 16% of each segment’s net sales. In fiscal 2003, two metal packaging segment customers each had sales of approximately 11% of segment sales. There were no sales to individual plastics packaging segment customers that exceeded 10% in fiscal 2003.

We sell our products and services primarily in North America. In fiscal years 2005, 2004 and 2003, sales to customers located outside the United States were less than five percent of our total net sales.

Note 16. Supplemental Guarantor Subsidiaries Information

Our 10% Senior Subordinated Notes due 2010 and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the Consolidating Financial Statements of BWAY and its subsidiaries, all of which have guaranteed the Senior Notes and Term Loan, for fiscal 2005 and 2004. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

Effective with the refinancing of the revolving credit facility and the Term Loan borrowing in fiscal 2004, BWAY is the sole borrower under the credit agreement and each of its subsidiaries, including NAMPAC, is guarantors. In addition, all of BWAY’s direct and indirect subsidiaries, including NAMPAC, have guaranteed the Senior Notes.

Prior to the refinancing of our revolving credit facility and the acquisition of NAMPAC, each of which occurred effective July 7, 2004, BWAY and each of its subsidiaries were borrowers under the revolving credit facility then in effect. As such, we have not presented condensed, consolidating financial information for the period preceding fiscal 2004. We do not believe such consolidating information is required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50,161	$1,728	$—	$51,889
Accounts receivable, net	61,900	42,222	—	104,122
Inventories, net	41,776	30,189	—	71,965
Deferred tax assets	8,226	948	—	9,174
Other	2,925	825	—	3,750

Total current assets	164,988	75,912	—	240,900

Property, plant and equipment, net	90,594	51,882	—	142,476

Other assets
Goodwill	120,259	98,959	—	219,218
Other intangible assets, net	58,042	98,709	—	156,751
Deferred financing costs, net	10,589	—	—	10,589
Other	1,138	922	—	2,060
Investment in subsidiaries	219,231	—	(219,231)

Total other assets	409,259	198,590	(219,231)	388,618

Total Assets	$664,841	$326,384	$(219,231)	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$48,311	$49,657	$—	$97,968
Accrued salaries and wages	12,233	1,553	—	13,786
Accrued interest	10,803	—	—	10,803
Accrued rebates	9,458	646	—	10,104
Income taxes payable	4,117	3,876	—	7,993
Current portion of long-term debt	30,000	—	—	30,000
Other	15,292	1,245	—	16,537

Total current liabilities	130,214	56,977	—	187,191

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	1,324	(1,324)	—
Other	16,179	3,769	—	19,948

Total other long-term liabilities	45,891	50,176	—	96,067

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—	—
Common stock	—	1	(1)
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	19,701	5,470	(5,470)	19,701
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	123,436	219,231	(219,231)	123,436

Total Liabilities and Stockholder’s Equity	$664,841	$326,384	$(219,231)	$771,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

October 3, 2004

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$22,800	$4,525	$—	$27,325
Accounts receivable, net	52,618	28,421	—	81,039
Inventories, net	43,544	15,731	—	59,275
Deferred tax assets	7,717	1,122	—	8,839
Other	5,945	247	—	6,192

Total current assets	132,624	50,046	—	182,670

Property, plant and equipment, net	106,625	48,770	—	155,395

Other assets
Goodwill	120,259	100,038	—	220,297
Other intangible assets, net	64,899	103,714	—	168,613
Deferred financing costs, net	12,726	—	—	12,726
Other	1,140	563	—	1,703
Investment in subsidiaries	213,037	—	(213,037)	—

Total other assets	412,061	204,315	(213,037)	403,339

Total Assets	$651,310	$303,131	$(213,037)	$741,404

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$36,713	$29,588	$—	$66,301
Accrued salaries and wages	6,544	2,060	—	8,604
Accrued interest	10,625	—	—	10,625
Accrued rebates	6,974	390	—	7,364
Current portion of long-term debt	19,700	—	—	19,700
Other	15,072	2,622	—	17,694

Total current liabilities	95,628	34,660	—	130,288

Long-term debt	395,300	—	—	395,300

Other long-term liabilities
Deferred tax liabilities	33,818	48,714	—	82,532
Intercompany	(2,347)	2,347	—	—
Other	13,906	4,373	—	18,279

Total other long-term liabilities	45,377	55,434	—	100,811

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—	—	—
Common stock	—	1	(1)	—
Additional paid-in capital	104,022	213,845	(213,845)	104,022
Retained earnings	11,572	(220)	220	11,572
Accumulated other comprehensive loss	(589)	(589)	589	(589)

Total stockholder’s equity	115,005	213,037	(213,037)	115,005

Total Liabilities and Stockholder’s Equity	$651,310	$303,131	$(213,037)	$741,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$538,474	$290,635	$—	$829,109

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	451,289	263,461	(711)	714,039
Depreciation and amortization	28,134	15,081	—	43,215
Selling and administrative	17,995	4,125	—	22,120
Restructuring and impairment charges	5,265	—	—	5,265
Interest expense, net	32,172	(7)	—	32,165
Financial advisory fees	495	—	—	495
Other, net	(622)	(759)	711	(670)

Total costs, expenses and other	534,728	281,901	—	816,629

Income before income taxes and equity earnings	3,746	8,734	—	12,480
Provision for income taxes	1,307	3,044	—	4,351
Equity in earnings of subsidiaries	5,690	—	(5,690)

Net income	$8,129	$5,690	$(5,690)	$8,129

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the year ended October 3, 2004

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$548,873	$62,715	$—	$611,588

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	474,401	55,377	(714)	529,064
Depreciation and amortization	28,070	3,654	—	31,724
Selling and administrative	13,231	809	—	14,040
Restructuring charge	352	—	—	352
Interest expense, net	26,889	—	—	26,889
Financial advisory fees	495	—	—	495
Other, net	(118)	(913)	714	(317)

Total costs, expenses and other	543,320	58,927	—	602,247

Income before income taxes and equity earnings	5,553	3,788	—	9,341
Provision for income taxes	2,443	1,191	—	3,634
Equity in earnings of subsidiaries	2,597	—	(2,597)	—

Net income	$5,707	$2,597	(2,597)	5,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$55,784	$8,540	$64,324

Cash flows from investing activities
Capital expenditures	(8,945)	(11,337)	(20,282)
Other	1,035	—	1,035

Net cash used in investing activities	(7,910)	(11,337)	(19,247)

Cash flows from financing activities
Repayments of term loan	(19,700)	—	(19,700)
Other	(813)	—	(813)

Net cash used in financing activities	(20,513)	—	(20,513)

Net increase (decrease) in cash and cash equivalents	27,361	(2,797)	24,564
Cash and cash equivalents, beginning of period	22,800	4,525	27,325

Cash and cash equivalents, ending of period	$50,161	$1,728	$51,889

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended October 3, 2004

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$49,790	$(4,692)	$45,098

Cash flows from investing activities
Capital expenditures	(16,932)	(2,134)	(19,066)
Business acquisitions, net of cash acquired	(213,658)	11,351	(202,307)
Other	516	—	516

Net cash used in investing activities	(230,074)	9,217	(220,857)

Cash flows from financing activities
Net borrowings under revolving credit facility	(17,170)	—	(17,170)
Proceeds from term loan	225,000	—	225,000
Repayments of term loan	(10,000)	—	(10,000)
Capital contribution from BCO Holding	30,000	—	30,000
Decrease in unpresented bank drafts in excess of cash available for offset	(18,072)	—	(18,072)
Principal repayments under capital leases	(117)	—	(117)
Financing costs incurred	(6,805)	—	(6,805)

Net cash provided by financing activities	202,836	—	202,836

Net increase in cash and cash equivalents	22,552	4,525	27,077
Cash and cash equivalents, beginning of period	248	—	248

Cash and cash equivalents, ending of period	$22,800	4,525	27,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Note 17. Quarterly Results of Operations (unaudited)

(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total(1)
Fiscal Year 2005
Net sales	$174,707	$206,830	$227,412	$220,160	$829,109

Gross profit (excluding depreciation and amortization)	18,769	29,962	35,869	30,470	115,070

Net (loss) income	(1,889)	1,420	6,012	2,586	8,129

Fiscal Year 2004
Net sales	$131,038	$140,763	$142,345	$197,442	$611,588

Gross profit (excluding depreciation and amortization)	18,221	18,952	21,276	24,075	82,524

Net (loss) income	(517)	253	3,190	2,781	5,707

(1)	The NAMPAC Acquisition was completed on July 7, 2004 and the results of operations related to this acquisition are included in the fourth quarter and full year fiscal 2004 results from the date of acquisition. See Note 2.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II	Valuation and Qualifying Accounts of BWAY Corporation and Subsidiaries	S-2

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

BWAY CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Description	Balance, Beginning of the Period		Additions Charged to Costs and Expenses	Purchase Accounting Opening Balances Related to Acquisition		Deductions(2)	Balance, End of the Period
Allowance for Doubtful Accounts:
For the period ended February 6, 2003	$1,769		$183	$—		$797	$1,155
For the period ended September 28, 2003	1,155		(76)	—		118	961
Year ended October 3, 2004	961		265	515	(1)	87	1,654
Year ended October 2, 2005	1,654		189	—		230	1,613

Allowance for Notes Receivable:(3)
For the period ended February 6, 2003	$2,069		$–	$—		$569	$1,500
For the period ended September 28, 2003	—		—	—		—	—
Year ended October 3, 2004	—	(4)	—	—		—	—
Year ended October 2, 2005	—		—	—		—	—

(1)	Represents the opening balance established as part of purchase accounting associated with the NAMPAC Acquisition.
(2)	Deductions represent the net write-offs of uncollectible items.
(3)	Allowance for notes receivable, if any, is included in other assets.
(4)	The underlying notes receivable were revalued at their estimated net realizable value as of the date of the Transaction (February 7, 2003). Accordingly, the allowance for notes receivable was valued at $0.

S-2