Form 10-Q
period 2006-01-01
BWAY CORP
filed 2006-02-10
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

January 1, 2006

001-12415

(Commission File Number)

BWAY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE

(State of incorporation)

36-3624491

(IRS Employer Identification No.)

8607 Roberts Drive, Suite 250

Atlanta, Georgia

(Address of principal executive offices)

30350-2237

(Zip Code)

(770) 645-4800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 9, 2006, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended January 1, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share data)	January 1, 2006	October 2, 2005
Assets
Current assets
Cash and cash equivalents	$13,016	$51,889
Accounts receivable, net of allowance for doubtful accounts of $1,528 and $1,613	94,066	104,122
Inventories, net	70,300	71,965
Deferred tax assets	9,174	9,174
Other	8,225	3,750

Total current assets	194,781	240,900

Property, plant and equipment, net	140,686	142,476

Other assets
Goodwill	219,885	219,218
Other intangible assets, net	153,500	156,751
Deferred financing costs, net of accumulated amortization of $4,617 and $4,085	10,057	10,589
Other	2,005	2,060

Total other assets	385,447	388,618

Total Assets	$720,914	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$98,089	$97,968
Accrued salaries and wages	9,183	13,786
Accrued interest	5,571	10,803
Accrued rebates	10,581	10,104
Income taxes payable	—	7,993
Current portion of long-term debt	—	30,000
Other	16,846	16,537

Total current liabilities	140,270	187,191

Long-term debt	365,300	365,300

Other long-term liabilities
Deferred tax liabilities	76,119	76,119
Other	20,395	19,948

Total other long-term liabilities	96,514	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	104,082	104,082
Retained earnings	15,095	19,701
Accumulated other comprehensive loss	(347)	(347)

Total stockholder’s equity	118,830	123,436

Total Liabilities and Stockholder’s Equity	$720,914	$771,994

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005
Net sales	$201,373	$174,707

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	185,334	155,938
Depreciation and amortization	9,952	10,100
Selling and administrative	4,531	4,072
Restructuring charge	134	351
Interest, net	8,221	7,705
Financial advisory fees	124	124
Other expense (income), net	78	(567)

Total costs, expenses and other	208,374	177,723

Loss before income taxes	(7,001)	(3,016)

Benefit from income taxes	(2,395)	(1,127)

Net loss	$(4,606)	$(1,889)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005
Cash flows from operating activities:
Net loss	$(4,606)	$(1,889)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,701	7,135
Amortization of other intangible assets	3,251	2,965
Amortization of deferred financing costs	532	531
Provision for doubtful accounts	(85)	(153)
(Gain) loss on disposition of property, plant and equipment	29	(469)
Stock-based compensation	247	314
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	10,141	6,489
Inventories	1,665	(16,217)
Other assets	(255)	167
Accounts payable	601	10,387
Accrued and other liabilities	(9,450)	(5,625)
Income taxes, net	(12,159)	(1,181)

Net cash (used in) provided by operating activities	(3,388)	2,454

Cash flows from investing activities:
Capital expenditures	(5,443)	(4,447)
Proceeds from disposition of property, plant and equipment and assets held for sale	18	897

Net cash used in investing activities	(5,425)	(3,550)

Cash flows from financing activities:
Repayments of term loan	(30,000)	(19,700)
Increase in unpresented bank drafts in excess of cash available for offset	—	435
Principal payments under capital leases	(60)	(65)

Net cash used in financing activities	(30,060)	(19,330)

Net decrease in cash and equivalents	(38,873)	(20,426)

Cash and equivalents, beginning of period	51,889	27,325

Cash and equivalents, end of period	$13,016	$6,899

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,922	$12,249

Income taxes	$9,764	$54

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$417	$237

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BWAY Corporation (“BWAY”) and our subsidiaries (collectively the Company, we or our) and have been prepared without audit. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

Results of operating for the three months ended January 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year, particularly in view of the seasonality of the packaging business. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 2, 2005 (the “Annual Report”).

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Business and Segment Information

We manufacture and distribute metal and rigid plastic containers primarily in the United States. We operate the company as two divisions. Our BWAY Packaging Division primarily sells and markets our metal packaging products and our NAMPAC Division primarily sells and markets our rigid plastic packaging products

We are a wholly-owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., a private equity firm, as a result of a merger transaction whereby all outstanding shares of the BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003.

On July 7, 2004, we acquired all of the stock of North America Packaging Corporation (“NAMPAC”) from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC (the “NAMPAC Acquisition”). As a result of the acquisition, NAMPAC became a wholly owned subsidiary of BWAY.

We operate on a 52/53-week fiscal year ending on the Sunday closest to September 30. Our NAMPAC subsidiary reports its operations on a calendar month basis. There were no material transactions between the different period ends that required adjustment in the consolidated financial statements.

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

If we determined stock-based compensation based on the fair-value method, our net loss would be as follows:

	Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005
Net loss, as reported	$(4,606)	$(1,889)
Add: Stock-based compensation included in reported net loss, net of related tax effects	163	193
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(678)	(667)

Pro forma net loss	$(5,121)	$(2,363)

2.	INVENTORIES

Inventories consist of the following:

	Three Months Ended
(Dollars in thousands)	January 1, 2006	October 2, 2005
Inventories at FIFO cost
Raw materials	$29,189	$28,999
Work-in-process	31,217	29,737
Finished goods	30,308	25,316

	90,714	84,052
LIFO reserve	(20,414)	(12,087)

Inventories, net	$70,300	$71,965

During the first quarter of fiscal 2006, the LIFO reserve increased $8.3 million primarily as a result of rising plastic resin costs.

3.	GOODWILL AND OTHER INTANGIBLES

The following table sets forth the change in goodwill by reportable segment during the first quarter of fiscal 2006:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
Goodwill, October 2, 2005	$112,556	$106,662	$219,218
Correction related to the NAMPAC Acquisition	—	667	667

Goodwill, January 1, 2006	$112,556	$107,329	$219,885

During the implementation of an automated time keeping system in the first quarter of fiscal 2006 at facilities acquired in the NAMPAC Acquisition, we determined that the accrued vacation liability recorded as part of the purchase price allocation for the NAMPAC Acquisition was understated by approximately $0.7 million due to differences between actual pay practices and documentation provided and used to determine the purchase price allocation. We recorded an adjustment of $0.7 million to the accrued salaries and wages liability related to accrued vacation in the consolidated balance sheet as of January 1, 2006 with an offsetting increase to goodwill. Based on the amount of this adjustment and the impact on previously reported financial statements, management has determined that such previously issued financial statements were not materially misstated.

The following table sets forth the identifiable intangible assets by major asset class:

	January 1, 2006			October 2, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(24,725)	133,335	$158,060	$(21,924)	$136,136
Tradenames (2)	22,833	(3,555)	19,278	22,833	(3,150)	19,683
Non-compete agreements (3)	401	(127)	274	401	(82)	319

Total amortized intangible assets	181,294	(28,407)	152,887	181,294	(25,156)	156,138

Unamortized intangible assets
Technology	613	—	613	613	—	613

Total identifiable intangible assets	$181,907	$(28,407)	$153,500	$181,907	$(25,156)	$156,751

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

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

Expected amortization expense:

(Dollars in thousands)
Fiscal Year Ending
2006	$13,003
2007	13,405
2008	12,900
2009	12,510
2010	12,398
Thereafter	91,922

$156,138

In the first quarter of fiscal 2006, we recorded $3.3 million of the $13.0 million of amortization expense expected for fiscal year 2006. In the first quarter of fiscal 2005, we recorded amortization expense of $3.0 million.

4.	LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in thousands)	January 1, 2006	October 2, 2005
10% Senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: term loan	165,300	195,300

Total long-term debt	365,300	395,300
Less: current portion	—	(30,000)

Long-term debt, net of current portion	$365,300	$365,300

The current portion of long-term debt at October 2, 2005 represents a voluntary prepayment on the Term Loan made in the first quarter of fiscal 2006. Prepayments on the Term Loan reduce future scheduled payments. Our next scheduled repayment is due in December 2009.

Scheduled maturities of long-term debt as of January 1, 2006 are as follows:

(Dollars in thousands)
Fiscal Year Ending
2006	$—
2007	—
2008	—
2009	—
2010	40,975
Thereafter	324,325

$365,300

Senior Subordinated Notes

10% Senior Notes Due 2010

The notes were issued on November 27, 2002 in a private offering of $200.0 million principal amount of 10% Senior Subordinated Notes due 2010. In December 2003, we exchanged the notes for new notes registered under the Securities Act in an equal principal amount (the “Senior Notes”). The Senior Notes mature on October 15, 2010. The Senior Notes are governed by an Indenture dated as of November 27, 2002 between BWAY Finance Corp. and The Bank of New York, as trustee, as assumed by BWAY Corporation on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations (as defined in the Indenture) of the Company. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

Except in certain cases following an equity offering, the Senior Notes cannot be redeemed until October 15, 2006. Thereafter, we may redeem some or all of these notes at the redemption prices specified in the Indenture (105.0% on October 15, 2006 declining annually to 100% on October 15, 2009), plus accrued and unpaid interest to the date of redemption. Upon the occurrence of a Change in Control (as defined in the Indenture) the holders of the Senior Notes could require us to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At January 1, 2006, we were in compliance will all applicable covenants contained in the indenture.

Under the terms of the Indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Senior Notes. The Indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Senior Notes (see Note 9).

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of the Senior Notes. We are amortizing these deferred costs to interest expense over the term of the notes. At January 1, 2006 and October 2, 2005, approximately $5.0 million and $5.2 million, respectively, of these deferred costs were unamortized.

Credit Facility

The credit facility consists of (a) a $225.0 million term loan facility (the “Term Loan”), which matures June 30, 2011 (or April 15, 2010 under certain conditions) and (b) a $30.0 million revolving credit facility (the “Revolver”), which matures June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

We made a voluntary prepayment on the Term Loan of $30.0 million in November 2005. As a result of prepayments, our next scheduled quarterly repayment becomes due in December 2009. Repayments permanently reduce the Term Loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins are initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The effective borrowing rate on Term Loan borrowings outstanding at of January 1, 2006 was approximately 6.6%.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At January 1, 2006, we were in compliance will all applicable credit agreement covenants related to the Credit Facility.

BCO Holding and each of our direct and indirect subsidiaries have guaranteed our obligations under the Credit Facility. The Credit Facility is secured by substantially all of our assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

At January 1, 2006, we had $8.8 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $21.2 million. At January 1, 2006, we did not have any outstanding Revolver borrowings.

We incurred and have deferred approximately $6.7 million in financing costs related to the underwriting of the Credit Facility. The costs are being amortized to interest expense over the term of the loan primarily in proportion to the outstanding principal. At January 1, 2006 and October 2, 2005, approximately $5.1 million and $5.4 million, respectively, of these deferred costs were unamortized.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities at January 1, 2006 and October 2, 2005.

(Dollars in thousands)	January 1, 2006	October 2, 2005
Defined benefit pension liability	$3,474	$3,475
Retiree medical and other postretirement benefits	5,128	5,024
Deferred compensation	6,279	6,200

	$14,881	$14,699

The following table summarizes the components of net periodic benefit cost. The defined benefit pension plan was frozen effective October 31, 2004.

	Defined Benefit Pension Plan		Other Postretirement Benefits
	Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Components of net periodic benefit cost
Service cost	$—	$71	$2	$1
Interest cost	150	147	89	83
Expected return on plan assets	(151)	(150)	—	—
Recognized net actuarial loss	—	—	13	11

Net periodic benefit cost	$(1)	$68	$104	$95

6.	RESTRUCTURING LIABILITY

The following table sets forth changes in our restructuring liability from October 2, 2005 to January 1, 2006. The nature of the liability has not changed from that previously reported in the Annual Report. The restructuring liability is included in other current liabilities and relates to the Plastic Packaging segment.

(Dollars in millions)	Balance October 2, 2005	Additions / (Adjustments)	Expenditures	Balance January 1, 2006
Restructuring liability
Severance costs	$0.4	$—	$(0.2)	$0.2
Facility closure costs	1.5	0.1	(0.2)	1.4

Total	$1.9	$0.1	$(0.4)	$1.6

7.	CONTINGENCIES

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.1 million and $0.3 million for environmental investigation and remediation obligations as of January 1, 2006 and October 2, 2005, respectively; however, future expenditures may exceed the amounts accrued.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations, or cash flows. At each of January 1, 2006 and October 2, 2005, we had an accrued liability of approximately $0.5 million related to litigation matters.

Letters of Credit

At January 1, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $8.8 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

Metal Packaging. Metal Packaging includes our metal packaging products, which include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging Division.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC. Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment asset disclosures include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments have not changed from those described in the Annual Report. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings before interest, taxes, depreciation and amortization.

The following sets forth certain financial information attributable to our business segments for three months ended January 1, 2006 and January 2, 2005.

	Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005
Net sales
Metal packaging	$117,407	$110,039
Plastics packaging	83,966	64,668

Consolidated net sales	$201,373	$174,707

Loss before income taxes
Metal packaging	$12,161	$12,530
Plastics packaging	1,458	3,417

Segment earnings before interest, taxes, depreciation and amortization	13,619	15,947
Less:
Corporate undistributed expenses	2,235	1,374
Depreciation and amortization (see below)	9,952	10,100
Restructuring charge	134	351
Interest expense, net	8,221	7,705
Other expense (income), net	78	(567)

Consolidated loss before income taxes	$(7,001)	$(3,016)

Depreciation and amortization
Metal packaging	$5,242	$5,122
Plastics packaging	4,193	4,469

Segment depreciation and amortization	9,435	9,591
Corporate	517	509

Consolidated depreciation and amortization	$9,952	$10,100

The following table sets forth total assets attributable to our business segments as of January 1, 2006 and October 2, 2005.

(Dollars in thousands)	January 1, 2006	October 2, 2005
Total assets
Metal packaging	$302,803	$303,364
Plastics packaging	280,899	285,434

Segment assets	583,702	588,798
Corporate	137,212	183,196

Consolidated total assets	$720,914	$771,994

9.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Senior Notes and Term Loan, as of and for the three months ended January 1, 2006. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

BWAY is the sole borrower under the Credit Facility and each of its subsidiaries is a guarantor. In addition, each of the subsidiaries has guaranteed the Senior Notes.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidated Balance Sheet

January 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,918	$1,098	$—	$13,016
Accounts receivable, net	51,222	42,844	—	94,066
Inventories, net	44,581	25,719	—	70,300
Deferred tax assets	8,226	948	—	9,174
Other	10,336	(2,111)	—	8,225

Total current assets	126,283	68,498	—	194,781

Property, plant and equipment, net	88,070	52,616	—	140,686

Other assets
Goodwill	120,259	99,626	—	219,885
Other intangible assets, net	56,402	97,098	—	153,500
Deferred financing costs, net	10,057	—	—	10,057
Other	1,083	922	—	2,005
Investment in subsidiaries	217,452	—	(217,452)	—

Total other assets	405,253	197,646	(217,452)	385,447

Total Assets	$619,606	$318,760	$(217,452)	$720,914

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$48,051	$50,038	$—	$98,089
Accrued salaries and wages	3,676	5,507	—	9,183
Accrued interest	5,571	—	—	5,571
Accrued rebates	9,564	1,017	—	10,581
Other	16,062	784	—	16,846

Total current liabilities	82,924	57,346	—	140,270

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	7,592	(7,592)	—	—
Other	16,572	3,823	—	20,395

Total other long-term liabilities	52,552	43,962	—	96,514

Commitments and contingencies (Note 7)	—	—	—	—

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	15,095	3,691	(3,691)	15,095
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	118,830	217,452	(217,452)	118,830

Total Liabilities and Stockholder’s Equity	$619,606	$318,760	$(217,452)	$720,914

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidated Balance Sheet

October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50,161	$1,728	—	$51,889
Accounts receivable, net	61,900	42,222	—	104,122
Inventories, net	41,776	30,189	—	71,965
Deferred tax assets	8,226	948	—	9,174
Other	2,925	825	—	3,750

Total current assets	164,988	75,912	—	240,900

Property, plant and equipment, net	90,594	51,882	—	142,476

Other assets
Goodwill	120,259	98,959	—	219,218
Other intangible assets, net	58,042	98,709	—	156,751
Deferred financing costs, net	10,589	—	—	10,589
Other	1,138	922	—	2,060
Investment in subsidiaries	219,231	—	(219,231)	—

Total other assets	409,259	198,590	(219,231)	388,618

Total Assets	$664,841	$326,384	$(219,231)	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$48,311	$49,657	—	$97,968
Accrued salaries and wages	12,233	1,553	—	13,786
Accrued interest	10,803	—	—	10,803
Accrued rebates	9,458	646	—	10,104
Income taxes payable	4,117	3,876	—	7,993
Current portion of long-term debt	30,000	—	—	30,000
Other	15,292	1,245	—	16,537

Total current liabilities	130,214	56,977	—	187,191

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	1,324	(1,324)	—	—
Other	16,179	3,769	—	19,948

Total other long-term liabilities	45,891	50,176	—	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock	—	—	—	—
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	19,701	5,470	(5,470)	19,701
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	123,436	219,231	(219,231)	123,436

Total Liabilities and Stockholder’s Equity	$664,841	$326,384	$(219,231)	$771,994

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended January 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$117,407	$83,966	$—	$201,373

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	103,983	81,529	(178)	185,334
Depreciation and amortization	5,585	4,367	—	9,952
Selling and administrative	3,560	971	—	4,531
Restructuring charge	134	—	—	134
Interest, net	8,224	(3)	—	8,221
Financial advisory fees	124	—	—	124
Other expense (income), net	79	(179)	178	78

Total costs, expenses and other	121,689	86,685	—	208,374

Loss before income taxes and equity in loss	(4,282)	(2,719)	—	(7,001)
Benefit from income taxes	(1,455)	(940)	—	(2,395)
Equity in loss of subsidiaries	(1,779)	—	1,779	—

Net loss	$(4,606)	$(1,779)	$1,779	$(4,606)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended January 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$115,381	$59,326	$—	$174,707

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	101,385	54,731	(178)	155,938
Depreciation and amortization	6,576	3,524	—	10,100
Selling and administrative	2,890	1,182	—	4,072
Restructuring and impairment charges	351	—	—	351
Interest, net	7,705	—	—	7,705
Financial advisory fees	124	—	—	124
Other expense (income), net	(399)	(346)	178	(567)

Total costs, expenses and other	118,632	59,091	—	177,723

Loss before income taxes and equity earnings	(3,251)	235	—	(3,016)
Benefit from (provision for) income taxes	(1,213)	86	—	(1,127)
Equity in income of subsidiaries	149	—	(149)	—

Net loss	$(1,889)	$149	$(149)	$(1,889)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended January 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,228)	$2,840	$—	$(3,388)

Cash flows from investing activities
Capital expenditures	(1,973)	(3,470)	—	(5,443)
Other	18	—	—	18

Net cash used in investing activities	(1,955)	(3,470)	—	(5,425)

Cash flows from financing activities
Repayments of term loan	(30,000)	—	—	(30,000)
Other	(60)	—	—	(60)

Net cash used in financing activities	(30,060)	—	—	(30,060)

Net decrease in cash and cash equivalents	(38,243)	(630)	—	(38,873)
Cash and cash equivalents, beginning of period	50,161	1,728	—	51,889

Cash and cash equivalents, end of period	$11,918	$1,098	$—	$13,016

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended January 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,055	$(2,601)	$—	$2,454

Cash flows from investing activities
Capital expenditures	(2,178)	(2,269)	—	(4,447)
Other	897	—	—	897

Net cash used in investing activities	(1,281)	(2,269)	—	(3,550)

Cash flows from financing activities
Repayments of term loan	(19,700)	—	—	(19,700)
Other	(533)	903	—	370

Net cash used in (provided by) financing activities	(20,233)	903	—	(19,330)

Net decrease in cash and cash equivalents	(16,459)	(3,967)	—	(20,426)
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$6,341	$558	$—	$6,899

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

Metal Packaging. Metal Packaging includes our metal packaging products, which include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging Division.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC. Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

The following table set forth changes in our statements of operations and line items as a percentage of net sales for the three months ended January 1, 2006 and January 2, 2005.

	Three Months Ended		Change		As a % of Net Sales
					Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	$	%	January 1, 2006	January 2, 2005
Net sales	$201,373	$174,707	$26,666	15.3%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	185,334	155,938	29,396	18.9%	92.0%	89.3%

Gross margin	16,039	18,769	(2,730)	(14.5)%	8.0%	10.7%

Depreciation and amortization	9,952	10,100	(148)	(1.5)%	4.9%	5.8%
Selling and administrative expense	4,531	4,072	459	11.3%	2.3%	2.3%
Restructuring charge	134	351	(217)	(61.8)%	0.1%	0.2%
Interest expense, net	8,221	7,705	516	6.7%	4.1%	4.4%
Financial advisory fees	124	124	—	—%	0.1%	0.1%
Other expense (income), net	78	(567)	645	(113.8)%	—%	(0.3)%

Loss before income taxes	(7,001)	(3,016)	(3,985)	132.1%	(3.5)%	(1.7)%
Benefit from income taxes	(2,395)	(1,127)	(1,268)	112.5%	(1.2)%	(0.6)%

Net loss	$(4,606)	$(1,889)	$(2,717)	143.8%	(2.3)%	(1.1)%

Net Sales

Net Sales by Segment

	Three Months Ended		Change		As a % of the Total
					Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	$	%	January 1, 2006	January 2, 2005
Metal packaging	$117,407	$110,039	$7,368	6.7%	58.3%	63.0%
Plastics packaging	83,966	64,668	19,298	29.8%	41.7%	37.0%

Consolidated net sales	$201,373	$174,707	$26,666	15.3%	100.0%	100.0%

The increase in metal packaging segment net sales is primarily related higher volumes in ammunition boxes and aerosol cans and, to a lesser extent, higher selling prices associated with the pass through of raw material price increases offset by weaker industry demand for general line metal containers.

The increase in plastics packaging segment net sales results primarily from higher selling prices associated with the pass through of increases in the cost of resin and, to a lesser extent, increases in volume.

Cost of Products Sold

Cost of Products Sold by Segment

(excluding depreciation and amortization)

	Three Months Ended		Change		As a % of the Total
					Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	$	%	January 1, 2006	January 2, 2005
Metal packaging	$103,758	$95,978	$7,780	8.1%	56.0%	61.6%
Plastics packaging	81,530	59,902	21,628	36.1%	44.0%	38.4%

Segment CPS	185,288	155,880	29,408	18.9%	100.0%	100.0%
Corporate undistributed expenses	46	58	(12)	(20.7)%	—%	—%

Consolidated CPS	$185,334	$155,938	$29,396	18.9%	100.0%	100.0%

The increase in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment is primarily due to the volume increase in segment net sales, as discussed above. Metal packaging segment CPS as a percentage of segment net sales increased to 88.4% in the first quarter of fiscal 2006 from 87.2% in the first quarter of fiscal 2005.

The increase in CPS for the plastics packaging segment is primarily due to higher plastic resin costs. Plastics packaging segment CPS as a percentage of segment net sales increased to 97.1% in the first quarter of fiscal 2006 from 92.6% in the first quarter of fiscal 2005 primarily as a result of higher raw material costs for plastic resin and to an increase in segment CPS in the first quarter of fiscal 2006 from the comparable period of fiscal 2005 of approximately $6.6 million related to additional cost of products sold from increases in inventory costs as a result of our LIFO method of accounting.

Depreciation and Amortization

Depreciation and Amortization by Segment

	Three Months Ended		Change		As a % of the Total
					Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	$	%	January 1, 2006	January 2, 2005
Metal packaging	$5,242	$5,122	$120	2.3%	52.7%	50.7%
Plastics packaging	4,193	4,469	(276)	(6.2)%	42.1%	44.3%

Segment depreciation and amortization	9,435	9,591	(156)	(1.6)%	94.8%	95.0%
Corporate	517	509	8	1.6%	5.2%	5.0%

Consolidated depreciation and amortization	$9,952	$10,100	(148)	(1.5)%	100.0%	100.0%

The increase in metal packaging segment depreciation and amortization expense (“D&A”) relates primarily to higher depreciation associated with capital expenditures. The decrease in plastics packaging segment D&A relates to additional depreciation of approximately $1.0 million in the first quarter of fiscal 2005 associated with the shortened useful lives on certain assets, primarily equipment, subsequently disposed of in connection with the closure of certain of our plastics manufacturing facilities. This decrease was partially offset by higher depreciation associated with capital expenditures.

Selling and Administrative Expenses

Selling and Administrative Expense by Segment

	Three Months Ended		Change		As a % of the Total
					Three Months Ended
(Dollars in thousands)	January 1, 2006	January 2, 2005	$	%	January 1, 2006	January 2, 2005
Metal packaging	$1,488	$1,531	$(43)	(2.8)%	32.8%	37.6%
Plastics packaging	978	1,349	(371)	(27.5)%	21.6%	33.1%

Segment selling and administrative expense	2,466	2,880	(414)	(14.4)%	54.4%	70.7%
Corporate undistributed administrative expenses	2,065	1,192	873	73.2%	45.6%	29.3%

Consolidated selling and administrative expense	$4,531	$4,072	$459	11.3%	100.0%	100.0%

The decrease in metal packaging segment selling and administrative expense (“S&A”) relates primarily to lower spending in the first quarter of fiscal 2006 from the comparable period of fiscal 2005. The decrease in plastics packaging segment S&A is primarily related to the closure of an administrative office during fiscal 2005 and to an overall decrease in spending. The increase in corporate undistributed administrative expenses relates primarily to the recovery of approximately $0.6 million in the first quarter of fiscal 2005 of a previously written-off note receivable.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $0.5 million to $8.2 million in the first quarter of fiscal 2006 from $7.7 million in the first quarter of fiscal 2005. The increase is primarily attributable to higher interest rates on the variable rate Credit Facility partially offset by a decrease in average Credit Facility borrowings outstanding.

Income Tax Benefit. The income tax benefit increased $1.3 million to a benefit of $2.4 million in the first quarter of fiscal 2006 from a benefit of $1.1 million in the first quarter of fiscal 2005. The effective tax rate decreased in the first quarter of fiscal 2006 from the first quarter of 2005 primarily as a result of benefits from the federal tax credit for possession corporations, which is related to higher sales from our operations in Puerto Rico, and to benefits from special tax deductions related to qualified production activities enacted as part of the “American Jobs Creation Act of 2004.”

Other Expense (Income), Net. Other expense (income), net, in the first quarter of fiscal 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas. There were no significant transactions in the first quarter of fiscal 2006.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were primarily financed through internally generated cash flows. During the first quarter of fiscal 2006, cash and cash equivalents decreased $38.9 million to $13.0 million primarily due to a $30.0 million repayment on the Term Loan and to approximately $9.8 million in income tax payments during the quarter. During the first quarter of fiscal 2005, cash and cash equivalents decreased $20.4 million to $6.9 million primarily due to $19.7 million repaid on the Term Loan. Long-term debt outstanding at January 1, 2006 and January 2, 2005 was $365.3 million and $395.3 million, respectively. There were no Revolver borrowings outstanding at January 1, 2006 or January 2, 2005.

At January 1, 2006, we had $21.2 million in revolving credit available after taking into consideration $8.8 million in standby letters of credit, which reduce available borrowings under the $30.0 million Revolver.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. The weighted-average interest rate on outstanding Term Loan borrowings at January 1, 2006 was approximately 6.6%.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the three months ended January 1, 2006 and January 2, 2005.

	Three Months Ended		Change
(Dollars in thousands)	January 1, 2006	January 2, 2005
Net cash (used in) provided by operating activities	$(3,388)	$2,454	$(5,842)
Net cash used in investing activities	(5,425)	(3,550)	(1,875)
Net cash used in financing activities	(30,060)	(19,330)	(10,730)

Net decrease in cash and cash equivalents	$(38,873)	$(20,426)	$(18,447)

Cash and cash equivalents , end of period	$13,016	$6,899

Net loss, adjusted for depreciation, amortization of other intangibles and deferred financing costs, loss/gain on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $6.2 million and $8.6 million in the first quarters of fiscal 2006 and 2005, respectively. The net change in accounts receivable, inventories and accounts payable provided operating cash of $12.4 million and $0.7 million in the first quarters of fiscal 2006 and 2005, respectively. Income taxes, net of the income tax benefit, resulted in a use of operating cash of $9.8 million in the first quarter of fiscal 2006. Decreases in accrued liabilities used cash from operating activities of $9.5 million and $6.0 million in first quarters of fiscal 2006 and fiscal 2005, respectively.

Net cash used in investing activities for capital expenditures was $5.4 million and $4.4 million in the first quarters of fiscal 2006 and 2005, respectively Net cash used in investing activities was partially offset in the first quarter of fiscal 2005 by proceeds of $0.9 million from the sale of property, plant and equipment and assets held for sale. We expect capital expenditures in fiscal 2006 to exceed fiscal 2005 capital expenditures by approximately $3.0 to $6.0 million due to certain manufacturing improvement initiatives and for improvements required to meet certain environmental standards.

Net cash used in financing activities related to repayments on the Term Loan were $30.0 million and $19.7 million in the first quarters of fiscal 2006 and fiscal 2005, respectively.

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

At January 1, 2006, we were in compliance will all applicable covenants contained in each of the Indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

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

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At January 1, 2006, we had Term Loan borrowings of $165.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact quarterly pretax earnings by approximately $0.4 million based on the January 1, 2006 debt level. There were no outstanding borrowings at January 1, 2006 under the Revolver.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the materials used in the manufacture of our products (primarily steel and resin).

Critical Accounting Policies

For a summary of our critical accounting policies, see management’s discussion and analysis in Item 7 of the Annual Report. Our critical accounting policies have not changed since October 2, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 2, 2005.

At January 1, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $8.8 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.1 million and $0.3 million for environmental investigation and remediation obligations as of January 1, 2006 and October 2, 2005, respectively; however, future expenditures may exceed the amounts accrued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” in Item 2, which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in related to the U.S. Dollar.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of January 1, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended January 1, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no events to report under this item for the quarter ended January 1, 2006.

Item 1A. Risk Factors.

There are no material changes to report under this item for the quarter ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended January 1, 2006.

Item 3. Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended January 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended January 1, 2006.

Item 5. Other Information.

There is no information to report under this item for the quarter ended January 1, 2006.

Item 6. Exhibits.

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

BWAY Corporation
(Registrant)

Date: February 10, 2006	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2006	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.