Form 10-Q
period 2006-04-02
BWAY CORP
filed 2006-05-16
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

April 2, 2006

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

As of May 12, 2006, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended April 2, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share data)	April 2, 2006	October 2, 2005
Assets
Current assets
Cash and cash equivalents	$18,130	$51,889
Accounts receivable, net of allowance for doubtful accounts of $1,656 and $1,613	106,404	104,122
Inventories, net	75,311	71,965
Deferred tax assets	10,441	9,174
Other	4,074	3,750

Total current assets	214,360	240,900

Property, plant and equipment, net	143,022	142,476

Other assets
Goodwill	219,885	219,218
Other intangible assets, net	150,249	156,751
Deferred financing costs, net of accumulated amortization of $5,148 and $4,085	9,526	10,589
Other	1,948	2,060

Total other assets	381,608	388,618

Total Assets	$738,990	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$108,295	$97,968
Accrued salaries and wages	11,337	13,786
Accrued interest	10,554	10,803
Accrued rebates	8,054	10,104
Income taxes payable	3,162	7,993
Current portion of long-term debt	—	30,000
Other	16,353	16,537

Total current liabilities	157,755	187,191

Long-term debt	365,300	365,300

Other long-term liabilities
Deferred tax liabilities	71,801	76,119
Other	20,387	19,948

Total other long-term liabilities	92,188	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	104,082	104,082
Retained earnings	20,012	19,701
Accumulated other comprehensive loss	(347)	(347)

Total stockholder’s equity	123,747	123,436

Total Liabilities and Stockholder’s Equity	$738,990	$771,994

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net sales	$225,419	$206,830	$426,792	$381,537

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	193,668	176,868	379,002	332,806
Depreciation and amortization	10,385	13,093	20,337	23,193
Selling and administrative	5,027	5,962	9,558	10,034
Restructuring charge	61	527	195	878
Interest, net	8,290	8,068	16,511	15,773
Financial advisory fees	124	124	248	248
Other expense (income), net	395	(86)	473	(653)

Total costs, expenses and other	217,950	204,556	426,324	382,279

Income (loss) before income taxes	7,469	2,274	468	(742)
Provision for (benefit from) income taxes	2,552	854	157	(273)

Net income (loss)	$4,917	$1,420	$311	$(469)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income (loss)	$311	$(469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,835	17,262
Amortization of other intangible assets	6,502	5,931
Amortization of deferred financing costs	1,063	1,060
Provision for doubtful accounts	43	6
Loss (gain) on disposition of property, plant and equipment	332	(564)
Deferred income taxes	(5,585)	(2,404)
Stock-based compensation	510	713
Changes in assets and liabilities:
Accounts receivable	(2,325)	(10,135)
Inventories	(3,346)	(9,028)
Other assets	(763)	(181)
Accounts payable	10,368	9,496
Accrued and other liabilities	(5,539)	263
Income taxes, net	(4,831)	2,066

Net cash provided by operating activities	10,575	14,016

Cash flows from investing activities:
Capital expenditures	(14,882)	(8,527)
Business acquisitions	—	(428)
Proceeds from disposition of property, plant and equipment and assets held for sale	667	908

Net cash used in investing activities	(14,215)	(8,047)

Cash flows from financing activities:
Repayments of term loan	(30,000)	(19,700)
Increase in unpresented bank drafts in excess of cash available for offset	—	875
Principal payments under capital leases	(119)	(56)

Net cash used in financing activities	(30,119)	(18,881)

Net decrease in cash and equivalents	(33,759)	(12,912)
Cash and equivalents, beginning of period	51,889	27,325

Cash and equivalents, end of period	$18,130	$14,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,697	$14,748

Income taxes	$10,574	$65

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$856	$760

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BWAY Corporation (“BWAY”) and our subsidiaries (collectively, the “Company”, “we” or “our”) and have been prepared without audit. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 2, 2005 (the “Annual Report”). The consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

Results of operations for the three and six months ended April 2, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year, particularly in view of the seasonality of the packaging business.

Business and Segment Information

We manufacture and distribute metal and rigid plastic containers primarily in the United States. We operate the company as two divisions. Our BWAY Packaging Division primarily sells and markets our metal packaging products and our NAMPAC Division primarily sells and markets our rigid plastic packaging products.

We are a wholly-owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., a private equity firm, as a result of a merger transaction whereby all outstanding shares of BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003.

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

If we determined stock-based compensation based on the fair-value method, our net income (loss) would be as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net income (loss), as reported	$4,917	$1,420	$311	$(469)
Add: Stock-based compensation included in reported net loss, net of related tax effects	176	257	339	450
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(687)	(701)	(1,365)	(1,368)

Pro forma net income (loss)	$4,406	$976	$(715)	$(1,387)

2.	INVENTORIES

Inventories consist of the following:

(Dollars in thousands)	April 2, 2006	October 2, 2005
Inventories at FIFO cost
Raw materials	$26,395	$28,999
Work-in-process	37,121	29,737
Finished goods	29,561	25,316

	93,077	84,052
LIFO reserve	(17,766)	(12,087)

Inventories, net	$75,311	$71,965

During the first six months of fiscal 2006, the LIFO reserve increased $5.7 million primarily as a result of changes in the cost of plastic resin.

3.	GOODWILL AND OTHER INTANGIBLES

The following table sets forth the change in goodwill by reportable segment during the first six months of fiscal 2006:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
Goodwill, October 2, 2005	$112,556	$106,662	$219,218
Correction related to the NAMPAC Acquisition	—	667	667

Goodwill, April 2, 2006	$112,556	$107,329	$219,885

During the implementation of an automated time keeping system in the first quarter of fiscal 2006 at facilities acquired in the NAMPAC Acquisition, we determined that the accrued vacation liability recorded as part of the purchase price allocation for the NAMPAC Acquisition was understated by approximately $0.7 million due to differences between actual pay practices and documentation provided and used to determine the purchase price allocation. We recorded an adjustment of $0.7 million to the accrued salaries and wages liability related to accrued vacation in the consolidated balance sheet as of January 1, 2006 with an offsetting increase to goodwill. Based on the amount of this adjustment and the impact on previously reported financial statements, management determined that such previously issued financial statements were not materially misstated.

The following table sets forth the identifiable intangible assets by major asset class:

	April 2, 2006			October 2, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(27,525)	130,535	$158,060	$(21,924)	$136,136
Tradenames (2)	22,833	(3,961)	18,872	22,833	(3,150)	19,683
Non-compete agreements (3)	401	(172)	229	401	(82)	319

Total amortized intangible assets	181,294	(31,658)	149,636	181,294	(25,156)	156,138

Unamortized intangible assets
Technology	613	—	613	613	—	613

Total identifiable intangible assets	$181,907	$(31,658)	$150,249	$181,907	$(25,156)	$156,751

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

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

$156,138

In the first six months of fiscal 2006, we recorded $6.5 million of the $13.0 million of amortization expense expected for fiscal year 2006. In the first six months of fiscal 2005, we recorded amortization expense of $5.9 million.

4.	LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in thousands)	April 2, 2006	October 2, 2005
10% Senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: term loan	165,300	195,300

Total long-term debt	365,300	395,300
Less: current portion	—	(30,000)

Long-term debt, net of current portion	$365,300	$365,300

The current portion of long-term debt at October 2, 2005 represented a voluntary prepayment on the Term Loan made in the first quarter of fiscal 2006. Prepayments on the Term Loan reduce future scheduled payments. Our next scheduled repayment is due in December 2009.

Scheduled maturities of long-term debt as of April 2, 2006 are as follows:

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

The Indenture contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At April 2, 2006, we were in compliance with all applicable covenants contained in the Indenture.

Under the terms of the Indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Senior Notes. The Indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Senior Notes (see Note 9).

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of the Senior Notes. We are amortizing these deferred costs to interest expense over the term of the notes. At April 2, 2006 and October 2, 2005, approximately $4.7 million and $5.2 million, respectively, of these deferred costs were unamortized.

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

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range down to 1.00% and

2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The effective borrowing rate on Term Loan borrowings outstanding at April 2, 2006 was approximately 6.8%.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At April 2, 2006, we were in compliance with all applicable credit agreement covenants related to the Credit Facility.

BCO Holding and each of our direct and indirect subsidiaries have guaranteed our obligations under the Credit Facility. The Credit Facility is secured by substantially all of our assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our subsidiaries, which are wholly-owned by BWAY.

At April 2, 2006, we had $7.9 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $22.1 million. At April 2, 2006, we did not have any outstanding Revolver borrowings.

We incurred and have deferred approximately $6.7 million in financing costs related to the underwriting of the Credit Facility. The costs are being amortized to interest expense over the term of the loan primarily in proportion to the outstanding principal. At April 2, 2006 and October 2, 2005, approximately $4.8 million and $5.4 million, respectively, of these deferred costs were unamortized.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities:

(Dollars in thousands)	April 2, 2006	October 2, 2005
Defined benefit pension liability	$3,327	$3,475
Retiree medical and other postretirement benefits	4,963	5,024
Deferred compensation	6,362	6,200

	$14,652	$14,699

The following table summarizes the components of net periodic benefit cost. The defined benefit pension plan was frozen effective October 31, 2004.

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Components of net periodic benefit cost
Service cost	$—	$—	$—	$71	$1	$1	$3	$2
Interest cost	149	154	299	301	89	107	178	190
Expected return on plan assets	(150)	(144)	(301)	(294)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	13	17	26	28

Net periodic benefit cost	$(1)	$10	$(2)	$78	$103	$125	$207	$220

6.	RESTRUCTURING LIABILITY

The following table sets forth changes in our restructuring liability from October 2, 2005 to April 2, 2006. The nature of the liability has not changed from that previously reported in the Annual Report. The restructuring liability is included in other current liabilities and relates to the Plastic Packaging segment.

(Dollars in millions)	Balance October 2, 2005	Additions / (Adjustments)	Expenditures	Balance April 2, 2006
Restructuring liability
Severance costs	$0.4	$—	$(0.3)	$0.1
Facility closure costs	1.5	0.2	(0.8)	0.9

Total	$1.9	$0.2	$(1.1)	$1.0

7.	CONTINGENCIES

Environmental

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows. However, except to the extent otherwise disclosed herein, we believe it is remote that any such material losses could result from environmental remediation matters or environmental investigations relating to our current or former facilities.

We have incurred approximately $0.5 million of the estimated $1.6 million in capital expenditures we expect to incur to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

In the third quarter of fiscal 2005, we joined a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We jointed the PRP group in order to reduce our exposure, which we estimate will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.1 million and $0.3 million for environmental investigation and remediation obligations as of April 2, 2006 and October 2, 2005, respectively; however, future expenditures may exceed the amounts accrued.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. At April 2, 2006 and October 2, 2005, we had accrued liabilities of approximately $0.8 million and $0.5 million, respectively, related to litigation matters.

Letters of Credit

At April 2, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.9 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

Segment assets include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. Consolidated total assets not allocated to the individual segments are included in the corporate services area. The accounting policies of our segments have not changed from those described in the Annual Report. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings before interest, taxes, depreciation and amortization.

The following sets forth certain financial information attributable to our business segments for three and six months ended April 2, 2006 and April 3, 2005.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net sales
Metal packaging	$134,890	$130,049	$252,297	$240,088
Plastics packaging	90,529	76,781	174,495	141,449

Consolidated net sales	$225,419	$206,830	$426,792	$381,537

Income (loss) before income taxes
Metal packaging	$20,300	$23,104	$32,461	$35,634
Plastics packaging	8,780	3,720	10,238	7,137

Segment earnings before interest, taxes, depreciation and amortization	29,080	26,824	42,699	42,771
Less:
Corporate undistributed expenses	2,480	2,948	4,715	4,322
Depreciation and amortization (see below)	10,385	13,093	20,337	23,193
Restructuring charge	61	527	195	878
Interest expense, net	8,290	8,068	16,511	15,773
Other expense (income), net	395	(86)	473	(653)

Consolidated income (loss) before income taxes	$7,469	$2,274	$468	$(742)

Depreciation and amortization
Metal packaging	$5,418	$5,911	$10,660	$11,033
Plastics packaging	4,508	6,670	8,701	11,139

Segment depreciation and amortization	9,926	12,581	19,361	22,172
Corporate	459	512	976	1,021

Consolidated depreciation and amortization	$10,385	$13,093	$20,337	$23,193

The following table sets forth total assets attributable to our business segments as of April 2, 2006 and October 2, 2005.

(Dollars in thousands)	April 2, 2006	October 2, 2005
Total assets
Metal packaging	$307,922	$303,364
Plastics packaging	279,919	285,434

Segment assets	587,841	588,798
Corporate	151,149	183,196

Consolidated total assets	$738,990	$771,994

9.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Senior Notes and Term Loan, as of and for the three and six months ended April 2, 2006. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

BWAY is the sole borrower under the Credit Facility and each of its subsidiaries is a guarantor. In addition, each of the subsidiaries has guaranteed the Senior Notes.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidated Balance Sheet

April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,096	$1,034	$—	$18,130
Accounts receivable, net	61,650	44,754	—	106,404
Inventories, net	52,433	22,878	—	75,311
Deferred tax assets	9,309	1,132	—	10,441
Other	2,870	1,204	—	4,074

Total current assets	143,358	71,002	—	214,360

Property, plant and equipment, net	87,033	55,989	—	143,022

Other assets
Goodwill	120,259	99,626	—	219,885
Other intangible assets, net	54,762	95,487	—	150,249
Deferred financing costs, net	9,526	—	—	9,526
Other	1,026	922	—	1,948
Investment in subsidiaries	220,127	—	(220,127)	—

Total other assets	405,700	196,035	(220,127)	381,608

Total Assets	$636,091	$323,026	$(220,127)	$738,990

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$54,545	$53,750	$—	$108,295
Accrued salaries and wages	6,965	4,372	—	11,337
Accrued interest	10,554	—	—	10,554
Accrued rebates	6,869	1,185	—	8,054
Income taxes payable	(5,314)	8,476	—	3,162
Other	15,330	1,023	—	16,353

Total current liabilities	88,949	68,806	—	157,755

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,195	43,606	—	71,801
Intercompany	13,256	(13,256)	—	—
Other	16,644	3,743	—	20,387

Total other long-term liabilities	58,095	34,093	—	92,188

Commitments and contingencies (Note 7)	—	—	—	—

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	20,012	6,366	(6,366)	20,012
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	123,747	220,127	(220,127)	123,747

Total Liabilities and Stockholder’s Equity	$636,091	$323,026	$(220,127)	$738,990

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidated Balance Sheet

October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50,161	$1,728	—	$51,889
Accounts receivable, net	61,900	42,222	—	104,122
Inventories, net	41,776	30,189	—	71,965
Deferred tax assets	8,226	948	—	9,174
Other	2,925	825	—	3,750

Total current assets	164,988	75,912	—	240,900

Property, plant and equipment, net	90,594	51,882	—	142,476

Other assets
Goodwill	120,259	98,959	—	219,218
Other intangible assets, net	58,042	98,709	—	156,751
Deferred financing costs, net	10,589	—	—	10,589
Other	1,138	922	—	2,060
Investment in subsidiaries	219,231	—	(219,231)	—

Total other assets	409,259	198,590	(219,231)	388,618

Total Assets	$664,841	$326,384	$(219,231)	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$48,311	$49,657	—	$97,968
Accrued salaries and wages	12,233	1,553	—	13,786
Accrued interest	10,803	—	—	10,803
Accrued rebates	9,458	646	—	10,104
Income taxes payable	4,117	3,876	—	7,993
Current portion of long-term debt	30,000	—	—	30,000
Other	15,292	1,245	—	16,537

Total current liabilities	130,214	56,977	—	187,191

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	1,324	(1,324)	—	—
Other	16,179	3,769	—	19,948

Total other long-term liabilities	45,891	50,176	—	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	19,701	5,470	(5,470)	19,701
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	123,436	219,231	(219,231)	123,436

Total Liabilities and Stockholder’s Equity	$664,841	$326,384	$(219,231)	$771,994

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$134,888	$90,531	$—	$225,419

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	112,938	80,907	(177)	193,668
Depreciation and amortization	5,705	4,680	—	10,385
Selling and administrative	4,185	842	—	5,027
Restructuring charge	61	—	—	61
Interest, net	8,294	(4)	—	8,290
Financial advisory fees	124	—	—	124
Other expense, net	150	68	177	395

Total costs, expenses and other	131,457	86,493	—	217,950

Income before income taxes and equity in earnings of subsidiaries	3,431	4,038	—	7,469
Provision for income taxes	1,189	1,363	—	2,552
Equity in earnings of subsidiaries	2,675	—	(2,675)	—

Net income	$4,917	$2,675	$(2,675)	$4,917

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended April 3, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$133,979	$72,851	$—	$206,830

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	109,615	67,430	(177)	176,868
Depreciation and amortization	9,436	3,657	—	13,093
Selling and administrative	4,992	970	—	5,962
Restructuring charge	527	—	—	527
Interest, net	8,070	(2)	—	8,068
Financial advisory fees	124	—	—	124
Other (income) expense, net	(33)	(230)	177	(86)

Total costs, expenses and other	132,731	71,825	—	204,556

Income before income taxes and equity in earnings of subsidiaries	1,248	1,026	—	2,274
Provision for income taxes	472	382	—	854
Equity in earnings of subsidiaries	644	—	(644)	—

Net income	$1,420	$644	$(644)	$1,420

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$252,295	$174,497	$—	$426,792

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	216,921	162,436	(355)	379,002
Depreciation and amortization	11,290	9,047	—	20,337
Selling and administrative	7,745	1,813	—	9,558
Restructuring charge	195	—	—	195
Interest, net	16,518	(7)	—	16,511
Financial advisory fees	248	—	—	248
Other expense (income), net	229	(111)	355	473

Total costs, expenses and other	253,146	173,178	—	426,324

(Loss) income before income taxes and equity in earnings of subsidiaries	(851)	1,319	—	468
(Benefit from) provision for income taxes	(266)	423	—	157
Equity in earnings of subsidiaries	896	—	(896)	—

Net income	$311	$896	$(896)	$311

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended April 3, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$249,360	$132,177	$—	$381,537

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	211,000	122,161	(355)	332,806
Depreciation and amortization	16,012	7,181	—	23,193
Selling and administrative	7,882	2,152	—	10,034
Restructuring charge	878	—	—	878
Interest, net	15,775	(2)	—	15,773
Financial advisory fees	248	—	—	248
Other (income) expense, net	(432)	(576)	355	(653)

Total costs, expenses and other	251,363	130,916	—	382,279

(Loss) income before income taxes and equity in earnings of subsidiaries	(2,003)	1,261	—	(742)
(Benefit from) provision for income taxes	(741)	468	—	(273)
Equity in earnings of subsidiaries	793	—	(793)	—

Net (loss) income	$(469)	$793	$(793)	$(469)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,130	$9,445	$—	$10,575

Cash flows from investing activities
Capital expenditures	(4,743)	(10,139)	—	(14,882)
Other	667	—	—	667

Net cash used in investing activities	(4,076)	(10,139)	—	(14,215)

Cash flows from financing activities
Repayments of term loan	(30,000)	—	—	(30,000)
Other	(119)	—	—	(119)

Net cash used in financing activities	(30,119)	—	—	(30,119)

Net decrease in cash and cash equivalents	(33,065)	(694)	—	(33,759)
Cash and cash equivalents, beginning of period	50,161	1,728	—	51,889

Cash and cash equivalents, end of period	$17,096	$1,034	$—	$18,130

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended April 3, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,366	$(1,350)	$—	$14,016

Cash flows from investing activities
Capital expenditures	(4,082)	(4,445)	—	(8,527)
Other	480	—	—	480

Net cash used in investing activities	(3,602)	(4,445)	—	(8,047)

Cash flows from financing activities
Repayments of term loan	(19,700)	—	—	(19,700)
Other	(660)	1,479	—	819

Net cash used in (provided by) financing activities	(20,360)	1,479	—	(18,881)

Net decrease in cash and cash equivalents	(8,596)	(4,316)	—	(12,912)
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$14,204	$209	$—	$14,413

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

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the three months ended April 2, 2006 and April 3, 2005.

					As a % of Net Sales
	Three Months Ended		Change		Three Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Net sales	$225,419	$206,830	$18,589	9.0%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	193,668	176,868	16,800	9.5%	85.9%	85.5%

Gross margin	31,751	29,962	1,789	6.0%	14.1%	14.5%

Depreciation and amortization	10,385	13,093	(2,708)	(20.7)%	4.6%	6.3%
Selling and administrative expense	5,027	5,962	(935)	(15.7)%	2.2%	2.9%
Restructuring charge	61	527	(466)	(88.4)%	—%	0.3%
Interest expense, net	8,290	8,068	222	2.8%	3.7%	3.9%
Financial advisory fees	124	124	—	—%	0.1%	0.1%
Other expense (income), net	395	(86)	481	(559.3)%	0.2%	—%

Income before income taxes	7,469	2,274	5,195	228.5%	3.3%	1.1%
Provision for income taxes	2,552	854	1,698	198.8%	1.1%	0.4%

Net income	$4,917	$1,420	$3,497	246.3%	2.2%	0.7%

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the six months ended April 2, 2006 and April 3, 2005.

					As a % of Net Sales
	Six Months Ended		Change		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Net sales	$426,792	$381,537	$45,255	11.9%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	379,002	332,806	46,196	13.9%	88.8%	87.2%

Gross margin	47,790	48,731	(941)	(1.9)%	21.2%	23.6%

Depreciation and amortization	20,337	23,193	(2,856)	(12.3)%	4.8%	6.1%
Selling and administrative expense	9,558	10,034	(476)	(4.7)%	2.2%	2.6%
Restructuring charge	195	878	(683)	(77.8)%	—%	0.2%
Interest expense, net	16,511	15,773	738	4.7%	3.9%	4.1%
Financial advisory fees	248	248	—	—%	0.1%	0.1%
Other expense (income), net	473	(653)	1,126	(172.4)%	0.1%	(0.2)%

Income (loss) before income taxes	468	(742)	1,210	(163.1)%	0.2%	(0.4)%
Provision for (benefit from) income taxes	157	(273)	430	(157.5)%	—%	(0.1)%

Net income (loss)	$311	$(469)	$780	(166.3)%	0.1%	(0.2)%

Net Sales

Net Sales by Segment

					As a % of the Total
	Three Months Ended		Change		Three Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$134,890	$130,049	$4,841	3.7%	59.8%	62.9%
Plastics packaging	90,529	76,781	13,748	17.9%	40.2%	37.1%

Consolidated net sales	$225,419	$206,830	$18,589	9.0%	100.0%	100.0%

	Six Months Ended		Change		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$252,297	$240,088	$12,209	5.1%	59.1%	62.9%
Plastics packaging	174,495	141,449	33,046	23.4%	40.9%	37.1%

Consolidated net sales	$426,792	$381,537	$45,255	11.9%	100.0%	100.0%

The increase in metal packaging segment net sales in the three and six month periods ended April 2, 2006 over the comparable periods of fiscal 2005 is primarily related to both higher net volume and to higher selling prices.

The increase in plastics packaging segment net sales in the three and six month periods ended April 2, 2006 over the comparable periods of fiscal 2005 is primarily related to higher selling prices associated with the cost of plastic resin and, to a lesser extent, net increases in volume.

Cost of Products Sold

Cost of Products Sold by Segment

(excluding depreciation and amortization)

					As a % of the Total
	Three Months Ended		Change		Three Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$112,711	$104,855	$7,856	7.5%	58.2%	59.3%
Plastics packaging	80,908	71,939	8,969	12.5%	41.8%	40.7%

Segment CPS	193,619	176,794	16,825	9.5%	100.0%	100.0%
Corporate undistributed expenses	49	74	(25)	(33.8)%	—%	—%

Consolidated CPS	$193,668	$176,868	$16,800	9.5%	100.0%	100.0%

	Six Months Ended		Change		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$216,469	$200,833	$15,636	7.8%	57.1%	60.3%
Plastics packaging	162,438	131,841	30,597	23.2%	42.9%	39.6%

Segment CPS	378,907	332,674	46,233	13.9%	100.0%	100.0%
Corporate undistributed expenses	95	132	(37)	(28.0)%	—%	—%

Consolidated CPS	$379,002	$332,806	$46,196	13.9%	100.0%	100.0%

The increase in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment in each of the three and six month periods ended April 2, 2006 over the comparable periods of fiscal 2005 is primarily due to the net volume increase in segment net sales, as discussed above, changes in the mix of products sold and higher other non-steel material costs. Metal packaging segment CPS as a percentage of segment net sales increased to 83.6% in the second quarter of fiscal 2006 from 80.6% in the second quarter of fiscal 2005 and increased to 85.8% in the first six months of fiscal 2006 from 83.6% in the first six months of fiscal 2005, for the reasons previously discussed. CPS decreased approximately $2.4 million and $2.9 million in the three and six month periods ended April 2, 2006, respectively, over the comparable periods of fiscal 2005 related to a decrease in inventory costs as a result of our LIFO method of accounting.

The increase in CPS for the plastics packaging segment in each of the three and six month periods ended April 2, 2006 over the comparable periods of fiscal 2005 is primarily due to higher plastic resin costs. However, plastics packaging segment CPS as a percentage of segment net sales decreased to 89.4% in the second quarter of fiscal 2006 from 93.7% in the second quarter of fiscal 2005 primarily as a result of the favorable LIFO adjustment discussed below. Plastics packaging segment CPS as a percentage of segment net sales essentially remained unchanged at 93.1% in the first six months of fiscal 2006 from 93.2% in the first six months of fiscal 2005. Segment CPS increased approximately $1.9 million for first six months of fiscal 2006 over the comparable period of fiscal 2005 and decreased approximately $4.7 million in the second quarter of fiscal 2006 over the comparable period of fiscal 2005 related to fluctuations in inventory costs as a result of our LIFO method of accounting.

Depreciation and Amortization

Depreciation and Amortization by Segment

					As a % of the Total
	Three Months Ended		Change		Three Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$5,418	$5,911	$(493)	(8.3)%	52.2%	45.1%
Plastics packaging	4,508	6,670	(2,162)	(32.4)%	43.4%	50.9%

Segment depreciation and amortization	9,926	12,581	(2,655)	(21.1)%	95.6%	96.1%
Corporate	459	512	(53)	(10.4)%	4.4%	3.9%

Consolidated depreciation and amortization	$10,385	$13,093	(2,708)	(20.7)%	100.0%	100.0%

	Six Months Ended		Change		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$10,660	$11,033	$(373)	(3.4)%	52.4%	47.6%
Plastics packaging	8,701	11,139	(2,438)	(21.9)%	42.8%	48.0%

Segment depreciation and amortization	19,361	22,172	(2,811)	(12.7)%	95.2%	95.6%
Corporate	976	1,021	(45)	(4.4)%	4.8%	4.4%

Consolidated depreciation and amortization	$20,337	$23,193	(2,856)	(12.3)%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense (“D&A”) relates partially due to lower amortization of intangible assets and to the timing of fixed asset capitalizations. The decrease in plastics packaging segment D&A relates to additional depreciation of approximately $2.9 million and $3.9 million in the second quarter and first six months of fiscal 2005, respectively, associated with the shortened useful lives on certain assets (primarily equipment), which were subsequently disposed of in connection with the closure of certain of our plastics manufacturing facilities. This decrease was partially offset by higher depreciation associated with capital expenditures and to higher scheduled amortization of intangibles.

Selling and Administrative Expenses

Selling and Administrative Expense by Segment

					As a % of the Total
	Three Months Ended		Change		Three Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$1,879	$2,090	$(211)	(10.1)%	37.4%	35.1%
Plastics packaging	841	1,122	(281)	(25.0)%	16.7%	18.8%

Segment selling and administrative expense	2,720	3,212	(492)	(15.3)%	54.1%	53.9%
Corporate undistributed administrative expense	2,307	2,750	(443)	(16.1)%	45.9%	46.1%

Consolidated selling and administrative expense	$5,027	$5,962	$(935)	(15.7)%	100.0%	100.0%

	Six Months Ended		Change		Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	$	%	April 2, 2006	April 3, 2005
Metal packaging	$3,367	$3,621	$(254)	(7.0)%	35.2%	36.1%
Plastics packaging	1,819	2,471	(652)	(26.4)%	19.0%	24.6%

Segment selling and administrative expense	5,186	6,092	(906)	(14.9)%	54.3%	60.7%
Corporate undistributed administrative expense	4,372	3,942	430	10.9%	45.7%	39.3%

Consolidated selling and administrative expense	$9,558	$10,034	$(476)	(4.7)%	100.0%	100.0%

The decrease in metal and plastics packaging segment selling and administrative expense (“S&A”) in the three and six months periods ended April 3, 2006 is primarily related to a lower bonus expense and to lower spending from the comparable periods of fiscal 2005.

The increase in corporate undistributed administrative expenses relates for the first six months of fiscal 2006 over the comparable period of fiscal 2005 is primarily due to a recovery of approximately $0.6 million in the first quarter of fiscal 2005 of a previously written-off note receivable partially offset by lower spending. Corporate undistributed S&A decreased in the second quarter of fiscal 2006 over the comparable period of fiscal 2005 primarily due a decrease in bonus expense.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $0.2 million and $0.7 million in the second quarter and first six months of fiscal 2006, respectively, from the comparable periods of fiscal 2005 primarily as a result of higher interest rates on the variable rate Credit Facility partially offset by a decrease in average Credit Facility borrowings outstanding.

Provision for (Benefit from) Income Taxes. The effective tax rate decreased to 33.5% for the first six months of fiscal 2006 from 36.8% for the comparable period of fiscal 2005. The effective tax rate decreased primarily as a result of the benefit from the federal tax credit for possession corporations resulting from higher earnings from our operations in Puerto Rico.

Other Expense (Income), Net. Other expense (income), net, in the second quarter and first six months of fiscal 2006 relates primarily to the disposal of idled equipment in the second quarter. Other expense (income), net, in the first six months of fiscal 2005 relates primarily to gains on the sale in the first quarter of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first six months of fiscal 2006 and the first six months of fiscal 2005 were primarily financed through internally generated cash flows. During the first six months of fiscal 2006, cash and cash equivalents decreased $33.8 million to $18.1 million primarily due to a $30.0 million repayment on the Term Loan during the period. During the first six months of fiscal 2005, cash and cash equivalents decreased $12.9 million to $14.4 million primarily due to $19.7 million repaid on the Term Loan. Long-term debt outstanding at April 2, 2006 and April 3, 2005 was $365.3 million and $395.3 million, respectively. There were no Revolver borrowings outstanding at April 2, 2006 or April 3, 2005.

At April 2, 2006, we had $22.1 million in revolving credit available after taking into consideration $7.9 million in standby letters of credit, which reduce available borrowings under the $30.0 million Revolver.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. The weighted-average interest rate on outstanding Term Loan borrowings at April 2, 2006 was approximately 6.8%.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the six months ended April 2, 2006 and April 3, 2005.

	Six Months Ended
(Dollars in thousands)	April 2, 2006	April 3, 2005	Change
Net cash provided by operating activities	$10,575	$14,016	$(3,441)
Net cash used in investing activities	(14,215)	(8,047)	(6,168)
Net cash used in financing activities	(30,119)	(18,881)	(11,238)

Net decrease in cash and cash equivalents	$(33,759)	$(12,912)	$(20,847)

Cash and cash equivalents , end of period	$18,130	$14,413

Net income (loss), adjusted for depreciation, amortization of other intangible assets and deferred financing costs, loss/gain on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $22.6 million and $23.9 million in the first six months of fiscal 2006 and 2005, respectively. The net change in accounts receivable, inventories and accounts payable provided operating cash of $4.7 million and used operating cash of $9.7 million in the first six months of fiscal 2006 and 2005, respectively. Interest and income taxes paid in the first six months of fiscal 2006 were $15.7 million and $10.6 million compared to $14.7 million and $0.1 million in the first six months of fiscal 2005, respectively.

Net cash used in investing activities for capital expenditures was $14.9 million and $8.5 million in the first six months of fiscal 2006 and 2005, respectively. Net cash used in investing activities was partially offset in the first six months of fiscal 2006 and 2005 by proceeds of $0.7 million and $0.9 million, respectively, from the sale of property, plant and equipment and assets held for sale. We expect total capital expenditures in fiscal 2006 to exceed fiscal 2005 capital expenditures by approximately $3.0 to $6.0 million due to certain manufacturing improvement initiatives and for improvements required to meet certain environmental standards.

Net cash used in financing activities related to repayments on the Term Loan were $30.0 million and $19.7 million in the first six months of fiscal 2006 and fiscal 2005, respectively.

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

At April 2, 2006, we were in compliance with all applicable covenants contained in each of the Indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

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

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At April 2, 2006, we had Term Loan borrowings of $165.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact quarterly pretax earnings by approximately $0.4 million based on the April 2, 2006 debt level. There were no outstanding borrowings at April 2, 2006 under the Revolver.

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

At April 2, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.9 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Environmental Matters

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows. However, except to the extent otherwise disclosed herein, we believe it is remote that any such material losses could result from environmental remediation matters or environmental investigations relating to our current or former facilities.

We have incurred approximately $0.5 million of the estimated $1.6 million in capital expenditures we expect to incur to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

In the third quarter of fiscal 2005, we joined a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We jointed the PRP group in order to reduce our exposure, which we estimate will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.1 million and $0.3 million for environmental investigation and remediation obligations as of April 2, 2006 and October 2, 2005, respectively; however, future expenditures may exceed the amounts accrued.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There have been no changes in our internal controls over financial reporting during the three months ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no events to report under this item for the quarter ended April 2, 2006.

Item 1A. Risk Factors.

There are no material changes to report under this item for the quarter ended April 2, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended April 2, 2006.

Item 3. Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended April 2, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended April 2, 2006.

Item 5. Other Information.

There is no information to report under this item for the quarter ended April 2, 2006.

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

BWAY Corporation
(Registrant)

Date: May 16, 2006	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2006	By:	/s/ Kevin C. Kern
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