Form 10-Q
period 2006-07-02
BWAY CORP
filed 2006-08-11
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

July 2, 2006

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

As of August 10, 2006, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended July 2, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share data)	July 2, 2006	October 2, 2005
Assets
Current assets
Cash and cash equivalents	$22,608	$51,889
Accounts receivable, net of allowance for doubtful accounts of $1,790 and $1,613	114,895	104,122
Inventories, net	76,549	71,965
Deferred tax assets	11,391	9,174
Other	5,556	3,750

Total current assets	230,999	240,900

Property, plant and equipment, net	141,926	142,476

Other assets
Goodwill	219,154	219,218
Other intangible assets, net	146,998	156,751
Deferred financing costs, net of accumulated amortization of $5,680 and $4,085	8,994	10,589
Other	4,046	2,060

Total other assets	379,192	388,618

Total Assets	$752,117	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$109,822	$97,968
Accrued salaries and wages	11,705	13,786
Accrued interest	5,710	10,803
Accrued rebates	9,105	10,104
Income taxes payable	5,507	7,993
Current portion of long-term debt	—	30,000
Other	20,286	16,537

Total current liabilities	162,135	187,191

Long-term debt	365,300	365,300

Other long-term liabilities
Deferred tax liabilities	71,046	76,119
Other	20,579	19,948

Total other long-term liabilities	91,625	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	104,082	104,082
Retained earnings	29,322	19,701
Accumulated other comprehensive loss	(347)	(347)

Total stockholder’s equity	133,057	123,436

Total Liabilities and Stockholder’s Equity	$752,117	$771,994

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$242,675	$227,412	$669,467	$608,949

Costs, expenses and other:
Cost of products sold (excluding depreciation and amortization)	204,889	191,543	583,891	524,349
Depreciation and amortization	10,112	9,372	30,449	32,565
Selling and administrative	4,833	5,238	14,391	15,272
Restructuring and impairment charges	338	3,943	533	4,821
Interest, net	8,441	8,155	24,952	23,928
Financial advisory fees	123	123	371	371
Other expense (income), net	65	61	538	(592)

Total costs, expenses and other	228,801	218,435	655,125	600,714

Income before income taxes	13,874	8,977	14,342	8,235

Provision for income taxes	4,564	2,965	4,721	2,692

Net income	$9,310	$6,012	$9,621	$5,543

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income	$9,621	$5,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,696	23,669
Amortization of other intangible assets	9,753	8,896
Amortization of deferred financing costs	1,595	1,590
Provision for doubtful accounts	177	108
Impairment charge	—	775
Loss (gain) on disposition of property, plant and equipment	358	(715)
Utilization of acquired deferred tax asset	1,659	—
Deferred income taxes	(7,290)	(3,094)
Stock-based compensation	914	1,286
Changes in assets and liabilities:
Accounts receivable	(10,950)	(20,369)
Inventories	(4,584)	(11,128)
Other assets	(4,333)	10
Accounts payable	11,490	25,297
Accrued and other liabilities	(6,837)	(52)
Income taxes, net	(2,486)	5,904

Net cash provided by operating activities	19,783	37,720

Cash flows from investing activities:
Capital expenditures	(20,342)	(14,926)
Business acquisitions	—	(268)
Proceeds from disposition of property, plant and equipment and assets held for sale	725	1,243

Net cash used in investing activities	(19,617)	(13,951)

Cash flows from financing activities:
Repayments of term loan	(30,000)	(19,700)
Increase (decrease) in unpresented bank drafts in excess of cash available for offset	735	(623)
Principal payments under capital leases	(182)	(162)

Net cash used in financing activities	(29,447)	(20,485)

Net (decrease) increase in cash and equivalents	(29,281)	3,284

Cash and equivalents, beginning of period	51,889	27,325

Cash and equivalents, end of period	$22,608	$30,609

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$28,450	$28,082

Income taxes	$12,838	$(118)

Non-cash investing and financing activities:
Amounts owed for capital expenditures	$1,261	$791

Acquisition of property, plant and equipment utilizing capital leases	$—	$81

The accompanying notes are an integral part of the Consolidated Financial Statements.

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	GENERAL

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

Results of operations for the three and nine months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year, particularly in view of the seasonality of the packaging business.

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

If we determined stock-based compensation based on the fair-value method, our net income would be as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income, as reported	$9,310	$6,012	$9,621	$5,543
Add: Stock-based compensation included in reported net income, net of related tax effects	277	416	616	866
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(656)	(832)	(2,021)	(2,200)

Pro forma net income	$8,931	$5,596	$8,216	$4,209

Recent Accounting Pronouncements

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets and liabilities of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. The change did not have a material impact on deferred tax expense.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us in October 2007, at the beginning of our 2008 fiscal year. We are currently evaluating the impact the adoption of FIN 48 may have on our financial statements.

2.	INVENTORIES

Inventories consist of the following:

(Dollars in thousands)	July 2, 2006	October 2, 2005
Inventories at FIFO cost
Raw materials	$28,258	$28,999
Work-in-process	36,744	29,737
Finished goods	27,552	25,316

	92,554	84,052
LIFO reserve	(16,005)	(12,087)

Inventories, net	$76,549	$71,965

During the first nine months of fiscal 2006, the LIFO reserve increased $3.9 million primarily as a result of changes in the cost of plastic resin.

3.	GOODWILL AND OTHER INTANGIBLES

The following table sets forth the change in goodwill by reportable segment during the first nine months of fiscal 2006:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
Goodwill, October 2, 2005	$112,556	$106,662	$219,218
Correction related to the NAMPAC Acquisition	—	667	667
Utilization of acquired deferred tax asset, net of contingency	—	(731)	(731)

Goodwill, July 2, 2006	$112,556	$106,598	$219,154

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

In the third quarter of fiscal 2006, we reduced goodwill for approximately $1.7 million related to the utilization of a deferred tax asset associated with a net operating loss carryforward acquired in the NAMPAC Acquisition. However, a portion of the net operating loss carryforward is currently under review by the Internal Revenue Service. As such, we have established a contingent liability for approximately $1.0 million based on our estimate of net operating loss carry forwards that are probable of disallowance by the Internal Revenue Service.

The following table sets forth identifiable intangible assets by major asset class:

	July 2, 2006			October 2, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer relationships (1)	$158,060	$(30,327)	127,733	$158,060	$(21,924)	$136,136
Tradenames (2)	22,833	(4,366)	18,467	22,833	(3,150)	19,683
Non-compete agreements (3)	401	(216)	185	401	(82)	319

Total amortized intangible assets	181,294	(34,909)	146,385	181,294	(25,156)	156,138

Unamortized intangible assets
Technology	613	—	613	613	—	613

Total identifiable intangible assets	$181,907	$(34,909)	$146,998	$181,907	$(25,156)	$156,751

(1)	Useful lives range between 14 and 18 years.
(2)	Useful lives range between 10 and 15 years.
(3)	Useful lives range between 3 and 4 years.

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

$156,138

In the first nine months of fiscal 2006, we recorded $9.8 million of the $13.0 million of amortization expense expected for fiscal year 2006. In the first nine months of fiscal 2005, we recorded amortization expense of $8.9 million.

4.	LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in thousands)	July 2, 2006	October 2, 2005
10% Senior subordinated notes, due 2010	$200,000	$200,000
Senior credit facility: term loan	165,300	195,300

Total long-term debt	365,300	395,300
Less: current portion	—	(30,000)

Long-term debt, net of current portion	$365,300	$365,300

The current portion of long-term debt at October 2, 2005 represented a voluntary prepayment on the Term Loan made in the first quarter of fiscal 2006. Prepayments on the Term Loan reduce future scheduled payments. As further discussed in Note 9, we refinanced the senior credit facility as of July 17, 2006 to facilitate the acquisition of assets and assumption of certain liabilities from Industrial Containers Ltd. As a result of this refinancing, scheduled payments on the new credit facility for the next twelve months consist of quarterly payments in the amount of $0.6 million beginning September 30, 2006.

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

The Indenture contains covenants that, among other things, limit our ability (and some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At July 2, 2006, we were in compliance with all applicable covenants contained in the Indenture.

Under the terms of the Indenture and in connection with its guarantee of our Credit Facility, NAMPAC and its subsidiaries have fully and unconditionally guaranteed the Senior Notes. The Indenture requires any current or future subsidiary of the Company that guarantees certain indebtedness of the Company to guarantee the Senior Notes (see Note 10).

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of the Senior Notes. We are amortizing these deferred costs to interest expense over the term of the notes. At July 2, 2006 and October 2, 2005, approximately $4.4 million and $5.2 million, respectively, of these deferred costs were unamortized.

Credit Facility

As of July 2, 2006, the credit facility consisted of (a) a $225.0 million term loan facility (the “Term Loan”) maturing June 30, 2011 (or April 15, 2010 under certain conditions) and (b) a $30.0 million revolving credit facility (the “Revolver”) maturing June 30, 2009 (the Term Loan and Revolver, collectively, the “Credit Facility”).

We made a voluntary prepayment on the Term Loan of $30.0 million in November 2005. As a result of prepayments, our next scheduled quarterly repayment becomes due in December 2009. Repayments permanently reduce the Term Loan.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans, and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins were initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans, and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The effective borrowing rate on Term Loan borrowings outstanding at July 2, 2006 was approximately 7.3%.

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

At July 2, 2006, we had $8.0 million in standby letter of credit commitments that reduced our available borrowings under the Revolver to $22.0 million. At July 2, 2006, we did not have any outstanding Revolver borrowings.

We incurred and have deferred approximately $6.7 million in financing costs related to the underwriting of the Credit Facility. The costs are being amortized to interest expense over the term of the loan primarily in proportion to the outstanding principal. At July 2, 2006 and October 2, 2005, approximately $4.6 million and $5.4 million, respectively, of these deferred costs were unamortized.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

The following table summarizes our employee benefit obligation liabilities:

(Dollars in thousands)	July 2, 2006	October 2, 2005
Defined benefit pension liability	$3,188	$3,475
Retiree medical and other postretirement benefits	4,978	5,024
Deferred compensation	6,428	6,200

	$14,594	$14,699

The following table summarizes the components of net periodic benefit cost. The defined benefit pension plan was frozen effective October 31, 2004.

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Components of net periodic benefit cost
Service cost	$—	$—	$—	$71	$2	$1	$5	$3
Interest cost	150	163	449	464	88	108	266	298
Expected return on plan assets	(151)	(133)	(452)	(427)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	14	15	40	43

Net periodic benefit cost	$(1)	$30	$(3)	$108	$104	$124	$311	$344

6.	RESTRUCTURING LIABILITY

The following table sets forth changes in our restructuring liability from October 2, 2005 to July 2, 2006. The nature of the liability has not changed from that previously reported in the Annual Report. However, the “2005 Plastics Manufacturing Restructuring Plan” was revised during the quarter to include severance for five additional salaried employees. We recorded an additional charge of $0.3 million related to this change. The restructuring liability is included in other current liabilities and relates to the Plastic Packaging segment.

(Dollars in millions)	Balance October 2, 2005	Additions / (Adjustments)	Expenditures	Balance July 2, 2006
Restructuring liability
Severance costs	$0.4	$0.3	$(0.5)	$0.2
Facility closure costs	1.5	0.2	(1.0)	0.7

Total	$1.9	$0.5	$(1.5)	$0.9

7.	CONTINGENCIES

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

We have incurred approximately $1.1 million of the estimated $1.7 million in capital expenditures we expect to incur to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million for environmental investigation and remediation obligations as of July 2, 2006 and October 2, 2005; however, future expenditures may exceed the amounts accrued.

Other

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. At July 2, 2006 and October 2, 2005, we had accrued liabilities of approximately $0.4 million and $0.5 million, respectively, related to litigation matters.

In the third quarter of fiscal 2006, one of our customers notified us that it had initiated a voluntary product recall of certain of its products due to potential leaks in certain of the containers that we likely provided. At July 2, 2006, we had an accrued liability of approximately $0.7 million related to this matter.

Letters of Credit

At July 2, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $8.0 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

The following sets forth certain financial information attributable to our business segments for three and nine months ended July 2, 2006 and July 3, 2005.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales
Metal packaging	$153,687	$146,815	$405,984	$386,903
Plastics packaging	88,988	80,597	263,483	222,046

Consolidated net sales	$242,675	$227,412	$669,467	$608,949

Income before income taxes
Metal packaging	$26,106	$24,911	$58,567	$60,545
Plastics packaging	9,273	8,685	19,511	15,822

Segment earnings before interest, taxes, depreciation and amortization	35,379	33,596	78,078	76,367
Less:
Corporate undistributed expenses	2,549	3,088	7,264	7,410
Depreciation and amortization (see below)	10,112	9,372	30,449	32,565
Restructuring and impairment charges	338	3,943	533	4,821
Interest expense, net	8,441	8,155	24,952	23,928
Other expense (income), net	65	61	538	(592)

Consolidated income before income taxes	$13,874	$8,977	$14,342	$8,235

Depreciation and amortization
Metal packaging	$5,149	$5,083	$15,809	$16,116
Plastics packaging	4,508	3,818	13,209	14,957

Segment depreciation and amortization	9,657	8,901	29,018	31,073
Corporate	455	471	1,431	1,492

Consolidated depreciation and amortization	$10,112	$9,372	$30,449	$32,565

The following table sets forth total assets attributable to our business segments and a reconciliation of segment assets to consolidated total assets as of July 2, 2006 and October 2, 2005.

(Dollars in thousands)	July 2, 2006	October 2, 2005
Total assets
Metal packaging	$306,569	$303,364
Plastics packaging	280,948	285,434

Segment assets	587,517	588,798
Corporate	164,600	183,196

Consolidated total assets	$752,117	$771,994

9.	SUBSEQUENT EVENTS

On July 17, 2006, we acquired substantially all of the assets and certain liabilities associated with the plastic and steel general line pail business of Industrial Containers Ltd. (“ICL”) for approximately $66.1 million, excluding approximately $1.5 million of transaction costs. In association with the transaction, we refinanced our existing credit facility. The new credit facility provides for a $190.0 million term loan, CDN$56.4 million term loan ($50.0 million U.S. dollar equivalent at closing), $50.0 million revolving credit facility and a $5.0 million revolving credit facility available in U.S. dollars or equivalent Canadian dollars. With certain exceptions, the revolving credit facilities expire on July 17, 2012 and the term loans expire on July 17, 2013. The term loans and revolving credit facilities will expire on April 15, 2010 if we have not refinanced our outstanding $200.0 million of senior subordinated notes. The covenants contained in the credit agreement related to the new credit facility are substantially similar to those in the previous credit agreement. We incurred approximately $3.5 million in costs associated with the new debt.

On July 17, 2006, we paid a $10.0 million dividend to BCO Holding to facilitate a repurchase of BCO Holding common stock from Jean-Pierre M. Ergas, our Chairman and Chief Executive Officer. The shares repurchased represented both shares held by Mr. Ergas prior to the repurchase as well as stock options contemporaneously exercised.

10.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes and Term Loan are guaranteed on a full, unconditional joint and several basis by our wholly owned subsidiaries. The following condensed, consolidating financial information presents the consolidating financial statements of BWAY and its subsidiaries, all of which have guaranteed the Senior Notes and Term Loan, as of and for the three and nine months ended July 2, 2006. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors.

BWAY is the sole borrower under the Credit Facility and each of its subsidiaries is a guarantor. In addition, each of the subsidiaries has guaranteed the Senior Notes.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$22,019	$589	$—	$22,608
Accounts receivable, net	68,883	46,012	—	114,895
Inventories, net	53,398	23,151	—	76,549
Deferred tax assets	8,227	3,164	—	11,391
Other	4,011	1,545	—	5,556

Total current assets	156,538	74,461	—	230,999

Property, plant and equipment, net	86,147	55,779	—	141,926

Other assets
Goodwill	120,259	98,895	—	219,154
Other intangible assets, net	53,122	93,876	—	146,998
Deferred financing costs, net	8,994	—	—	8,994
Other	3,124	922	—	4,046
Investment in subsidiaries	223,370	—	(223,370)	—

Total other assets	408,869	193,693	(223,370)	379,192

Total Assets	$651,554	$323,933	$(223,370)	$752,117

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$55,530	$54,292	$—	$109,822
Accrued salaries and wages	6,571	5,134	—	11,705
Accrued interest	5,710	—	—	5,710
Accrued rebates	7,982	1,123	—	9,105
Income taxes payable	(2,800)	8,307	—	5,507
Other	18,916	1,370	—	20,286

Total current liabilities	91,909	70,226	—	162,135

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	23,753	47,293	—	71,046
Intercompany	20,602	(20,602)	—	–
Other	16,933	3,646	—	20,579

Total other long-term liabilities	61,288	30,337	—	91,625

Commitments and contingencies (Note 7)	—	—	—	—

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	29,322	9,609	(9,609)	29,322
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	133,057	223,370	(223,370)	133,057

Total Liabilities and Stockholder’s Equity	$651,554	$323,933	$(223,370)	$752,117

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50,161	$1,728	—	$51,889
Accounts receivable, net	61,900	42,222	—	104,122
Inventories, net	41,776	30,189	—	71,965
Deferred tax assets	8,226	948	—	9,174
Other	2,925	825	—	3,750

Total current assets	164,988	75,912	—	240,900

Property, plant and equipment, net	90,594	51,882	—	142,476
Other assets
Goodwill	120,259	98,959	—	219,218
Other intangible assets, net	58,042	98,709	—	156,751
Deferred financing costs, net	10,589	—	—	10,589
Other	1,138	922	—	2,060
Investment in subsidiaries	219,231	—	(219,231)	—

Total other assets	409,259	198,590	(219,231)	388,618

Total Assets	$664,841	$326,384	$(219,231)	$771,994

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$48,311	$49,657	—	$97,968
Accrued salaries and wages	12,233	1,553	—	13,786
Accrued interest	10,803	—	—	10,803
Accrued rebates	9,458	646	—	10,104
Income taxes payable	4,117	3,876	—	7,993
Current portion of long-term debt	30,000	—	—	30,000
Other	15,292	1,245	—	16,537

Total current liabilities	130,214	56,977	—	187,191

Long-term debt	365,300	—	—	365,300

Other long-term liabilities
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	1,324	(1,324)	—	—
Other	16,179	3,769	—	19,948

Total other long-term liabilities	45,891	50,176	—	96,067

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	19,701	5,470	(5,470)	19,701
Accumulated other comprehensive loss	(347)	(347)	347	(347)

Total stockholder’s equity	123,436	219,231	(219,231)	123,436

Total Liabilities and Stockholder’s Equity	$664,841	$326,384	$(219,231)	$771,994

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,687	$88,988	$—	$242,675

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	126,298	78,769	(178)	204,889
Depreciation and amortization	5,431	4,681	—	10,112
Selling and administrative	3,894	939	—	4,833
Restructuring charge	338	—	—	338
Interest, net	8,446	(5)	—	8,441
Financial advisory fees	123	—	—	123
Other expense (income), net	65	(178)	178	65

Total costs, expenses and other	144,595	84,206	—	228,801

Income before income taxes and equity in earnings of subsidiaries	9,092	4,782	—	13,874
Provision for income taxes	3,025	1,539	—	4,564
Equity in earnings of subsidiaries	3,243	—	(3,243)	—

Net income	$9,310	$3,243	$(3,243)	$9,310

BWAY Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Operations Three Months Ended July 3, 2005
(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$147,442	$79,970	$—	$227,412

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	121,567	70,154	(178)	191,543
Depreciation and amortization	5,530	3,842	—	9,372
Selling and administrative	4,475	763	—	5,238
Restructuring and impairment charges	3,943	—	—	3,943
Interest, net	8,183	(28)	—	8,155
Financial advisory fees	123	—	—	123
Other (income) expense, net	(134)	17	178	61

Total costs, expenses and other	143,687	74,748	—	218,435

Income before income taxes and equity in earnings of subsidiaries	3,755	5,222	—	8,977
Provision for income taxes	1,313	1,652	—	2,965
Equity in earnings of subsidiaries	3,570	—	(3,570)	—

Net income	$6,012	$3,570	$(3,570)	$6,012

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$405,982	$263,485	$—	$669,467

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	343,219	241,205	(533)	583,891
Depreciation and amortization	16,721	13,728	—	30,449
Selling and administrative	11,639	2,752	—	14,391
Restructuring charge	533	—	—	533
Interest, net	24,964	(12)	—	24,952
Financial advisory fees	371	—	—	371
Other expense (income), net	294	(289)	533	538

Total costs, expenses and other	397,741	257,384	—	655,125

Income before income taxes and equity in earnings of subsidiaries	8,241	6,101	—	14,342
Provision for income taxes	2,759	1,962	—	4,721
Equity in earnings of subsidiaries	4,139	—	(4,139)	—

Net income	$9,621	$4,139	$(4,139)	$9,621

BWAY Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Operations Nine Months Ended July 3, 2005
(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$396,802	$212,147	$—	$608,949

Costs, expenses and other
Cost of products sold (excluding depreciation and amortization)	332,567	192,315	(533)	524,349
Depreciation and amortization	21,542	11,023	—	32,565
Selling and administrative	12,357	2,915	—	15,272
Restructuring and impairment charges	4,821	—	—	4,821
Interest, net	23,958	(30)	—	23,928
Financial advisory fees	371	—	—	371
Other income, net	(566)	(559)	533	(592)

Total costs, expenses and other	395,050	205,664	—	600,714

Income before income taxes and equity in earnings of subsidiaries	1,752	6,483	—	8,235
Provision for income taxes	572	2,120	—	2,692
Equity in earnings of subsidiaries	4,363	—	(4,363)	—

Net income	$5,543	$4,363	$(4,363)	$5,543

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$8,633	$11,150	$—	$19,783

Cash flows from investing activities
Capital expenditures	(7,318)	(13,024)	—	(20,342)
Other	725	—	—	725

Net cash used in investing activities	(6,593)	(13,024)	—	(19,617)

Cash flows from financing activities
Repayments of term loan	(30,000)	—	—	(30,000)
Other	(182)	735	—	553

Net cash used in financing activities	(30,182)	735	—	(29,447)

Net decrease in cash and cash equivalents	(28,142)	(1,139)	—	(29,281)
Cash and cash equivalents, beginning of period	50,161	1,728	—	51,889

Cash and cash equivalents, end of period	$22,019	$589	$—	$22,608

BWAY Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Nine Months Ended July 3, 2005
(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$33,350	$4,370	$—	$37,720

Cash flows from investing activities
Capital expenditures	(7,158)	(7,768)	—	(14,926)
Other	975	—	—	975

Net cash used in investing activities	(6,183)	(7,768)	—	(13,951)

Cash flows from financing activities
Repayments of term loan	(19,700)	—	—	(19,700)
Other	(785)	—	—	(785)

Net cash used in financing activities	(20,485)	—	—	(20,485)

Net increase (decrease) in cash and cash equivalents	6,682	(3,398)	—	3,284
Cash and cash equivalents, beginning of period	22,800	4,525	—	27,325

Cash and cash equivalents, end of period	$29,482	$1,127	$—	$30,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical accounting policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of this report.

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

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the three months ended July 2, 2006 and July 3, 2005.

						As a % of Net Sales
	Three Months Ended		Change			Three Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Net sales	$242,675	$227,412	$15,263	6.7%		100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	204,889	191,543	13,346	7.0%		84.4%	84.2%

Gross margin	37,786	35,869	1,917	5.3%		15.6%	15.8%

Depreciation and amortization	10,112	9,372	740	7.9%		4.2%	4.1%
Selling and administrative expense	4,833	5,238	(405)	(7.7	) %	2.0%	2.3%
Restructuring and impairment charges	338	3,943	(3,605)	(91.4	) %	0.1%	1.7%
Interest expense, net	8,441	8,155	286	3.5%		3.5%	3.6%
Financial advisory fees	123	123	—	—%		0.1%	0.1%
Other expense, net	65	61	4	6.6%		—%	—%

Income before income taxes	13,874	8,977	4,897	54.6%		5.7%	3.9%
Provision for income taxes	4,564	2,965	1,599	53.9%		1.9%	1.3%

Net income	$9,310	$6,012	$3,298	54.9%		3.8%	2.6%

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for the nine months ended July 2, 2006 and July 3, 2005.

						As a % of Net Sales
	Nine Months Ended		Change			Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Net sales	$669,467	$608,949	$60,518	9.9%		100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	583,891	524,349	59,542	11.4%		87.2%	86.1%

Gross margin	85,576	84,600	976	1.2%		12.8%	13.9%

Depreciation and amortization	30,449	32,565	(2,116)	(6.5	) %	4.5%	5.3%
Selling and administrative expense	14,391	15,272	(881)	(5.8	) %	2.1%	2.5%
Restructuring and impairment charges	533	4,821	(4,288)	(88.9	) %	0.1%	0.8%
Interest expense, net	24,952	23,928	1,024	4.3%		3.7%	3.9%
Financial advisory fees	371	371	—	—%		0.1%	0.1%
Other expense (income), net	538	(592)	1,130	(190.9	) %	0.1%	(0.1	) %

Income before income taxes	14,342	8,235	6,107	74.2%		2.1%	1.4%
Provision for income taxes	4,721	2,692	2,029	75.4%		0.7%	0.4%

Net income	$9,621	$5,543	$4,078	73.6%		1.4%	0.9%

Net Sales

Net Sales by Segment

						As a % of the Total
	Three Months Ended		Change			Three Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$153,687	$146,815	$6,872	4.7%		63.3%	64.6%
Plastics packaging	88,988	80,597	8,391	10.4%		36.7%	35.4%

Consolidated net sales	$242,675	$227,412	$15,263	6.7%		100.0%	100.0%

	Nine Months Ended		Change			Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$405,984	$386,903	$19,081	4.9%		60.6%	63.5%
Plastics packaging	263,483	222,046	41,437	18.7%		39.4%	36.5%

Consolidated net sales	$669,467	$608,949	$60,518	9.9%		100.0%	100.0%

The increase in metal packaging segment net sales in the three and nine month periods ended July 2, 2006 over the comparable periods of fiscal 2005 is primarily related to both higher net volume and to higher selling prices.

The increase in plastics packaging segment net sales in the three and nine month periods ended July 2, 2006 over the comparable periods of fiscal 2005 is primarily related to higher selling prices associated with the cost of plastic resin and, to a lesser extent, net increases in volume.

Cost of Products Sold

Cost of Products Sold by Segment (excluding depreciation and amortization)
						As a % of the Total
	Three Months Ended		Change			Three Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$126,045	$120,350	$5,695	4.7%		61.5%	62.8%
Plastics packaging	78,769	71,086	7,683	10.8%		38.5%	37.1%

Segment CPS	204,814	191,436	13,378	7.0%		100.0%	99.9%
Corporate undistributed expenses	75	107	(32)	(29.9)%		—%	0.1%

Consolidated CPS	$204,889	$191,543	$13,346	7.0%		100.0%	100.0%

	Nine Months Ended		Change			Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$342,514	$321,183	$21,331	6.6%		58.7%	61.3%
Plastics packaging	241,207	202,927	38,280	18.9%		41.3%	38.7%

Segment CPS	583,721	524,110	59,611	11.4%		100.0%	100.0%
Corporate undistributed expenses	170	239	(69)	(28.9	) %	—%	—%

Consolidated CPS	$583,891	$524,349	$59,542	11.4%		100.0%	100.0%

The increase in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment in each of the three and nine month periods ended July 2, 2006 over the comparable periods of fiscal 2005 is primarily due to the net volume increase in segment net sales, as discussed above, changes in the mix of products sold and higher material costs. Metal packaging segment CPS as a percentage of segment net sales was 82.0% in each of the third quarters of fiscal 2006 and fiscal 2005 and increased to 84.4% in the first nine months of fiscal 2006 from 83.0% in the first nine months of fiscal 2005, for the reasons previously discussed. In addition, segment CPS decreased approximately $1.8 million and $4.7 million in the three and nine month periods ended July 2, 2006, respectively, over the comparable periods of fiscal 2005 related to a decrease in inventory costs as a result of our LIFO method of accounting.

The increase in CPS for the plastics packaging segment in the three month period ended July 2, 2006 over the comparable period of fiscal 2005 is primarily due to higher plastic resin costs partially offset by lower overhead costs as a result of cost reduction efforts. Plastics packaging segment CPS as a percentage of segment net sales remained essentially unchanged at 88.5% in the third quarter of fiscal 2006 from 88.2% in the third quarter of fiscal 2005. The increase in CPS for the plastics packaging segment in the nine month period ended July 2, 2006 over the comparable period of fiscal 2005 is primarily due to higher plastic resin costs and the unfavorable LIFO adjustment discussed below partially offset by lower overhead costs as a result of cost reduction efforts. Plastics packaging segment CPS as a percentage of segment net sales remained essentially unchanged at 91.5% in the first nine months of fiscal 2006 from 91.4% in the first nine months of fiscal 2005. Segment CPS increased approximately $0.4 million in the third quarter of fiscal 2006 over the comparable period of fiscal 2005 and increased approximately $2.3 million for first nine months of fiscal 2006 over the comparable period of fiscal related to fluctuations in inventory costs as a result of our LIFO method of accounting.

Depreciation and Amortization

Depreciation and Amortization by Segment

						As a % of the Total
	Three Months Ended		Change			Three Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$5,149	$5,083	$66	1.3%		50.9%	54.2%
Plastics packaging	4,508	3,818	690	18.1%		44.6%	40.7%

Segment depreciation and amortization	9,657	8,901	756	8.5%		95.5%	95.0%
Corporate	455	471	(16)	(3.4	) %	4.5%	5.0%

Consolidated depreciation and amortization	$10,112	$9,372	740	7.9%		100.0%	100.0%

	Nine Months Ended		Change			Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$15,809	$16,116	$(307)	(1.9	) %	51.9%	49.5%
Plastics packaging	13,209	14,957	(1,748)	(11.7	) %	43.4%	45.9%

Segment depreciation and amortization	29,018	31,073	(2,055)	(6.6	) %	95.3%	95.4%
Corporate	1,431	1,492	(61)	(4.1	) %	4.7%	4.6%

Consolidated depreciation and amortization	$30,449	$32,565	(2,116)	(6.5	) %	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense (“D&A”) for the first nine months of fiscal 2006 over the comparable period of fiscal 2005 relates partially due to lower amortization of intangible assets and to the timing of fixed asset capitalizations. The increase in metal packaging segment D&A in the third quarter of fiscal 2006 over the comparable period of fiscal 2005 relates the lower amortization offset by higher depreciation associated with timing of fixed asset capitalizations. We recorded additional depreciation of approximately $3.9 million in the first and second quarters of fiscal 2005 associated with the shortened useful lives on certain assets (primarily equipment), which were subsequently disposed of in connection with the closure of certain of our plastics manufacturing facilities. Net of this additional depreciation, plastics packaging segment D&A increased in the third quarter and first nine months of fiscal 2006 over the comparable periods of fiscal 2005 due to higher depreciation associated with capital expenditures and to higher amortization of intangibles.

Selling and Administrative Expenses

Selling and Administrative Expense by Segment

						As a % of the Total
	Three Months Ended		Change			Three Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$1,536	$1,554	$(18)	(1.2	) %	31.8%	29.7%
Plastics packaging	946	826	120	14.5%		19.6%	15.8%

Segment selling and administrative expense	2,482	2,380	102	4.3%		51.4%	45.4%
Corporate undistributed administrative expense	2,351	2,858	(507)	(17.7	) %	48.6%	54.6%

Consolidated selling and administrative expense	$4,833	$5,238	$(405)	(7.7	) %	100.0%	100.0%

	Nine Months Ended		Change			Nine Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	$	%		July 2, 2006	July 3, 2005
Metal packaging	$4,903	$5,175	$(272)	(5.3	) %	34.1%	33.9%
Plastics packaging	2,765	3,297	(532)	(16.1	) %	19.2%	21.6%

Segment selling and administrative expense	7,668	8,472	(804)	(9.5	) %	53.3%	55.5%
Corporate undistributed administrative expense	6,723	6,800	(77)	(1.1	) %	46.7%	44.5%

Consolidated selling and administrative expense	$14,391	$15,272	$(881)	(5.8	) %	100.0%	100.0%

The decrease in metal packaging segment selling and administrative expense (“S&A”) in the nine month period ended July 3, 2006 is primarily related to a lower bonus expense and to lower spending from the comparable period of fiscal 2005. Metal packaging segment S&A in the third quarter of fiscal 2006 is comparable with the third quarter of fiscal 2005.

The decrease in plastics packaging segment S&A in the nine month period ended July 3, 2006 is primarily related to lower wages and spending from the comparable period of fiscal 2005 as part of a cost reduction initiative. Plastics packaging segment S&A increased in the third quarter of fiscal 2006 over the comparable period of fiscal 2005 primarily due to an increase in bonus expense.

The decrease in corporate undistributed S&A in the third quarter of fiscal 2006 over the comparable period of fiscal 2005 is primarily due a decrease in accrued litigation, lower stock based compensation and lower bonus expense. The decrease in corporate undistributed administrative expenses for the first nine months of fiscal 2006 over the comparable period of fiscal 2005 is primarily due to a recovery of approximately $0.6 million in the first quarter of fiscal 2005 of a previously written-off note receivable offset by lower spending and the changes noted above for the third quarter of fiscal 2006.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $0.3 million and $1.0 million in the third quarter and first nine months of fiscal 2006, respectively, from the comparable periods of fiscal 2005 primarily as a result of higher interest rates on the variable rate Credit Facility partially offset by a decrease in average Credit Facility borrowings outstanding.

Provision for Income Taxes. The effective tax rate increased slightly to 32.9% for the first nine months of fiscal 2006 from 32.7% for the comparable period of fiscal 2005.

Other Expense (Income), Net. Other expense (income), net, for the first nine months of fiscal 2006 relates primarily to losses from the disposal of idled equipment in the second quarter. Other expense (income), net, in the first nine months of fiscal 2005 relates primarily to gains on the sale in the first quarter of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first nine months of fiscal 2006 and the first nine months of fiscal 2005 were primarily financed through internally generated cash flows. During the first nine months of fiscal 2006, cash and cash equivalents decreased $29.3 million to $22.6 million primarily due to a $30.0 million repayment on the Term Loan during the period. During the first nine months of fiscal 2005, cash and cash equivalents increased $3.3 million to $30.6 million primarily due to cash from operations partially offset by a $19.7 million repayment on the Term Loan. Long-term debt outstanding at July 2, 2006 and July 3, 2005 was $365.3 million and $395.3 million, respectively. There were no Revolver borrowings outstanding at either date.

At July 2, 2006, we had $22.0 million in revolving credit available after taking into consideration $8.0 million in standby letters of credit, which reduce available borrowings under the $30.0 million Revolver.

Interest accrues on the Term Loan and the Revolver at an applicable margin plus either (a) a base rate (which is the higher of prime or 0.5% in excess of the overnight federal funds rate) or (b) a Eurodollar rate. For the Term Loan, the applicable margins were initially fixed at 1.25% for base rate loans and at 2.25% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. For the Revolver, the applicable margins are initially fixed at 1.75% for base rate loans and 2.75% for Eurodollar rate loans and can range down to 1.00% and 2.00%, respectively, based upon meeting specified consolidated leverage ratio targets. Borrowing at the base rate or the Eurodollar rate is at our discretion. The rate margins are subject to quarterly change based on our ratio of Consolidated Indebtedness to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), each as defined in the underlying credit agreement. The weighted-average interest rate on outstanding Term Loan borrowings at July 2, 2006 was approximately 7.3%.

In July 2006, we refinanced our Credit Facility in connection with the acquisition of substantially all of the assets and certain liabilities of Industrial Containers Ltd. for approximately $66.1 million (see Note 9 to the unaudited consolidated financial statements in Item 1).

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the nine months ended July 2, 2006 and July 3, 2005.

	Nine Months Ended		Change
(Dollars in thousands)	July 2, 2006	July 3, 2005
Net cash provided by operating activities	$19,783	$37,720	$(17,937)
Net cash used in investing activities	(19,617)	(13,951)	(5,666)
Net cash used in financing activities	(29,447)	(20,485)	(8,962)

Net decrease in cash and cash equivalents	$(29,281)	$3,284	$(32,565)

Cash and cash equivalents , end of period	$22,608	$30,609

Net income, adjusted for depreciation, amortization of other intangible assets and deferred financing costs, impairment charge, loss/gain on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $42.9 million and $41.0 million in the first nine months of fiscal 2006 and 2005, respectively. The net change in accounts receivable, inventories and accounts payable used operating cash of $4.0 million and $6.2 million in the first nine months of fiscal 2006 and 2005, respectively. An increase in other assets in the first nine months of fiscal 2006 used cash of $4.3 million. Accrued and other liabilities used cash of $6.8 million in the first nine months of fiscal 2006 primarily as a result of interest payments in excess of interest expense. Interest paid in the first nine months of fiscal 2006 and fiscal 2005 was $28.4 million and $28.1 million, respectively. The change in accrued income taxes, net of changes in deferred income taxes, used cash of $8.0 million in the first nine months of fiscal 2006 versus cash provided of $2.8 million in the fist nine months of fiscal 2005 primarily as a result of the difference between the provision for income taxes and tax payments or refunds. Income taxes paid in the first nine months of fiscal 2006 was $12.8 million compared to net income tax refunds of $(0.1) million in the first nine months of fiscal 2005.

Net cash used in investing activities for capital expenditures was $20.3 million and $14.9 million in the first nine months of fiscal 2006 and 2005, respectively. Net cash used in investing activities was partially offset in the first nine months of fiscal 2006 and 2005 by proceeds of $0.7 million and $1.2 million, respectively, from the sale of property, plant and equipment and assets held for sale. We expect total capital expenditures in fiscal 2006 to exceed fiscal 2005 capital expenditures by approximately $3.0 to $6.0 million due to certain manufacturing improvement initiatives and for improvements required to meet certain environmental standards.

Net cash used in financing activities related primarily to repayments on the Term Loan of $30.0 million and $19.7 million in the first nine months of fiscal 2006 and fiscal 2005, respectively.

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

At July 2, 2006, we were in compliance with all applicable covenants contained in the Indenture related to the Senior Notes.

We expect that cash provided from operations and available borrowings under our new credit facility (as discussed above) will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Senior Notes in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At July 2, 2006, we had Term Loan borrowings of $165.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact quarterly pretax earnings by approximately $0.4 million based on the July 2, 2006 debt level. There were no outstanding borrowings at July 2, 2006 under the Revolver.

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

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. As of July 2, 2006, the nature and timing of the obligations has not materially changed since October 2, 2005. However, we refinanced our credit facility on July 17, 2006 in association with the acquisition of substantially all of the assets and certain liabilities of Industrial Containers Ltd. (see Note 9 to the unaudited consolidated financial statements in Item 1). The terms of the new facility will impact the contractual obligations disclosure previously reported in the Annual Report.

At July 2, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $8.0 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

We have incurred approximately $1.1 million of the estimated $1.7 million in capital expenditures we expect to incur to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We have until November 2006 to comply with the new regulations.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million for environmental investigation and remediation obligations as of July 2, 2006 and October 2, 2005; however, future expenditures may exceed the amounts accrued.

Other

In the third quarter of fiscal 2006, one of our customers notified us that it had initiated a voluntary product recall of certain of its products due to potential leaks in certain of the containers that we likely provided. At July 2, 2006, we had an accrued liability of approximately $0.7 million related to this matter.

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

Changes in Internal Control Over Financial Reporting: There have been no changes in our internal controls over financial reporting during the three months ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no events to report under this item for the quarter ended July 2, 2006.

Item 1A. Risk Factors.

There are no material changes to report under this item for the quarter ended July 2, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended July 2, 2006.

Item 3. Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended July 2, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended July 2, 2006.

Item 5. Other Information.

There is no information to report under this item for the quarter ended July 2, 2006.

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

BWAY Corporation
(Registrant)

Date: August 11, 2006	By:	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Kevin C. Kern
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