Form 10-K
period 2006-10-01
BWAY CORP
filed 2006-12-28
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:

October 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 2, 2006 (the registrant’s most recently completed second fiscal quarter), all of the voting and non-voting common equity was held by affiliates. The registrant’s common equity is not publicly traded.

As of December 22, 2006, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BWAY CORPORATION

ii

BWAY CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended October 1, 2006

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains these reports at www.sec.gov. You may also access these reports through links found on our website at www.bwaycorp.com.

Acquisitions and Dispositions

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd. (“ICL Ltd.”), a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The net assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly owned subsidiary of BWAY created to effectuate the acquisition. For a further discussion of the ICL Acquisition, see Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Metal Packaging Segment

Metal containers are produced for three primary markets: beverage, food and general line. We compete primarily in the general line market. General line products include paint cans and components, aerosol cans, oblong cans, steel pails, ammunition boxes and a variety of other specialty cans. We estimate, based on industry data published by the Can Manufacturers Institute (the trade association of the metal and composite can manufacturing industry in the United States), that calendar 2006 industry shipments in the United States will approximate 135 billion units as follows: 75% to the beverage market, 21% to the food market and 4% to the general line market. General line cans generally have higher selling prices than food or beverage cans. Few companies compete in each of the three product markets.

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

Specialty Cans. We are the leading supplier of metal specialty cans in North America. Specialty cans include screw top cans, pour top cans, oblong or “F” style cans and ammunition boxes. Screw top cans typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products. Oblong or “F” style cans are typically used for packaging paint-related products, charcoal lighter fluid and waterproofing products. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

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

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In 2006, sales to our 10 largest metal packaging segment customers accounted for approximately 43% of the segment’s net sales. Of the 2006 segment net sales, approximately 13% were to The Sherwin-Williams Company.

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

Raw Materials

Our principal raw materials consist of tinplate, blackplate and cold rolled steel, energy, various coatings, inks and compounds. Steel products represent the largest component of raw material costs. With the exception of pails and ammunition boxes, which are manufactured from either blackplate or cold rolled steel, all of our products are manufactured from tinplate steel. We purchase all required raw materials from outside sources.

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

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and the current number of suppliers.

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

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene (“HDPE”) that are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries.

Tight-head Containers. Tight-head containers are blow-molded made of HDPE that are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries.

F-Style Plastic Bottles. F-Style plastic bottles are one-piece, blow-molded HDPE containers that are most commonly used for storing and shipping herbicides and pesticides for the crop protection industries.

Plastic Drums. Plastic drums are large transportable containers made from HDPE available in either an open-head or tight-head format. Plastic drums are most frequently used for shipping concentrated beverage syrup and chemicals.

Plastic Paint Bottles. We are the primary supplier to a leading paint manufacturer of an innovative plastic paint container made from HDPE. The paint bottle is proprietary to the customer, and we cannot provide it to other paint manufacturers.

Customers

Our plastics packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are also customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements. In 2006, sales to our 10 largest plastics packaging segment customers accounted for approximately 40% of the segment’s net sales. Of the 2006 segment net sales, approximately 18% were to The Sherwin-Williams Company.

We maintain a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

Raw Materials

The main raw material utilized in the plastics packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. Furthermore, the product is relatively easy to process and form. HDPE resin constitutes approximately half of our plastics packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations. Resin prices have increased approximately 27% during the last year.

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

Employees

As of October 1, 2006, we employed approximately 2,400 hourly employees and approximately 500 salaried employees. Approximately 23% of our hourly workforce is covered by nine separate collective bargaining agreements.

Two of our collective bargaining agreements, representing approximately 47% of our unionized employees, will become amendable in fiscal 2007.

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

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows. However, except to the extent otherwise disclosed herein, we believe it is remote that any such material losses could result from environmental remediation matters or environmental investigations relating to our current or former facilities.

We incurred approximately $1.1 million in capital expenditures in 2006 and approximately $0.6 million in the first quarter of 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. In addition, we expect to incur approximately $1.1 million in capital expenditures in 2007 to comply with certain environmental laws at a facility related to the ICL Acquisition.

In the third quarter of 2005, we joined a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce our exposure, which we estimate will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at the end of each of 2006 and 2005; however, future expenditures may exceed the amounts accrued.

Item 1A. Risk Factors

The most significant risk factors affecting our business include the following:

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability.

Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time our customers, including some of our larger customers, have used such alternative methods to package their products.

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

Some of our 2006 sales were made to customers with whom we have contractual relationships. Many of these contracts, which are often with our largest customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers are under no obligation to continue to purchase products from us.

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

In 2006, approximately 34% of our net sales were to our top 10 customers. Sales to our largest customer accounted for approximately 15% of our 2006 net sales.

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

We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all raw materials we require from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. The availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future. We have generally not been able in the past to pass on any price increases to our customers in the prices of the raw materials, other than steel and plastic resin, that we utilize in our business. To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

Labor disruptions with a portion of our workforce which is unionized could decrease our profitability.

At the end of 2006, approximately 23% of our hourly employees worked under various collective bargaining agreements. Two of our nine collective bargaining agreements, representing approximately 47% of our unionized workforce, will become amendable in 2007. While we believe that our relations with our employees are good, we may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business. The agreement with our largest union at the Cincinnati facility becomes amendable in August 2007.

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

We are subject to a broad range of federal, state and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our results of operations, financial condition or cash flows, many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see “Environmental, Health and Safety Matters” in Item 1.

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

In addition, several leading paint manufacturers are defendants in various lawsuits, including class-action tort litigation brought by public entities, concerning exposure of children to lead-based paint applied thirty or more years ago, as well as alleging that lead pigment in paint constitutes a public nuisance requiring abatement. While we do not believe that any of these lawsuits has resulted in an adverse verdict against any of these defendants, this or similar product liability related litigation could have a material adverse effect on the financial condition of certain of our customers in the future, including our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our results of operations could be unfavorably affected. One of our subsidiaries, Armstrong Containers, Inc. (“Armstrong”), has been joined as a defendant in some of the lead-based paint litigation based upon allegations of its corporate predecessor’s conduct that predated our ownership of Armstrong. See Item 3, “Legal Proceedings,” below.

We may not succeed in our strategy of pursuing selective acquisitions.

We intend to continue to evaluate and selectively pursue acquisitions that we believe are strategically important based on their potential to: (i) meet our customers’ needs; (ii) increase cash flow; (iii) diversify our product and customer base in related markets; and (iv) broaden our geographic sales, distribution and manufacturing platform throughout the United States and Canada. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. In addition, to the extent that we make any acquisition in the future, our failure to integrate the acquired business successfully could significantly impair our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to our headquarters and manufacturing facilities as of December 1, 2006. We believe our properties are generally in good condition, well maintained and suitable for their intended use. We have excluded from the table our warehouses and any manufacturing facility that is permanently idled or otherwise not utilized by us in the production of our products.

Location	General Character	Approximate Square Footage	Type of Interest(1)	Segment
Atlanta, Georgia (Headquarters)	Office	16,000	Leased	Corporate
Brampton, Ontario	Manufacturing	41,000	Leased	Metal
Bryan, Texas	Manufacturing	83,000	Leased	Plastics
Cedar City, Utah	Manufacturing	89,000	Owned	Plastics
Chicago, Illinois (Kilbourn)	Manufacturing	141,000	Owned	Metal
Cidra, Puerto Rico	Manufacturing	83,000	Leased	Plastics
Cincinnati, Ohio	Manufacturing	467,000	Leased	Metal
Cleveland, Ohio	Manufacturing	248,000	Leased	Plastics
Dayton, New Jersey	Manufacturing	119,000	Leased	Plastics
Fontana, California	Manufacturing	72,000	Leased	Metal
Franklin Park, Illinois	Manufacturing	115,000	Leased	Metal
Garland, Texas	Manufacturing	108,000	Leased	Metal
Homerville, Georgia	Manufacturing	395,000	Owned	Metal
Indianapolis, Indiana	Manufacturing	169,000	Leased	Plastics
Lithonia, Georgia	Manufacturing	75,000	Leased	Plastics
Memphis, Tennessee	Manufacturing	120,000	Leased	Metal
St. Albert, Alberta	Manufacturing	62,000	Leased	Plastics
Sturtevant, Wisconsin	Manufacturing	85,000	Leased	Metal
Toccoa, Georgia	Manufacturing	121,000	Leased	Plastics
Toronto, Ontario	Manufacturing	73,000	Leased	Plastics
Trenton, New Jersey	Manufacturing	105,000	Leased	Metal
Valparaiso, Indiana	Manufacturing	106,000	Leased	Plastics
York, Pennsylvania	Manufacturing	97,000	Owned	Metal

(1)	Our owned manufacturing facilities are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under our credit facility.

We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. Other than as described below, we are not currently involved in any litigation or other proceedings that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under Item 1. “Business - Environmental, Health and Safety Matters.”

Lead Pigment Litigation

Angel Evans, a Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Atlantic Richfield Company, BWAY Corp, Conagra Foods, Inc., E.I. Dupont De Nemours and Company, Millenium Holding, NL Industries, Inc., The Sherwin-Williams Company, Bobby Armon, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 05-CV-9281 (“Evans”).

Jomara Hardison, Minor by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., BWAY Corp, E.I. Dupont De Nemours and Company, Conagra Foods, Inc., Millenium Holding, Sylvia Kirkendoll, Joel Kirkendoll, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-00606 (“Hardison”).

Ruben Baez Godoy, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co, BWAY Corporation, Cytec Industries, Inc., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., The Sherwin Williams Company, Walter Stankowski, Wayne Stankowski, and Wisconsin Electric Power Company; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-277 (“Godoy”).

In 2006, we were named as one of several defendants in the above-referenced personal injury cases in the state of Wisconsin. Plaintiffs initially filed the Evans lawsuit in October 2005, and the Hardison and Godoy lawsuits in January 2006. More recently, the plaintiffs in these actions agreed to the dismissal of BWAY Corporation as a defendant and the substitution of our subsidiary, Armstrong Containers, Inc. (“Armstrong”) as a defendant.

These cases arise out of the sale of lead pigment for use in lead-based paint. The claims have been asserted against Armstrong based on allegations that Armstrong assumed certain liabilities of MacGregor Lead Company (“MacGregor”), an entity that was involved in the manufacture and sale of lead pigment until 1971, when MacGregor sold its lead paint business to a third party. These cases seek to recover unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead based paint. Armstrong has answered the complaints, denying the allegations contained therein. The cases currently are in the discovery phase. We have been advised by plaintiffs’ counsel that other cases are likely to be filed which will name Armstrong as a defendant.

Separately, on December 18, 2006, Armstrong received a copy of a complaint in the case of City of Columbus, Ohio vs. Sherwin-Williams Company, Millennium Holdings, LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont De Nemours and Company, Atlantic Ritchfield Company, Cytec Industries, Inc., American Cyanamid Company, Armstrong Containers, and John Doe Corporations; In the Court of Common Pleas Franklin County, Ohio, Civil Division; Case No. 06CVH12 16480. In that case, which also arises from the alleged historic activities of MacGregor, the City of Columbus, Ohio, has alleged that lead pigment in paint constitutes a public nuisance under Ohio law and seeks abatement of that nuisance. Other defendants in the case include Sherwin-Williams Company, Millennium Holdings, LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont De Nemours and Company, Atlantic Ritchfield Company, Cytec Industries, Inc., and American Cyanamid Company.

While we believe that we have valid defenses to these cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. At the end of 2006, we had accrued approximately $0.5 million in legal fees and expenses related to these matters. We have notified our general liability insurers, who are participating in the defense of the claims, subject to reservation of rights.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common equity, which is held entirely by BCO Holding.

During the year we declared a $10.0 million cash dividend payable to BCO Holding. The dividend was used by BCO Holding to repurchase 45,482 shares of its common stock and to cash settle the exercise of 386,221 shares under option related to options held by BWAY’s chief executive officer.

With certain exceptions, we are prohibited by our long-term debt arrangements from paying dividends. The dividend paid to BCO Holding discussed above was such an exception.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with our consolidated financial statements and related notes included in Item 8 of this Form 10-K. The selected consolidated financial and other data as of and for each of the fiscal years in the three-year period ended October 1, 2006 have been derived from our audited financial statements and related notes included in Item 8 of this report. The selected consolidated financial and other data as of and for each of the periods in the two-year period ended September 28, 2003 have been derived from our audited financial statements and related notes which are not included in this report. In the discussion that follows, the “Transaction”, “NAMPAC Acquisition” and “ICL Acquisition” are defined in Item 1 of this Form 10-K. Unless otherwise indicated, references to years in this report relate to fiscal years rather than to calendar years.

	Predecessor		Successor
Fiscal periods ended (1) (Dollars in thousands)	2002	Predecessor 2003	Successor 2003	2004	2005	2006
STATEMENT OF OPERATIONS DATA
Net sales	$527,601	$186,726	$364,384	$611,588	$829,109	$918,513

Cost of products sold (excluding depreciation and amortization) (2)	456,788	166,383	311,447	529,064	714,039	796,401
Gross profit (excluding depreciation and amortization)	70,813	20,343	52,937	82,524	115,070	122,112
Depreciation and amortization (3)(4)	19,582	6,091	16,835	31,724	43,215	41,615
Selling and administrative expense (5)	14,179	14,875	8,675	14,040	22,120	29,777
Merger related transaction costs (6)	1,478	2,488	—	—	—	—
Restructuring and impairment charges (adjustment) (7)(8)(9)(10)(11)(12)	1,250	(460)	260	352	5,265	1,511
Other (income) expense, net (13)(14)	(597)	17	905	178	(175)	1,813
Income (loss) from operations	34,921	(2,668)	26,262	36,230	44,645	47,396
Interest expense, net (15)(16)(17)	13,109	11,190	16,935	26,889	32,165	34,660
Income (loss) before income taxes and cumulative effect of change in accounting principle	21,812	(13,858)	9,327	9,341	12,480	12,736
Provision for (benefit from) income taxes	9,556	(4,791)	3,462	3,634	4,351	6,941
Income (loss) before cumulative effect of change in accounting principle	12,256	(9,067)	5,865	5,707	8,129	5,795
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(398)

Net income (loss)	12,256	(9,067)	5,865	5,707	8,129	5,397

OTHER FINANCIAL DATA
EBITDA (18)	54,503	3,423	43,097	67,594	87,860	89,011
EBITDA margin % (19)	10.3%	1.8%	11.8%	11.1%	10.6%	9.7%
Capital expenditures	10,586	4,607	8,879	19,066	20,282	25,041
Cash interest paid, net	11,720	5,374	18,611	22,595	29,866	33,200

STATEMENT OF CASH FLOWS DATA
Net cash provided by (used in) operating activities	46,063	(2,135)	30,415	45,098	64,324	60,933
Net cash used in investing activities (20)(21)(22)	(9,528)	(4,582)	(52,006)	(220,857)	(19,247)	(92,131)
Net cash (used in) provided by financing activities (23)(24) (25)	(17,330)	(12,663)	21,729	202,836	(20,513)	30,288
Ratio of earnings to fixed charges (26)	2.46x	—	1.51x	1.32x	1.35x	1.33x

	Predecessor	Successor
	2002	2003	2004	2005	2006
BALANCE SHEET DATA
Working capital	20,467	17,451	52,382	53,709	70,988
Total assets (27)	306,686	443,325	741,404	771,994	833,745
Total debt (28)(29)	100,291	217,465	415,810	395,975	440,444
Stockholder’s equity	72,648	79,487	115,005	123,436	127,483

Notes to Selected Financial Data Table:

(1)	Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2002, 2003, 2004, 2005 and 2006 ended September 29, 2002, September 28, 2003, October 3, 2004, October 2, 2005 and October 1, 2006, respectively. Fiscal 2003 consists of Predecessor 2003 (for the period from September 30, 2002 to February 6, 2003) and Successor 2003 (for the period from February 7, 2003 to September 28, 2003). The fiscal years 2002, 2003, 2005 and 2006 consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks. Our financial statements for the periods presented include the results of operations from and including August 25, 2003 related to the assets we acquired and liabilities assumed from SST Industries, from and including July 7, 2004 related to the NAMPAC Acquisition and from and including July 17, 2006 related to the ICL Acquisition. Some of our subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30 and have been consolidated as of September 30, 2004, September 30, 2005 and September 30, 2006. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

Notes to Selected Financial Data Table:

(2)	The following table summarizes stock-based compensation expense recorded by line item for the periods indicated. There was no stock-based compensation expense in 2002.

	Predecessor	Successor
Fiscal periods ended (a) (Dollars in thousands)	Predecessor 2003	Successor 2003	2004	2005	2006
STOCK-BASED COMPENSATION
Cost of products sold (excluding depreciation and amortization)	$2,900	$214	$206	$344	$274
Selling and administrative expense (b)	9,692	940	904	1,508	9,881

TOTAL STOCK-BASED COMPENSATION (c)(d)(e)	$12,592	$1,154	$1,110	$1,852	$10,155

(a)	See Note 1 above.
(b)	Stock-based compensation expense in 2006 includes approximately $8.8 million related to the cash settlement of certain Exchange Options exercised by one of our officers.
(c)	Stock-based compensation expense in Predecessor 2003 relates to Predecessor stock option payouts associated with the Transaction.
(d)	Stock-based compensation expense in Successor 2003, 2004 and 2005 relates to stock options issued subsequent to the Transaction.
(e)	Stock-based compensation expense for 2006 relates partially to stock options issued subsequent to the Transaction and to the cash settlement of certain Exchange Options as discussed in (b) above.
(3)	Depreciation for 2002 includes an additional depreciation expense of $0.7 million related to shortened useful lives of certain computer systems.
(4)	Depreciation for Successor 2003, 2004 and 2005 includes $1.8 million, $5.8 million and $3.9 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.
(5)	See Note 2 above.
(6)	Amounts relate to certain professional fees and other transaction costs relating to the Transaction.
(7)	Fiscal 2002 includes an additional $1.2 million restructuring charge related to the closing of one of our manufacturing facilities 2001.
(8)	Predecessor 2003 includes a $0.5 million adjustment related to revised expectations of future lease payments for closed facilities.
(9)	Successor 2003 includes a charge of $0.3 million primarily related to severance and benefits resulting from the closing of our Picayune, Mississippi manufacturing facility.
(10)	Fiscal 2004 includes a charge of $0.3 million related to severance and benefits, equipment disposition and other related costs associated with the closing of our Picayune, Mississippi manufacturing facility.
(11)	Fiscal 2005 includes a $5.3 million charge for restructuring ($4.3 million) and asset impairment ($1.0 million). The restructuring charge consisted of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and a $(0.1) million adjustment to a previously recognized facility closure exit liability. The $1.0 million impairment charge was taken to write down certain assets associated with the closed plastics manufacturing facilities to their estimated fair value.
(12)	Fiscal 2006 primarily relates to on-going severance and facility holding costs associated with the plastics manufacturing facility shutdowns discussed in Note 11 above. The facility holding costs include an additional expense of approximately $0.8 million related to changes in our sublease assumptions on the remaining facility.
(13)	Includes financial advisory fees paid to Kelso of $0.3 million in Successor 2003 and $0.5 million in each of 2004, 2005 and 2006.
(14)	Fiscal 2006 includes approximately $0.8 million in third party expenses incurred in connection with the refinancing of the term loan component of our credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance.
(15)	The period from September 30, 2002 to February 6, 2003 includes $6.8 million of interest expense related to the Transaction. The $6.8 million consists of $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing costs, each associated with the redemption of our $100.0 million 10 1/4% Senior Subordinated Notes due 2007.
(16)	The period from February 7, 2003 to September 28, 2003 includes $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired undrawn at the closing of the Transaction.
(17)	Fiscal 2004 includes approximately $1.3 million of unamortized deferred financing costs written-off as a result of refinancing the credit facility in connection with the NAMPAC Acquisition.
(18)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is reconciled to income (loss) before cumulative effect of change in accounting principle and to net cash provided by (used in) operating activities in the tables below. EBITDA is not a GAAP measurement. However, we present EBITDA because it is one of the measures upon which management assesses our financial performance and is a primary metric used in certain management incentive programs. Management also believes that EBITDA is a commonly used measurement of performance used by companies in our industry and is frequently used by securities analysts, investors and other interested parties to measure our ability to service debt and as a measurement of financial performance. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Our definition of EBITDA is not calculated in the same way EBITDA is calculated under either the indenture governing the Senior Notes or the Credit Facility. Also, such non-GAAP information presented by other companies may not be comparable to our presentation, since each company may define non-GAAP measures differently.

Stock-based compensation expense (see Note 2 above), restructuring and impairment charges (adjustments), other (income) expense, net and merger-related transaction costs, collectively representing $2.1 million, $14.6 million, $2.3 million, $1.6 million, $6.9 million and $14.0 million, in 2002, Predecessor 2003, Successor 2003, 2004, 2005 and 2006, respectively, have not been added back to income (loss) before cumulative effect of change in accounting principle for purposes of calculating EBITDA. In addition, included in cost of products sold (excluding depreciation and amortization), for Predecessor 2003, Successor 2003, 2004 and 2006 are costs of $0.5 million of other expense associated with the Transaction, $2.3 million of amortization of manufacturer’s profit recorded in inventory primarily as a result of the Transaction, $0.4 million in amortization of manufacturer’s profit recorded in inventory as a result of the NAMPAC Acquisition and $0.5 million in amortization of manufacturer’s profit recorded in inventory as a result of the ICL Acquisition respectively, that have not been added back to income (loss) before cumulative effect of change in accounting principle for purposes of calculating EBITDA.

	Predecessor		Successor
For the periods indicated (a) (Dollars in thousands)	2002	Predecessor 2003	Successor 2003	2004	2005	2006
RECONCILIATION OF EBITDA TO INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE
Income (loss) before cumulative effect of change in accounting principle	$12,256	$(9,067)	$5,865	$5,707	$8,129	$5,795
Depreciation and amortization (b)	19,582	6,091	16,835	31,724	43,215	41,615
Interest expense, net (c)	13,109	11,190	16,935	26,889	32,165	34,660
Provision for (benefit from) income taxes	9,556	(4,791)	3,462	3,634	4,351	6,941

EBITDA	$54,503	$3,423	$43,097	$67,954	$87,860	$89,011

Notes to Selected Financial Data Table:

	Predecessor		Successor
For the periods indicated (a) (Dollars in thousands)	2002	Predecessor 2003	Successor 2003	2004	2005	2006
RECONCILIATION OF EBITDA TO CASH FLOW FROM OPERATIONS
Net cash provided by (used in) operating activities	$46,063	$(2,135)	$30,415	$45,098	$64,324	$60,933
Interest expense, net	13,109	11,190	16,935	26,889	32,165	34,660
Provision for (benefit from) income taxes	9,556	(4,791)	3,462	3,634	4,351	6,941
Stock-based compensation expense	—	—	(1,154)	(1,110)	(1,852)	(10,155)
Amortization of deferred financing costs	(977)	(359)	(1,168)	(1,970)	(2,120)	(2,156)
Change in operating assets, liabilities and other	(13,248)	(482)	(5,393)	(4,587)	(9,008)	(1,212)

EBITDA	$54,503	$3,423	$43,097	$67,954	$87,860	$89,011

(a)	See Note (1) above.
(b)	See Notes (3) and (4) above.
(c)	See Notes (15) and (16) above.
(19)	EBITDA margin is defined as the ratio of EBITDA to net sales.
(20)	Investing activities in Successor 2003 include the use of $19.9 million in transaction costs related to the Transaction and $23.2 million related to the SST Acquisition.
(21)	Investing activities in 2004 include the use of $202.5 million, which is net of $11.3 million in cash acquired, related to the NAMPAC Acquisition.
(22)	Investing activities in 2006 include the use of $68.4 million related to the ICL Acquisition.
(23)	Financing activities in Predecessor 2003 include $0.4 million used in financing costs incurred related to the Transaction. Financing activities Successor 2003 include $5.6 million in net cash provided from the Transaction and $10.5 million used in financing costs incurred related to the financing of the Transaction.
(24)	Financing activities in 2004 include the proceeds of a $225.0 million term loan used, in part, to finance the NAMPAC Acquisition, $30.0 million of additional capital contributed by BCO Holding and $6.8 million in financing costs incurred related to the term loan and the refinancing of our credit facility.
(25)	Financing activities in 2006 include the net proceeds of $74.7 million from refinancing the credit facility that were used, in part, to finance the ICL Acquisition. Also included in financing activities in 2006 is the payment of a $10.0 million dividend to BCO Holding for the purposes of repurchasing certain stock and settling the exercise of certain Exchange Options by one of our officers.
(26)	For purposes of determining the ratio of fixed charges, “earnings” are defined as earnings (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest on all indebtedness, amortization of capitalized expenses related to indebtedness and a portion of rental expense on operating leases, which is representative of an interest factor. In Predecessor 2003, fixed charges exceeded our earnings by $13.9 million.
(27)	The increase in total assets at the end of 2004 from 2003 reflects the assets associated with the NAMPAC Acquisition and the increase in total assets at the end of 2006 from 2005 reflects the assets associated with the ICL Acquisition.
(28)	The increase in total debt at the end of 2004 from 2003 reflects the debt incurred in financing the NAMPAC Acquisition and the increase in total debt at the end of 2006 from 2005 reflects the debt incurred in financing the ICL Acquisition.
(29)	Total debt includes capital lease obligations of $0.3 million at the end of both 2002 and 2003, $0.8 million at the end of 2004, $0.7 million at the end of 2005 and $0.5 million at the end of 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report as well as with a general understanding of our business as discussed in Item 1 of this report. Unless otherwise indicated, references to years in our discussion and analysis relates to fiscal years rather than to calendar years.

Major Developments

ICL Acquisition. On July 17, 2006, we acquired substantially all of the assets and certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly owned subsidiary of BWAY created to effectuate the acquisition. We paid approximately $68.4 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The term loans are further discussed in Note 6 to the consolidated financial statements in Item 8 of this report. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $1.7 million in transaction costs associated with the acquisition. The purchase price also includes purchase price adjustments of approximately $0.4 million settled in fiscal 2007, which were accrued as of October 1, 2006.

The ICL Acquisition enables us to expand in the Canadian market. We believe geographic expansion is important to our growth.

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

The NAMPAC acquisition enabled us to enter the general line rigid plastic containers market, which we believe is important to our growth, and to provide our customers with a more diverse product offering.

Plastics Manufacturing Facility Restructuring. In October 2004, the Board of Directors approved a plan to close three plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations and closed all three facilities—

one at the end of fiscal 2004 and the remaining two in the third quarter of 2005. We consolidated the business from these closed facilities into our other plastics manufacturing facilities, which has resulted in lower overall manufacturing costs and improved manufacturing capacity. In closing the facilities, we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities.

Results of Operations

2006 and 2005

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for 2006 (year ended October 1, 2006) and 2005 (year ended October 2, 2005).

Fiscal years ended October 1, 2006 and October 2, 2005			Change		As a % of Net Sales
(Dollars in thousands)	2006	2005	$	%	2006	2005
NET SALES	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%

Cost of products sold (excluding depreciation and amortization)	796,401	714,039	82,362	11.5	86.7	86.1
Gross profit (excluding depreciation and amortization)	122,112	115,070	7,042	6.1	13.3	13.9
Depreciation and amortization	41,615	43,215	(1,600)	(3.7)	4.5	5.2
Selling and administrative expense	29,777	22,120	7,651	34.6	3.2	2.7
Restructuring and impairment charge	1,511	5,265	(3,754)	(71.3)	0.2	0.6
Interest expense, net	34,660	32,165	2,495	7.8	3.8	3.9
Other expense (income), net	1,813	(175)	1,988	—	0.2	—
Income before income taxes and cumulative effect of change in accounting principle	12,736	12,480	256	2.1	1.4	1.5
Provision for income taxes	6,941	4,351	2,590	59.5	0.8	0.5
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,795	8,129	(2,334)	(28.7)	0.6	1.0
Cumulative effect of change in accounting principle, net of tax benefit	(398)	—	(398)	—	—	—

NET INCOME	$5,397	$8,129	$(2,732)	(33.6)%	0.6%	1.0%

As noted above under “Major Developments,” we acquired ICL in July 2006. The following discussion refers to this acquisition as the “ICL Acquisition.”

Net Sales.

Fiscal years ended October 1, 2006 and October 2, 2005			Change		As a % of the Total
(Dollars in thousands)	2006	2005	$	%	2006	2005
NET SALES BY SEGMENT
Metal packaging	$552,968	$528,512	$24,456	4.6%	60.2%	63.7%
Plastics packaging	365,545	300,597	64,948	21.6	39.8	36.3

CONSOLIDATED NET SALES	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%

The increase in metal packaging segment net sales for 2006 over 2005 is primarily related to net volume gains and to the ICL Acquisition. The increase in plastics packaging segment net sales for 2006 over 2005 is primarily due to higher selling prices related to higher resin costs and, to a lesser extent, revenue from the ICL Acquisition.

Cost of Products Sold.

Fiscal years ended October 1, 2006 and October 2, 2005			Change		As a % of the Total
(Dollars in thousands)	2006	2005	$	%	2006	2005
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$459,217	$439,844	$19,373	4.4%	57.7%	61.6%
Plastics packaging	335,217	273,851	61,366	22.4	42.1	38.4
SEGMENT CPS	794,434	713,695	80,739	11.3	99.8	100.0
Corporate undistributed expenses	1,967	344	1,623	471.8	0.2	—

CONSOLIDATED CPS	$796,401	$714,039	$82,362	11.5%	100.0%	100.0%

The increase in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment for 2006 over 2005 is primarily due to the net increase in metal packaging sales volume and to the ICL Acquisition. Metal packaging CPS improved in 2006 over 2005 by approximately $3.5 million related to changes in the LIFO reserve resulting from movements in raw material costs. Metal packaging segment CPS as a percentage of segment net sales decreased to 83.0% in 2006 from 83.2% in 2005.

The increase in CPS for the plastics packaging segment in 2006 from 2005 is primarily due to higher raw material costs and to the ICL Acquisition, partially offset by reduced spending and manufacturing productivity. Plastics packaging segment CPS increased by approximately $3.0 million related to changes in the LIFO reserve due to movements in raw material costs. Plastics packaging segment CPS as a percentage of segment net sales increased to 91.7% in 2006 from 91.1% in 2005 primarily as a result of higher raw material costs for plastic resin that could not be passed on through increases in selling prices.

The increase in corporate undistributed expenses in 2006 over 2005 is primarily related to higher stock-based compensation expense associated with options issued after the Transaction.

Depreciation and Amortization.

Fiscal years ended October 1, 2006 and October 2, 2005	2006	2005	Change		As a % of the Total
(Dollars in thousands)			$	%	2006	2005
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$21,381	$21,468	$(87)	(0.4)%	51.4%	49.7%
Plastics packaging	18,331	19,646	(1,315)	(6.7)	44.0	45.5
SEGMENT D&A	39,712	41,114	(1,402)	(3.4)	95.4	95.1
Corporate	1,903	2,101	(198)	(9.4)	4.6	4.9

CONSOLIDATED D&A	$41,615	$43,215	$(1,600)	(3.7)%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense (“D&A”) in 2006 from 2005 primarily relates to lower scheduled amortization of intangibles, which was partially offset by increased amortization associated with the ICL Acquisition.

The decrease in plastics packaging segment D&A in 2006 from 2005 primarily relates to approximately $3.9 million of additional depreciation in 2005 associated with the shortened useful lives on certain assets offset by higher scheduled amortization of intangibles and to the amortization of intangibles associated with the ICL Acquisition

Selling and Administrative Expense.

Fiscal years ended October 1, 2006 and October 2, 2005			Change		As a % of the Total
(Dollars in thousands)	2006	2005	$	%	2006	2005
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$6,558	$6,837	$(279)	(4.1)%	22.0%	30.9%
Plastics packaging	3,974	4,561	(587)	(12.9)	13.3	20.6
SEGMENT S&A	10,532	11,398	(866)	(7.6)	35.4	51.5
Corporate undistributed expenses	19,245	10,722	8,523	79.5	64.6	48.5

CONSOLIDATED S&A	$29,777	$22,120	$7,657	34.6%	100.0%	100.0%

The increase in consolidated selling and administrative expense (“S&A”) in 2006 from 2005 is primarily due to stock-based compensation expense of $8.8 million in 2006 associated with the exercise of certain stock options partially offset by general cost savings and lower spending in each of the segments.

Other Changes

Restructuring and Impairment Charges. In 2005, we recorded a $5.3 million charge consisting of a $1.0 million impairment charge and a $4.3 million restructuring charge. The impairment charge related to the write-down of certain manufacturing equipment. The majority of the restructuring charge related to costs associated with the shutdown of certain of our plastics manufacturing facilities and related severance costs. A portion of the restructuring charge related to shutdown costs included the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of 2005.

The restructuring charge in 2006 primarily related to on-going holding costs and severance related to the closures in 2005, including a charge of approximately $0.8 million related to a revision in our sublease assumption for one of the closed facilities.

Interest Expense, Net. Interest expense, net, increased $2.4 million in 2006 from 2005 primarily due to higher interest rates and to additional borrowings associated with the ICL Acquisition. Interest expense, net, in 2006 includes $0.2 million in deferred financing costs written off associated with the refinancing of the revolver component of the credit facility.

Other, Net. Other expense, net, in 2006 includes $0.8 million in third party expenses incurred in connection with the refinancing of the term loan component of the credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance. Other expense, net, in each of 2006 and 2005 includes $0.5 million in financial advisory fees paid to Kelso. Other income, net, in 2005 included gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Provision for Income Taxes. The provision for income taxes increased approximately $2.5 million to $6.9 million in 2006 from $4.4 million in 2005. The increase in the provision for income taxes was due primarily to a $0.9 million tax assessment by the Puerto Rican tax authority and to a $1.0 million adjustment to our estimated effective state tax rate.

Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit. Upon adoption of FIN 47 in the fourth quarter of 2006, we recorded an increase in property, plant and equipment of $0.6 million and recognized an asset retirement obligation of $1.2 million. This resulted in the recognition of a non-cash cumulative effect of a change in accounting principle of $0.4 million, net of a $0.2 deferred tax benefit, in 2006.

2005 and 2004

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for 2005 (year ended October 2, 2005) and 2004 (year ended October 3, 2004).

Fiscal years ended October 2, 2005 and October 3, 2004	2005	2004	Change		As a % of Net Sales
(Dollars in thousands)			$	%	2005	2004
NET SALES	$829,109	$611,588	$217,521	35.6%	100.0%	100.0%

Cost of products sold (excluding depreciation and amortization)	714,039	529,064	184,975	35.0	86.1	86.5
Gross profit (excluding depreciation and amortization)	115,070	82,524	32,546	39.4	13.9	13.5
Depreciation and amortization	43,215	31,724	11,491	36.2	5.2	5.2
Selling and administrative expense	22,120	14,040	8,080	57.5	2.7	2.3
Restructuring and impairment charge	5,265	352	4,913	—	0.6	0.1
Interest expense, net	32,165	26,889	5,276	19.6	3.9	4.4
Other (income) expense, net	(175)	178	(353)	111.4	—	—
Income before income taxes	12,480	9,341	3,139	33.6	1.5	1.5
Provision for (income taxes	4,351	3,634	717	19.7	0.5	0.6

NET INCOME	$8,129	$5,707	$2,422	42.4%	1.0%	0.9%

As noted above under “Major Developments,” we acquired NAMPAC in July 2004. The following discussion refers to this acquisition as the “NAMPAC Acquisition.”

Net Sales.

Fiscal years ended October 2, 2005 and October 3, 2004	2005	2004	Change		As a % of the Total
(Dollars in thousands)			$	%	2005	2004
NET SALES BY SEGMENT
Metal packaging	$528,512	$518,658	$9,854	1.9%	63.7%	84.8%
Plastics packaging	300,597	92,930	207,667	223.5	36.3	15.2

CONSOLIDATED NET SALES	$829,109	$611,588	$217,521	35.6%	100.0%	100.0%

The increase in metal packaging segment net sales for 2005 over 2004 is primarily related to volume gains in certain product lines and by higher selling prices related to the pass through of higher metal costs, partially offset by the loss of the Folgers coffee can business in the first half of 2004, to voluntary reductions in certain unprofitable material center sales as capacity was redirected to meet internal needs and to volume decreases in other product lines.

The increase in plastics packaging segment net sales for 2005 over 2004 is attributable to the NAMPAC Acquisition, which occurred in July 2004.

Cost of Products Sold.

Fiscal years ended October 2, 2005 and October 3, 2004	2005	2004	Change		As a % of the Total
(Dollars in thousands)			$	%	2005	2004
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$439,844	$455,459	$(5,615)	(1.3)%	61.6%	84.2%
Plastics packaging	273,851	83,052	190,799	229.7	38.4	15.7
SEGMENT CPS	713,695	528,511	185,184	35.0	100.0	99.9
Corporate undistributed expenses	344	206	138	67.0	—	—
Acquisition related expenses	—	347	(347)	(100.0)	—	0.1

CONSOLIDATED CPS	$714,039	$529,064	$184,975	35.0%	100.0%	100.0%

The decrease in cost of products sold, excluding depreciation and amortization, (“CPS”) for the metal packaging segment for 2005 from 2004 is primarily due to the net decrease in metal packaging sales volume partially offset by an increase in raw material costs associated with steel surcharges. Additionally, metal packaging segment CPS was negatively impacted by approximately $5.1 million related to changes in the LIFO reserve resulting from movements in raw material costs.

Metal packaging segment CPS as a percentage of segment net sales decreased to 83.2% in 2005 from 85.9% in 2004. The decrease in CPS as a percentage of segment net sales is primarily a result of the pass through of steel surcharges as well as manufacturing efficiencies. In the fourth quarter of 2004, we began the implementation of a lean manufacturing program in the metal packaging segment to increase its operating efficiency and productivity. We began realizing the benefits of this initiative during the second quarter of 2005 and realized additional benefits in 2006. Some of the improvements in metal packaging segment CPS as a percentage of segment net sales were temporary.

The increase in CPS for the plastics packaging segment in 2005 from 2004 is primarily due to the NAMPAC Acquisition, which occurred in July 2004, partially offset by the efficiencies from the closure of three plastics manufacturing facilities. Plastics packaging segment CPS was negatively impacted by approximately $2.5 million related to changes in the LIFO reserve resulting from movements in raw material costs.

Plastics packaging segment CPS as a percentage of segment net sales increased to 91.1% in 2005 from 89.4% in 2004 primarily as a result of higher operating costs associated with the NAMPAC Acquisition and to higher raw material costs for plastic resin.

Corporate undistributed expenses of $0.3 million and $0.2 million in 2005 and 2004, respectively, represent stock-based compensation associated with options issued after the Transaction. Acquisition related expenses in 2004 represent the recognition of manufacturer’s profit in beginning inventory resulting from the NAMPAC Acquisition.

Depreciation and Amortization.

Fiscal years ended October 2, 2005 and October 3, 2004	2005	2004	Change		As a % of the Total
(Dollars in thousands)			$	%	2005	2004
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$21,468	$25,178	$(3,710)	(14.7)%	49.7%	79.4%
Plastics packaging	19,646	4,674	14,972	320.3	45.5	14.7
SEGMENT D&A	41,114	29,852	11,262	37.7	95.1	94.1
Corporate	2,101	1,872	229	12.2	4.9	5.9

CONSOLIDATED D&A	$43,215	$31,724	$11,491	36.2%	100.0%	100.0%

The decrease in metal packaging segment depreciation and amortization expense (“D&A”) in 2005 from 2004 primarily relates to additional depreciation expense of $5.8 million related to the shortened useful lives of assets disposed of following the closure of our Picayune, Mississippi manufacturing facility in the second half of 2004.

The increase in plastics packaging segment D&A in 2005 from 2004 is a result of the NAMPAC Acquisition. In addition, 2005 includes approximately $3.9 million of additional depreciation associated with the shortened useful lives on certain assets, primarily equipment, which have been disposed of or reclassified to assets held for sale in connection with the closure of certain of our plastics manufacturing facilities.

Selling and Administrative Expense.

Fiscal years ended October 2, 2005 and October 3, 2004	2005	2004	Change		As a % of the Total
(Dollars in thousands)			$	%	2005	2004
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$6,837	$7,080	$(243)	(3.4)%	30.9%	50.5%
Plastics packaging	4,561	1,579	2,982	188.9	20.6	11.2
SEGMENT S&A	11,398	8,659	2,739	31.6	51.5	61.7
Corporate undistributed expenses	10,722	5,381	5,341	99.3	48.5	38.3

CONSOLIDATED S&A	$22,120	$14,040	$8,080	57.5%	100.0%	100.0%

The decrease in metal packaging segment selling and administrative expenses (“S&A”) in 2005 from 2004 relates primarily to general cost savings and lower spending in 2005.

The increase in plastics packaging segment S&A in 2005 over 2004 is primarily related to higher costs associated with the NAMPAC Acquisition, which occurred in the fourth quarter of 2004.

Corporate undistributed expenses include $1.5 million and $0.9 million in 2005 and 2004, respectively, of stock-based compensation expense. Excluding the increase in stock-based compensation, the net increase in corporate undistributed S&A primarily relates to wages and expenses associated with the Sarbanes-Oxley compliance initiative, an increase in bonus expense and higher professional fees. Bonus expense increased approximately $2.4 million in 2005 over 2004 as a result of the company meeting certain performance measures in 2005 that were not met in 2004.

Restructuring and Impairment, Interest, Taxes and Other

Restructuring and Impairment Charges. In 2005, we recorded a $5.3 million charge consisting of a $1.0 million impairment charge and a $4.3 million restructuring charge. The impairment charge relates to the write-down of certain manufacturing equipment subsequently sold in 2006. The restructuring charge consists of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and $(0.1) million to adjust a previously recorded facility closure exit liability.

A portion of the $3.1 million restructuring charge related to shutdown costs, as discussed above, includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of 2005.

Interest Expense, Net. Interest expense, net, increased $5.3 million in 2005 from 2004. The increase is primarily due to higher outstanding borrowings in 2005 associated with the financing of the NAMPAC Acquisition in the fourth quarter of 2004. In addition, the increased borrowings are at variable interest rates, which increased in 2005. Included in 2004 interest expense, net, is $1.3 million related to the write-off of deferred financing fees associated with the refinancing of our revolving credit facility and approximately $0.4 million in additional interest related to the Senior Notes due to the additional week in 2004.

Other, Net. Other, net, in 2005 relates primarily to gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Provision for Income Taxes. The provision for income taxes increased $0.8 million to $4.4 million in 2005 from $3.6 million in 2004. The effective tax rate decreased in 2005 to 34.9% from 38.9% in 2004 primarily due to the impact on the effective tax rate of foreign income from operations in Puerto Rico acquired in the NAMPAC Acquisition that are taxed at rates other than the federal statutory rate.

Seasonality

Sales of certain of our products are to some extent seasonal, with sales levels generally higher in the second half of our fiscal year due primarily to higher demand for paint and related products during warmer periods.

Liquidity and Capital Resources

The ICL Acquisition in 2006 required total cash of approximately $68.4 million, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The term loans are further discussed below. The $68.4 million includes approximately $1.7 million in transaction costs associated with the acquisition and approximately $0.4 million in purchase price adjustments settled in fiscal 2007, which were accrued as of October 1, 2006.

In connection with the ICL Acquisition, we refinanced our existing credit facility, which now provides a U.S. dollar term loan of $190.0 million and a Canadian dollar term loan of $50.0 million, which is denominated in Canadian dollars (Cdn$56.4 million at the time of borrowing). The Canadian dollar term loan was borrowed by ICL. The $240.0 million in term loan proceeds were used to repay the existing term loan outstanding of $165.3 million, to pay the consideration and transaction costs related to the ICL Acquisition of approximately $68.4 million and to pay financing fees and costs of approximately $3.5 million related to the new credit facility. In addition, the new credit facility increases our revolver from $30.0 million to $50.0 million and provides for a $5.0 million revolver, which can be borrowed by ICL. There were no revolver borrowings drawn on the initial borrowing date or outstanding at year-end.

The interest rates on our term loan borrowings are variable. The weighted-average borrowing rate on these variable rate loans at the end of 2006 was approximately 7.0%.

During 2006, we used available cash on hand to pay a $10.0 million dividend to BCO Holding. The dividend was used by BCO Holding to purchase shares of BCO Holding common stock controlled by our chairman and chief executive officer, and to cash settle the exercise of a portion of his Exchange Options.

Our cash requirements for operations and capital expenditures during 2006 and 2005 were primarily financed through internally generated cash flows and borrowings under our revolving credit facility. During 2006, cash and cash equivalents decreased $0.9 million to $51.0 million. In the first quarter of 2007, we made a voluntary repayment of $20.0 million on the U.S. term loan. Repayments permanently reduce the term loan.

Debt increased in 2006 by $44.7 million primarily as a result of borrowings to finance the ICL Acquisition offset by a $30.0 million term loan payment in the first quarter of 2006.

At the end of 2006, we had $8.0 million in standby letter of credit commitments that reduced our available borrowings under the U.S. Revolver to $42.0 million. There were no borrowings under the $5.0 million Canadian revolver at the end of 2006.

We expect that cash provided from operations and available borrowings under the revolvers will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, including the Senior Notes, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term.

The Senior Notes and the Credit Facility are subject to certain covenants, which we were in compliance with at October 1, 2006. For a discussion of these covenants and for further information on our long-term debt, see Note 6 to the consolidated financial statements under Item 8 of this report.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for 2006, 2005 and 2004:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004	Change 2005 to 2006	Change 2004 to 2005
Net cash provided by operating activities	$60,933	$64,324	$45,098	$(3,391)	$19,226
Net cash used in investing activities	(92,131)	(19,247)	(220,857)	(72,884)	201,610
Net cash provided by (used in) financing activities	30,288	(20,513)	202,836	50,801	(223,349)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(910)	24,564	27,077	(25,474)	(2,513)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,979	$51,889	$27,325	$(910)	$24,564

The increase in cash provided by operating activities from 2004 to 2005 is primarily a result of additional business associated with the NAMPAC Acquisition in the fourth quarter of 2004. We paid cash interest of $33.2 million, $29.9 million and $22.6 million in 2006, 2005 and 2004, respectively. The increase in interest is primarily due to borrowings in 2004 related to the NAMPAC Acquisition and, to a lesser extent, higher interest rates. We paid income taxes of $20.0 million and $0.4 million in 2006 and 2005, respectively, and received an income tax refund of $2.5 million in 2004.

We used cash in investing activities for capital expenditures of $25.0 million, $20.3 million and $19.1 million in 2006, 2005 and 2004, respectively. Increases in capital expenditures are primarily related to certain manufacturing improvement initiatives. Included in 2006 are capital expenditures for improvements required to meet certain environmental standards. Investing cash flows related to business acquisitions were $68.4 million in 2006 (ICL) and $202.3 million in 2004 (primarily NAMPAC). We expect lower capital expenditures in FY 2007.

Changes in cash related to financing activities are due to the following: net long-term debt borrowings of $44.1 million in 2006 and $197.8 million in 2004 were primarily related to the funding of the acquisitions discussed above. We had net repayments of $19.7 million in 2005. We received a capital contribution of $30.0 million in 2004 to partially fund the NAMPAC Acquisition and paid a dividend of $10.0 million in 2006 to fund the purchase of stock and settlement of options by BCO Holding, as discussed above.

Market Risk

Our cash flows and earnings are exposed to the risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest on the outstanding Term Loan and the Revolver borrowings at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At the end of 2006, we had Term Loan borrowings of $240.0 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce annual pretax earnings by approximately $2.4 million based on the debt level at the end of the year. There were no outstanding borrowings at the end of 2006 under the Revolvers.

Our business is also exposed to variations in the prices of steel and of plastic resin. See “Commodity Risk” below and Item 1, “Business.”

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would reduce the market value of the Senior Notes by approximately $6.4 million.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at the end of 2006:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
CONTRACTUAL OBLIGATIONS
Long-term debt obligations (1)(2)(3)	$440.0	$20.5	$4.5	$204.4	$210.6
Interest on the Senior Notes (4)	90.0	20.0	40.0	30.0	—
Operating and capital lease obligations	57.9	10.0	17.5	13.2	17.2
Other long-term liabilities (5)	21.3	1.3	3.3	3.5	13.2

TOTAL CONTRACTUAL OBLIGATIONS	$609.2	$51.8	$65.3	$251.1	$241.0

(1)	Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes due 2010 and $240.0 million of outstanding borrowings under the Term Loans. There were no outstanding borrowings under the Revolvers. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of October 1, 2006, we had borrowing capacity under the Revolvers of approximately $47.0 million. The Revolvers expire July 17, 2012; the Term Loans have scheduled quarterly repayments due with final maturity on July 17, 2013.
(2)	Included in the payments due in less than one year is a $ 20.0 million voluntary repayment on the US Term Loan made in November 2006. Prepayments reduce future scheduled payments.
(3)	In the event of a continuing event of default (as defined in the indenture governing the Senior Notes due 2010), the trustee or holders of 25% of the outstanding principal could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture governing the Senior Notes), each holder of notes shall have the right to require us to purchase all or a portion of the holder’s notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of October 1, 2006, $200.0 million in principal amount was outstanding.
(4)	The table does not include variable interest payable on Term Loan borrowings. Based on outstanding Term Loan borrowings of $240.0 million and a weighted-average interest rate of 7.0% at October 1, 2006, our annual interest obligation would be approximately $16.8 million.
(5)	Other long-term obligations include certain future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives, pension liabilities and other postretirement benefits. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of October 1, 2006.

At the end of 2006, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $8.0 million in favor of our workers’ compensation insurers and purchasing card vendor. The standby letters of credit reduce the borrowing capacity under the U.S. Revolver, and at the end of 2006, $42.0 million of the $50.0 million facility was available. All of the $5.0 million Canadian Revolver was available at the end of 2006.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which eliminates the ability to account for share based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. For purposes of SFAS 123R, a nonpublic entity as defined in the Statement includes entities that have only debt securities trading in a public market.

        We adopted SFAS 123R as of the required effective date for nonpublic entities, which, for us, was October 2, 2006, using the “prospective transition” method. Under the “prospective transition” method, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and to awards modified, repurchased or cancelled after the required effective date. As such, the adoption of the Statement did not result in a cumulative effect of a change in accounting principle. However, SFAS 123R will have an impact on our consolidated financial statements for new awards and for awards modified, repurchased or cancelled after the required effective date.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Statement does not change the transition provisions of any existing accounting pronouncements. SFAS 154 is effective for accounting changes and errors in previously issued financial statements made in fiscal years beginning after December 15, 2005, which for us is the beginning of 2007. We will follow the provisions of this Statement in the event of any future accounting changes.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 2007). We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154 for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which, for us, is fiscal 2007 ending September 30, 2007. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us at the beginning of 2009 (October 2008). We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Since we do not have publicly traded equity securities, SFAS 158 is effective for us at the end of the fiscal year ending after June 15, 2007, which is fiscal 2007 ending September 30, 2007. We are currently evaluating the impact of SFAS 158 on our consolidated financial statements.

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

Inventories. Inventories are carried at the lower of cost or market. Generally, inventory is determined under the last-in, first-out (LIFO) method of inventory valuation. However, inventory at our ICL subsidiary is determined under the first-in, first-out (FIFO) method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

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

Goodwill and Other Intangible Assets. Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and covenants not-to-compete) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Finite-lived, identifiable intangible assets are also tested for impairment as noted above for long-lived assets. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually at the end of our fiscal year.

We have two reporting units that have goodwill: metal packaging and plastic packaging. We use an independent valuation specialist to assist us in estimating the fair value of each reporting unit for purposes of impairment testing. Fair value estimates are based, in part, on discounted future cash flows and market multiples. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

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

For a discussion of commodity risk and its relation to our cost of products sold, see Item 1, “Business,” and “Commodity Risk” in Item 7, which is incorporated herein by reference.

Our purchases in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the local currency.

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

Changes in Internal Control Over Financial Reporting: There have been no changes in our internal controls over financial reporting during the three months ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth certain information as of December 1, 2006 with respect to BWAY’s Board and to certain of its officers (including all executive officers), who serve at the discretion of the Board.

Name	Age	Business Experience
Jean-Pierre M. Ergas Chairman of the Board and Chief Executive Officer	67	Mr. Ergas became our chairman and chief executive officer in January 2000. Mr. Ergas has served as one of our directors since August 1995 and served as our board’s vice chairman from July 1999 to December 1999. Mr. Ergas has also previously served as executive vice president, Europe of Alcan Aluminum Limited, president of Alcan Europe Limited, executive chairman of British Alcan Aluminum plc. and chief executive officer of Alcan Deutschland GmbH from June 1996 to December 1999. Mr. Ergas served as senior advisor to the chief executive officer of Alcan Aluminum Limited from January 1995 to June 1996 and served as a trustee of DePaul University from February 1994 to December 1994. Prior thereto, Mr. Ergas served as senior executive vice president of Pechiney S.A. and as a member of the Pechiney Group executive committee from 1987 to January 1994 and also held several management positions with various subsidiaries of Pechiney S.A., serving as: chief executive officer of American National Can Company from 1989 to January 1994 and chairman of the board from 1991 to January 1994; chief executive officer of Cegedur Pechiney from 1982 to 1988 and chairman of the board from 1987 to 1988; chief executive officer of Cebal S.A. from 1974 to 1982 and chairman of the board during 1982; and marketing manager for Pechiney Aluminum from 1967 to 1974. Mr. Ergas is a trustee of DePaul and AUP Universities and a director of Dover Corporation and Compagnie Plastic Omnium.

Warren J. Hayford Non-Executive Vice-Chairman of the Board	77	Mr. Hayford became the non-executive vice-chairman of our board in December 1999. From 1989 until December 1999, Mr. Hayford served as our chief executive officer and our board’s chairman. Mr. Hayford has held a number of senior positions within the packaging industry over the past 35 years including president and chief operating officer of Gaylord Container Corporation, a manufacturer of paper packaging products, 1986 to 1988, and vice chairman of Gaylord Container, 1988 through 1992. Prior to Gaylord Container, Mr. Hayford served as president and a director of Gencorp, Inc., president and a director of Navistar International Corporation and executive vice president and a director of the Continental Group, Inc.

David I. Wahrhaftig Director	49	Mr. Wahrhaftig became one of our directors in February 2003. Mr. Wahrhaftig joined Kelso in 1987 and has served as a managing director since 1998. Prior to becoming a managing director of Kelso, he was a vice president. Mr. Wahrhaftig is also a director of DS Waters Enterprises, Inc., Insurance Auto Auctions, Inc., Renfro Corporation and U.S. Electrical Services, LLC. Mr. Wahrhaftig is also on the Board of Visitors at Wake Forest University.

Thomas R. Wall, IV Director	48	Mr. Wall became one of our directors in February 2003. Mr. Wall joined Kelso in 1983 and is currently a managing director. Mr. Wall spent the previous three years as a lending officer in the corporate division of Chemical Bank, where his responsibilities included the analysis and evaluation of lending proposals for numerous leveraged buyouts. Mr. Wall is a director of Ellis Communications Group, LLC, Endurance Business Media, Inc., Mitchell Supreme Fuel Company, Renfro Corporation and U.S. Electrical Services, LLC. Mr. Wall is also a Trustee of Choate Rosemary Hall.

Name	Age	Business Experience
David M. Roderick Director	82	Mr. Roderick became one of our directors in May 2003. Mr. Roderick has served as chairman of the board of Earle M. Jorgensen Company since January 1998. He was chairman and chief executive officer of USX Corporation from 1979 to 1989 and president from 1975 to 1979. Mr. Roderick is a member of the boards of the University of Pittsburgh Medical Center and Citation Corporation. He is past chairman of both the American Iron and Steel Institute and the International Iron Institute. Mr. Roderick is past chairman of the International Environmental Bureau. He is a co-founder and currently is chairman emeritus of the U.S.-Korea Business Council and is a past chairman of the National Alliance of Business. Mr. Roderick is a trustee and past chairman of the board of trustees of Carnegie Mellon University. He is a past member of the Business Roundtable and a member of the Business Council.

Lawrence A. McVicker Director	66	Mr. McVicker became one of our directors in October 2004. Mr. McVicker is currently the chief effective officer of MVOC, LLC. Mr. McVicker was chairman and chief executive officer of North America Packaging Corporation (“NAMPAC”) from 2001 to July 2004 and was president and chief operating officer of Southcorp Packaging USA from 1999 to 2001. Mr. McVicker served as president and chief operating officer for Waldorf Corporation from 1995 to 1997 and from 1964 to 1995 was employed by Packaging Corporation of America (Tenneco), most recently as the senior vice president of international operations from 1991 to 1995. Mr. McVicker is a trustee of the Miami University Foundation. He has served as vice-chairman, executive committee—recycled paperboard and solid waste task force for the American Forest & Paper Association; served on the executive committee and board of directors of the Paperboard Packaging Council; served on the board of trustees of the Recycled Paperboard Technical Association and of the Miami University Pulp & Paper Foundation.

Kenneth M. Roessler President and Chief Operating Officer of the Company and President and Chief Operating Officer—BWAY Packaging Division	44	Mr. Roessler was appointed president and chief operating officer of the Company in March 2006. From October 2004 to February 2006, Mr. Roessler served as senior vice president of the Company. Mr. Roessler continues to serve as the president and chief operating officer of our BWAY Packaging Division, which he has done since September 2004. From January 2003 through September 2004, Mr. Roessler served as our chief operating officer and from March 2000 until January 2003, he served as our executive vice president of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998 and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Kevin C. Kern Chief Financial Officer and Vice-President of Administration	47	Mr. Kern has been our vice president of administration and chief financial officer since February 2001. From May 1995 until February 2001, Mr. Kern served as our vice president corporate controller. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Jeffrey M. O’Connell Vice-President, Treasurer and Secretary	53	Mr. O’Connell has been our vice president and treasurer since May 1997 and has served as our secretary since May 2001. From June 1996 to May 1997, Mr. O’Connell served as our assistant treasurer. From June 1995 to June 1996, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Name	Age	Business Experience
Thomas K. Linton Senior Vice-President of the Company and President and Chief Operating Officer—NAMPAC Division	53	Mr. Linton was named senior vice president of the Company in October 2004 and has served as president and chief operating officer of our NAMPAC Division since July 2004. Prior to our acquisition of NAMPAC in July 2004, Mr. Linton was vice president and general manager of NAMPAC’s Western Division. From 1997 to 2001, Mr. Linton was the executive vice president and general manager of Field Container Company, where he had responsibility for the consumer packaging business. Between 1991 and 1997, Mr. Linton served as vice president and general manager of the folding carton business at Tenneco Packaging, where he began his career as a sales representative in 1979.

Item 11. Executive Compensation

Our Board’s Management Resources, Nominating and Compensation Committee determines compensation for the Company’s executive officers.

The following tables and notes present information regarding compensation provided by the Company to our Chief Executive Officer and to each of the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) for services rendered to the Company in all capacities during 2004, 2005 and 2006.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)	Awards		Payouts		All Other Compensation ($)
Name and Principal Position					Securities Underlying Options/SARs (#)		LTIP Payouts ($)
Jean-Pierre M. Ergas	2006	681,667	1,227,000	—	—		8,800,646	(2)	463,257	(3)
Chairman and Chief Executive	2005	637,500	1,490,000	—	—		—		699,517	(4)
Officer	2004	581,250	300,000	—	—		—		446,099	(5)

Kenneth M. Roessler (6)	2006	374,792	505,969	—	—		—		8,800	(7)
President and Chief Operating	2005	339,375	564,219	—	—		—		5,600	(7)
Officer; President and Chief Operating Officer—BWAY Packaging Division	2004	318,750	100,000	—	—		—		1,432	(7)

Thomas K. Linton (8)	2006	318,760	298,838	—	—		—		6,300	(7)
Senior Vice President; President	2005	307,500	217,188	—	—		—		7,060	(7)
and Chief Operating Officer— NAMPAC Division	2004	70,161	150,000	—	120,000	(9)	—		1,811	(7)

Kevin C. Kern	2006	288,542	324,609	—	—		—		3,333	(7)
Chief Financial Officer;	2005	265,625	402,031	—	—		—		3,083	(7)
Vice-President of Administration	2004	246,250	175,000	—	—		—		3,283	(7)

Jeffrey M. O’Connell	2006	194,042	174,638	—	—		—		6,681	(7)
Vice President; Treasurer and	2005	180,625	230,625	—	—		—		6,375	(7)
Secretary	2004	168,125	100,000	—	—		—		5,075	(7)

(1)	Bonus amounts were earned during the fiscal year indicated and paid in the subsequent fiscal year.
(2)	Compensation related to the cash settlement upon the exercise of 386,221 Exchange Options.
(3)	The amount includes an accrual of $459,957 for supplemental executive retirement benefits pursuant to his employment agreement and $3,300 of Company paid 401(k) contributions under the Savings Plan.
(4)	The amount includes an accrual of $696,517 for supplemental executive retirement benefits pursuant to his employment agreement and $3,000 of Company paid 401(k) contributions under the Savings Plan.
(5)	The amount includes an accrual of $438,349 for supplemental executive retirement benefits pursuant to his employment agreement and $7,750 of Company matching 401(k) contributions under the Savings Plan.
(6)	Mr. Roessler served as our executive vice president of sales and marketing from March 2000 through December 2002 and as our chief operating officer from January 2003 through June 2004. Mr. Roessler became the president and chief operating officer of our BWAY Packaging Division in September 2004 and was appointed president and chief operating officer of the Company in March 2006.
(7)	The amount represents Company paid 401(k) contributions under the Savings Plan.
(8)	Mr. Linton became the president and chief operating officer of our NAMPAC Division following the NAMPAC Acquisition in July 2004. Prior to the acquisition, Mr. Linton was an officer of NAMPAC.
(9)	Options were granted under the Holding Incentive Plan (as defined under “BCO Holding Stock Incentive Plan” below) and are exercisable for shares of BCO Holding common stock. Forty percent of the BCO Holding options will generally become exercisable in three equal annual installments with the first installment exercisable on July 8, 2005. Ten percent of the BCO Holding options will generally become exercisable in five equal annual installments if the Company achieves certain EBITDA objectives. The remaining 50% of the BCO Holding options are exit options that will generally become exercisable if certain targets have been achieved upon a change in control.

There were no stock options granted to the Named Executive Officers during fiscal 2006. The following table summarizes options held by the Named Executive Officers at the end of 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Under the Holding Incentive Plan

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable / Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year End ($) (1) Exercisable / Unexercisable
Jean-Pierre M. Ergas	386,221	$8,800,646	727,731 / 417,454	$16,952,811 / 8,845,850
Kenneth M. Roessler	—	—	242,954 / 208,727	5,481,541 / 4,422,925
Thomas K. Linton	—	—	39,200 / 80,800	576,240 / 1,187,760
Kevin C. Kern	—	—	96,533 / 50,095	2,291,362 / 1,061,513
Jeffrey M. O’Connell	—	—	56,587 / 20,873	1,369,252 / 442,299

(1)	As of the end of the fiscal year, all of the exercisable, unexercised options held by the Named Executive Officers were in the money. The fair market value of the underlying securities is based on the valuation of the underlying securities as of September 30, 2006 at $31.19 per share.

Long-Term Incentive Plans—Awards in Last Fiscal Year

We did not grant any long-term incentive plan awards to the Named Executive Officers in 2006.

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

The Transaction constituted a change in control pursuant to the above agreements. However, the 24 month period in which the agreements would be applicable to the Transaction expired on February 6, 2005.

The change in control agreements survived the Transaction and are applicable to any future change in control per each respective agreement.

As discussed above under “Management Employment Agreements,” Mr. Linton’s letter agreement provides certain change in control benefits.

BCO Holding Stock Incentive Plan

In February 2000, the Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was an event of a change in control), all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options under the Holding Incentive Plan with an exercise price of $10.00 per share of BCO Holding common stock (“Exchange Options”). The Exchange Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

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

Exit options. These options generally become exercisable only if the Kelso affiliates are able to sell all or substantially all of their equity investment in BCO Holding at a price greater than or equal to four times their initial investment (taking into account all options) and achieve at least a 15% internal rate of return, compounded annually, subject to certain exceptions. Exit options become exercisable ratably between two times the exit value and four times the exit value.

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

Stock Ownership. The Compensation Committee believes that it can align the interests of stockholders and executives by providing those persons who have substantial responsibility over the management and growth of the Company with an opportunity to establish a meaningful ownership position in the Company. There were no stock options granted to the executive officers in fiscal 2006.

Following the buyout of the Company in February 2003, management rolled a substantial number of stock options into options to receive BCO Holding common stock. As stockholders, we believe management will continue to act in the best interests of the Company and of the other stockholders.

Compensation for the Chief Executive Officer

The base pay level and annual incentive bonus compensation for Mr. Ergas, who has served as the Company’s Chief Executive Officer since January 2000, was initially determined pursuant to his amended employment agreement dated February 7, 2003. Pursuant to this employment agreement, Mr. Ergas’ base salary was initially set at $550,000 per annum and bonus compensation pursuant to the Officer Incentive Program was set based on certain EBITDA targets as defined in the employment agreement. The Compensation Committee in its sole discretion based on the achievement of goals and objectives determined by it and in accordance with Mr. Ergas’ employment agreement may change base pay and shall determine the Company’s EBITDA objectives that, if achieved, will trigger Mr. Ergas’ annual incentive bonus. In March 2006, Mr. Ergas’ base salary was set at $700,000 per annum and Mr. Ergas was awarded an annual bonus of $1,227,000 for fiscal 2006 based on the Company exceeding certain performance objectives.

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

Thomas R. Wall, IV, Chairman

Warren J. Hayford

David I. Wahrhaftig

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information with respect to the beneficial ownership of the common stock of BCO Holding as of December 1, 2006, by (i) each stockholder known by us who owns beneficially 5 percent or more of the outstanding shares of such common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. BCO Holding owns 100% of the capital stock of BWAY, which in turn owns 100% of the capital stock of NAMPAC. To our knowledge, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

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

Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class (2)
Kelso Investment Associates VI, L.P. (3)	9,430,983	(4)	86.0%
KEP VI, LLC (3)	9,430,983	(4)	86.0%
Frank T. Nickell (3)		(5)	(5)
Thomas R. Wall, IV (3)		(5)	(5)
George E. Matelich (3)		(5)	(5)
Michael B. Goldberg (3)		(5)	(5)
David I. Wahrhaftig (3)		(5)	(5)
Frank K. Bynum, Jr. (3)		(5)	(5)
Philip E. Berney (3)		(5)	(5)
Frank J. Loverro (3)		(5)	(5)
James J. Connors, II (3)		(5)	(5)
Jean-Pierre M. Ergas	727,731	(6)	6.2%
Kenneth Roessler	242,954	(7)	2.2%
Kevin C. Kern	101,081	(8)	*
Jeffrey O’Connell	59,619	(9)	*
Warren J. Hayford	1,954,990	(10)	16.8%
Marylou Hayford	1,284,156	(11)	11.7%
Thomas K. Linton	39,200	(12)	—
David M. Roderick	—		—
Lawrence A. McVicker	—		—

All Directors and Executive Officers as a Group (10 persons)	3,125,575	(13)	24.4%

*	Less than one percent.

(1)	The number of shares includes shares of BCO Holding common stock subject to options exercisable within 60 days of December 1, 2006.
(2)	As of December 1, 2006, 10,970,992 shares of BCO Holding common stock were issued and outstanding. Shares subject to options exercisable within 60 days of December 1, 2006 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(4)	The shares of common stock beneficially owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represents the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.
(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.
(6)	The shares of common stock beneficially owned by Mr. Ergas include 727,731 shares subject to options exercisable within 60 days.
(7)	The shares of common stock beneficially owned by Mr. Roessler consist of 242,954 shares subject to options exercisable within 60 days. The shares of common stock beneficially owned by Mr. Roessler exclude 34,237 shares and shares subject to option transferred to his wife in fiscal 2005 pursuant to a settlement agreement entered into in conjunction with a division of marital assets incident to their divorce.
(8)	The shares of common stock beneficially owned by Mr. Kern consist of 96,533 shares subject to options exercisable within 60 days.
(9)	The shares of common stock beneficially owned by Mr. O’Connell consist of 56,587 shares subject to options exercisable within 60 days.
(10)	The shares of common stock beneficially owned by Mr. Hayford consist of 1,238,674 shares directly owned by his wife, Marylou Hayford, and 45,482 shares and 670,834 shares subject to options directly owned by Mr. Hayford. Mr. Hayford disclaims beneficial ownership of the shares directly owned by his wife.
(11)	The shares of common stock beneficially owned by Mrs. Hayford include 45,482 shares directly owned by her husband, Warren J. Hayford, but do not include 670,834 shares subject to options owned directly by Mr. Hayford. Mrs. Hayford disclaims beneficial ownership of the shares directly owned by her husband.
(12)	The shares of common stock beneficially owned by Mr. Linton consist of 39,200 shares subject to options exercisable within 60 days.
(13)	The shares of common stock held by directors and executive officers as a group excludes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Wall and Mr. Wahrhaftig.

Equity Compensation Plan Information

The following table summarizes compensation plans (including individual compensation arrangements) under which the equity securities of BCO Holding are authorized for issuance as of October 1, 2006. We are a wholly-owned subsidiary of BCO Holding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders under the BCO Holding Incentive Plan	3,468,653	$9.90	144,049
Equity compensation plans not approved by security holders	—	—	—

Total	3,486,653	$9.90	144,049

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

Item 14. Principal Accounting Fees and Services

Fees paid to Deloitte & Touche LLP – Audit and non-audit fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of the Company’s annual financial statements for the years ended October 1, 2006 and October 2, 2005 and fees billed for tax and other services rendered by Deloitte & Touche during those periods. All of the following fees were approved by the Audit Committee.

	Fiscal Year
(Dollars in millions)	2006	2005
Audit Fees	$0.7	$0.6
Audit Related Fees(1)	$0.1	$0.4
Tax Fees(2)	$0.3	$0.2
All Other Fees	—	—

Total	$1.1	$1.2

(1)	Audit Related Fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. We have included in this category fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, due diligence related to mergers and acquisitions, review of filings related to the registration of the Company’s senior subordinated notes, review of filings related to mergers and acquisitions and accounting consultations regarding the application of GAAP to proposed transactions.
(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.

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

The audit committee approves all fees incurred by us from Deloitte & Touche LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-34.

(2)	The Financial Statement Schedule listed in the Index to the Financial Statement Schedules on page S-1. Financial Statement Schedules not included in the Index are not applicable.

(3)	The Exhibits listed in the Index to Exhibits at page 33.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or are incorporated by reference. See the Index to Exhibits at page 33.

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

BWAY CORPORATION
(Registrant)

By	/s/ Jean-Pierre M. Ergas
Jean-Pierre M. Ergas
Chairman and Chief Executive Officer

Date	December 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on December 28, 2006.

Signatures	Title
/s/ Jean-Pierre M. Ergas	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Jean-Pierre M. Ergas

/s/ Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kevin C. Kern

/s/ Warren J. Hayford	Director
Warren J. Hayford

/s/ David I. Wahrhaftig	Director
David I. Wahrhaftig

/s/ Thomas R. Wall, IV	Director
Thomas R. Wall, IV

/s/ David M. Roderick	Director
David M. Roderick

/s/ Lawrence A. McVicker	Director
Lawrence A. McVicker

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase Agreement, dated November 21, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

2.2	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002.(15)

2.3	Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004.(20)

2.4	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004. (22)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation, as amended.(17)

3.2	Form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A of BWAY Corporation (formerly known as Brockway Standard Holdings Corporation).(17)

3.3	Amended and Restated By-laws of BWAY Corporation.(17)

4.1	Indenture, dated as of as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.2	First Supplemental Indenture, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(17)

4.3	Assumption Agreement, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp.(17)

4.4	Form of 10% Senior Subordinated Note due 2010.(17)

4.5	Registration Rights Agreement, dated as of November 27, 2002, between BWAY Finance Corp. and Deutsche Bank Securities Inc.(17)

4.6	Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein.(17)

4.7	Form of certificate representing shares of Common Stock of BWAY Corporation.(2)

4.8	Second Supplemental Indenture, dated as of as of July 7, 2004, among North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC, Armstrong Containers, Inc., BWAY Corporation and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (22)

4.9	Credit Agreement, dated as of July 17, 2006, among BCO Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers. (23)

4.10	Subsidiaries Guaranty made by each of Armstrong Containers, Inc., SC Plastics LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., dated as of July 17, 2006.

4.11	U.S. Security Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent, dated as of July 17, 2006.

4.12	Security Agreement dated as of July 17, 2006 made by ICL Industrial Containers ULC, to and in favor of Deutsche Bank Trust Company Americas as Collateral Agent.

4.13	Pledge Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent and Pledgee, dated as of July 17, 2006.

The Registrant will furnish to the Commission, upon request, each instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries where the amount of such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.#(1)

10.2	Employment Agreement between BWAY Corporation and John T. Stirrup, dated as of June 1, 1995.#(1)

10.3	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc.(1)

10.4	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc.(1)

10.5	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc.(1)

10.6	Lease Agreement dated November 16, 1996 between Shelby Distribution Park and Brockway Standard, Inc., as amended December 26, 1996.(8)

10.7	Lease dated August 9, 1991 between DK Containers, Inc. and Smith Barney Birtcher Institutional Fund-I Limited Partnership and the First Amendment thereto.(1)

10.8	Employment Agreement between BWAY Corporation and James W. Milton, dated as of May 28, 1996.#(4)

10.9	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.#(5)

10.10	Employment Agreement between BWAY Corporation and John T. Stirrup Amendment No. 1.#(7)

10.11	Employment Agreement between BWAY Corporation and John T. Stirrup—Amendment No. 2.#(9)

10.12	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.#(10)

10.13	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company.(10)

10.14	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.#(11)

10.15	Change in Control Agreement, between BWAY Corporation and Kevin C. Kern, dated August 9, 2001.#(12)

10.16	Change in Control Agreement, between BWAY Corporation and Kenneth Roessler, dated August 9, 2001.#(12)

10.17	Separation and Release Agreement between BWAY Corporation and James W. Milton, dated November 2, 2001.#(15)

10.18	Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas, dated August 30, 2001.#(13)

10.19	Amendment No. 1 to Change in Control Agreement, between BWAY Corporation and Jean-Pierre Ergas effective January 1, 2002.#(13)

10.20	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerick Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.).(14)

10.21	Change in Control Agreement, between BWAY Corporation and Jeffrey M. O’Connell, dated August 9, 2001.#(16)

10.22	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003.#(17)

10.23	Form of BCO Holding Company Nonqualified Stock Option Agreement.#(17)

10.24	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (19)

10.25	Amended and Restated BCO Holding Company Stock Incentive Plan.# (22)

10.26	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio. (22)

10.27	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia. (22)

10.28	Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana. (22)

10.29	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana. (22)

10.30	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana. (22)

10.31	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia. (22)

10.32	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey. (22)

10.33	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico. (22)

10.34	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas. (22)

10.35	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004.# (22)

10.36	Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd. (23)

10.37	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario.

10.38	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Hansen Road South in Brampton, Ontario.

10.39	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Walker Drive in Brampton, Ontario.

10.40	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Calder Place in St. Albert, Alberta.

14.1	BWAY Corporation Code of Ethics. (18)

21.1	Subsidiaries of BWAY Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 (File No. 33-91114).
(2)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).
(3)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended March 31, 1996 (File No. 0-26178).
(4)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 1996 (File No. 0-26178).
(5)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225).
(6)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 29, 1996 (File No. 1-12415).
(7)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended March 29, 1998 (File No. 1-12415).
(8)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 28, 1997 (File No. 1-12415).
(9)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended July 4, 1999 (File No. 1-12415).
(10)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415).

(11)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended April 2, 2000 (File No. 1-12415).
(12)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended July 1, 2001 (File No. 1-12415).
(13)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-12415).
(14)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 2002 (File No. 1-12415).
(15)	Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415).
(16)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 29, 2002 (File No. 1-12415).
(17)	Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-4 (File No. 333-104388).
(18)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended September 28, 2003 (File No. 1-12415).
(19)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended January 4, 2004 (File No. 1-12415).
(20)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of May 28, 2004 (File No. 1-12415).
(21)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 7, 2004 (File No. 1-12415).
(22)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).
(23)	Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation (a wholly owned subsidiary of BCO Holding Company):

We have audited the accompanying consolidated balance sheets of BWAY Corporation and subsidiaries (the “Company”) as of October 1, 2006 and October 2, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended October 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWAY Corporation and subsidiaries at October 1, 2006 and October 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Assets Retirement Obligations, an interpretation of FASB Statement No. 143,” in the fourth quarter of fiscal year 2006.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 28, 2006

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

October 1, 2006 and October 2, 2005 (Dollars in thousands, except share data)	2006	2005
Assets

CURRENT ASSETS
Cash and cash equivalents	$50,979	$51,889
Accounts receivable, net of allowance for doubtful accounts of $1,702 and $1,613	115,986	104,122
Inventories	80,441	71,965
Income taxes receivable	7,291	—
Deferred tax assets	4,038	9,174
Other	4,842	3,750

TOTAL CURRENT ASSETS	263,577	240,900

PROPERTY, PLANT AND EQUIPMENT, NET	142,944	142,476

OTHER ASSETS
Goodwill	248,687	219,218
Other intangible assets, net	166,201	156,751
Deferred financing costs, net of accumulated amortization of $4,029 and $4,085	10,952	10,589
Other	1,384	2,060

TOTAL OTHER ASSETS	427,224	388,618

TOTAL ASSETS	$833,745	$771,994

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$118,939	$97,968
Accrued salaries and wages	13,856	13,786
Accrued interest	9,837	10,803
Accrued rebates	11,091	10,104
Income taxes payable	—	7,993
Current portion of long-term debt	20,506	30,000
Other	18,360	16,537

TOTAL CURRENT LIABILITIES	192,589	187,191

LONG-TERM DEBT	419,495	365,300

OTHER LIABILITIES
Deferred tax liabilities	71,292	76,119
Other	22,886	19,948

TOTAL OTHER LIABILITIES	94,178	96,067

TOTAL LIABILITIES	706,262	648,558

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	112,882	104,082
Retained earnings	15,098	19,701
Accumulated other comprehensive loss	(497)	(347)

TOTAL STOCKHOLDER’S EQUITY	127,483	123,436

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$833,745	$771,994

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
NET SALES	$918,513	$829,109	$611,588

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	796,401	714,039	529,064
Depreciation and amortization	41,615	43,215	31,724
Selling and administrative expense	29,777	22,120	14,040
Restructuring and impairment charge	1,511	5,265	352
Interest expense, net	34,660	32,165	26,889
Other expense (income), net	1,813	(175)	178

TOTAL COSTS AND EXPENSES	905,777	816,629	602,247

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	12,736	12,480	9,341
Provision for income taxes	6,941	4,351	3,634
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,795	8,129	5,707
Cumulative effect of change in accounting principle, net of income taxes of $246	(398)	—	—

NET INCOME	$5,397	$8,129	$5,707

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Corporation and Subsidiaries

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$104,082	$104,022	$73,622
Deferred shares of BCO Holding granted	—	—	400
Exercise of stock options	8,800	60	—
Capital contribution of BCO Holding	—	—	30,000

Balance, end of period	112,882	104,082	104,022

RETAINED EARNINGS
Balance, beginning of period	19,701	11,572	5,865
Net income	5,397	8,129	5,707
Dividend to BCO Holding	(10,000)	—	—

Balance, end of period	15,098	19,701	11,572

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	(347)	(589)	—
Minimum pension liability adjustment, net of tax	(401)	242	(589)
Cumulative foreign currency translation adjustment	251	—	—

Balance, end of period	(497)	(347)	(589)

TOTAL STOCKHOLDER’S EQUITY	$127,483	$123,436	$115,005

COMPREHENSIVE INCOME
Net income	$5,397	$8,129	$5,707
Additional minimum pension liability, net of tax of $(280), $152 and $(369)	(401)	242	(589)
Cumulative foreign currency translation adjustment	251	—	—

TOTAL COMPREHENSIVE INCOME	$5,247	$8,371	$5,118

COMMON STOCK SHARES ISSUED AND OUTSTANDING	1,000	1,000	1,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,397	$8,129	$5,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28,101	31,353	24,136
Amortization of other intangible assets	13,514	11,862	7,588
Amortization of deferred financing costs	2,156	2,120	1,970
Deferred financing costs expensed	1,040	—	1,252
Cumulative effect of change in accounting principle, net of tax benefit	398	—	—
(Provision for) recovery of doubtful accounts	(13)	(41)	178
Impairment charge	—	1,000	—
Loss (gain) on disposition of property, plant and equipment and assets held for sale	98	(754)	(57)
Utilization of acquired deferred tax asset	1,659	—	—
Deferred income taxes	835	(6,900)	3,334
Stock-based compensation expense	10,155	1,852	1,110
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(411)	(23,042)	(889)
Inventories	(1,082)	(12,690)	7,526
Other assets	(831)	639	239
Accounts payable	15,420	31,832	(9,773)
Accrued and other liabilities	(219)	8,091	383
Income taxes, net	(15,284)	10,873	2,394

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,933	64,324	45,098

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,041)	(20,282)	(19,066)
Business acquisitions, net of cash acquired	(68,427)	(262)	(202,307)
Proceeds from disposition of property, plant and equipment and assets held for sale	1,337	1,297	516

NET CASH USED IN INVESTING ACTIVITIES	(92,131)	(19,247)	(220,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facility	—	—	(17,170)
Proceeds from term loan	240,000	—	225,000
Repayments of term loan	(195,927)	(19,700)	(10,000)
Capital contribution from BCO Holding	—	—	30,000
Dividend paid to BCO Holding	(10,000)	—	—
Proceeds from stock option exercise	—	40	—
Decrease in unpresented bank drafts in excess of cash available for offset	—	(621)	(18,072)
Principal repayments under capital leases	(241)	(232)	(117)
Financing costs incurred	(3,544)	—	(6,805)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,288	(20,513)	202,836

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(910)	24,564	27,077

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,889	27,325	248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,979	$51,889	$27,325

SUPPLEMENTAL DISCLOSURES
Cash paid (refunded) during the period for:
Interest	$33,200	$29,866	$22,595
Income taxes	19,833	378	(2,493)
Detail of business acquisitions
Fair value of assets acquired	74,597	221	290,461
Liabilities (assumed ) adjusted	(6,170)	41	(88,154)

Cash paid for business acquisitions, net	68,427	262	202,307
Non-cash investing and financing activities
Amounts owed for capital expenditures	642	897	1,062
Assets acquired through capital leases	—	81	560
Grant of deferred shares in conjunction with the NAMPAC Acquisition	—	—	400

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

BWAY Corporation (“BWAY”, “we”, “our” or the “Company”) manufactures and distributes metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets.

We are a wholly owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., as a result of a leveraged buyout completed on February 7, 2003 (the “Transaction”). The Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities were recorded at fair market value for the interests acquired and liabilities assumed by new investors and at carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. References herein to “Predecessor” refer to the Company prior to the Transaction.

In the fourth quarter of 2006, we acquired substantially all of the assets of Industrial Containers Ltd, a Canadian manufacturer of rigid plastic containers and steel pails. In the fourth quarter of 2004, we acquired all of the issued and outstanding common stock of North America Packaging Corporation (“NAMPAC”), a manufacturer of rigid plastic containers. See Note 2 regarding these acquisitions.

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of BWAY and its subsidiaries, each wholly owned. We have eliminated all significant intercompany accounts and transactions. Results of operations related to acquisitions are included from the date of acquisition. Certain prior period amounts have been reclassified to conform to the current period for presentation purposes.

Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2006, 2005 and 2004 ended October 1, 2006, October 2, 2005 and October 3, 2004, respectively. Fiscal years 2006 and 2005 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks. Our NAMPAC and ICL subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30 and have been consolidated as of September 30, 2006 and September 30, 2005 and for the years then ended and for the year ended September 30, 2004. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the Consolidated Financial Statements.

Unless otherwise stated, references to years in these consolidated financial statements relate to fiscal years rather than to calendar years.

We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our Consolidated Financial Statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates and assumptions.

All references in these consolidated financial statements to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico, unless otherwise indicated.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which eliminates the ability to account for share based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. For purposes of SFAS 123R, a “nonpublic entity” as defined in the Statement includes entities that have only debt securities trading in a public market.

We adopted SFAS 123R as of the required effective date for nonpublic entities, which, for us, was October 2, 2006, using the “prospective transition” method. Under the “prospective transition” method, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and to awards modified, repurchased or cancelled after the required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

effective date. As such, the adoption of the Statement did not result in a cumulative effect of a change in accounting principle. However, SFAS 123R will have an impact on our consolidated financial statements for new awards and for awards modified, repurchased or cancelled after the required effective date. Under SFAS 123R, we are no longer required to provide, after adoption of the Statement, pro forma disclosures for outstanding awards that we continue to account for under the intrinsic value method previously allowed under APB 25.

In March 2005, the Securities and Exchange Commission (the “SEC”) released SEC Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the implementation of SFAS 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. The guidance of SAB 107 will be followed in association with our adoption of SFAS 123R.

The following table illustrates the pro forma effect on net income if we had determined stock-based compensation based on the fair value-based method of SFAS 123, Accounting for Stock-Based Compensation, using a “minimum value” methodology, which excludes the effects of volatility of our stock price on the fair value of the option since our equity securities are not publicly traded.

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004
(Dollars in thousands)	2006	2005	2004
Net income	$5,397	$8,129	$5,707
Add: Stock-based compensation included in reported net income, net of related tax effects (1)	4,620	1,206	683
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(950)	(2,707)	(2,463)

PRO FORMA NET INCOME	$9,067	$6,628	$3,927

(1)	Stock-based compensation included in net income, net of related tax effects, recorded in 2005 and 2004 relates to stock options issued pursuant to the Holding Incentive Plan (see Note 8). Of the stock-based compensation included in net income, net of related tax effects, recorded in 2006, approximately 0.6 million relates to stock options issued pursuant to the Holding Incentive Plan and approximately $4.0 million relates to the cash settlement of Exchange Options exercised (see Note 7). Under SFAS 123, no additional compensation expense is recognized for cash settlements of outstanding awards, which is why pro forma stock-based compensation expense for 2006 is less than stock-based compensation under APB 25.

The weighted-average grant date fair value of each option granted during 2006, 2005 and 2004 was $9.68, $2.39 and $3.80, respectively.

In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model and assumptions appropriate to the plan. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than the employee stock options we grant, and changes to the subjective assumptions used in the model can result in different fair value estimates. The weighted average grant date fair values for the options granted in 2006, 2005 and 2004 were based on the following assumptions:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	3.8%	4.0%
Expected life (in years)	10.0	3.5	4.0

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are carried at the lower of cost or market. Generally, inventory is determined under the last-in, first-out (LIFO) method of inventory valuation. However, inventory totaling approximately $7.1 million at our ICL subsidiary is determined under the first-in, first-out (FIFO) method of inventory valuation. We estimate reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. Projected inventory losses are recognized at the time the loss is probable rather than when the goods are ultimately sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Generally, estimated useful lives are 30 years for buildings and improvements, 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 years for computer information systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

We amortize leasehold improvements over the lesser of the estimated useful lives or the remaining underlying lease term. We depreciate equipment under capital leases using the straight-line method over the lesser of the estimated useful life or the term of the lease. We periodically assess the appropriateness of and make revisions to the remaining estimated useful lives of property, plant and equipment. For leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease after June 2005, we amortize these improvements over the lesser of the useful life of the assets or the term of the lease including renewals that are reasonably assured at the date of the business combination or purchase.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for maintenance and repairs. When we retire or otherwise dispose of property, plant and equipment, we remove the asset balances from the related asset and accumulated depreciation accounts, and we credit or charge to operations any resulting gain or loss, respectively.

We capitalize interest in connection with the installation of major machinery and equipment. Capitalized interest is recorded as part of the cost of the related asset and is depreciated over the asset’s estimated useful life. Interest capitalized in 2006, 2005 and 2004 was immaterial.

We include assets under capital leases and the related amortization in property, plant and equipment and depreciation expense, respectively.

Goodwill and Other Intangible Assets

Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually. We perform an impairment test for our indefinite-lived intangible assets by comparing the fair value of indefinite-lived intangible assets to their carrying value. The fair value of the assets is estimated based on discounted future cash flows. We recognize an impairment charge if the carrying value of the assets exceed their estimated fair value. There were no impairments of indefinite-lived intangibles during 2006, 2005 or 2004.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of the reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our two operating divisions is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test at the end of 2006. For purposes of our annual goodwill impairment test, we obtained an independent valuation of our reporting units. Based on a comparison of the independent valuation to the carrying value of each reporting unit, we determined that goodwill was not impaired at the end of 2006. Our annual impairment tests for 2005 and 2004 did not indicate an impairment of goodwill.

Our other intangible assets consist of finite-lived and indefinite-lived identifiable intangibles. We amortize our acquired finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. A portion of these intangibles represent basis carried over in the Transaction; these continue to be amortized on a straight-line basis. Our finite-lived intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset would be written down to its fair market value as estimated by future discounted cash flows. Indefinite-lived identifiable intangibles are tested in the same manner as goodwill, as discussed above. There were no impairments of other intangible assets recognized in 2006, 2005 or 2004.

Deferred Financing Costs

We amortize deferred financing costs to interest expense over the term of the related financing agreement using the straight-line method for costs associated with financing having a single payoff date and using a declining balance method for costs associated with financing having scheduled payoffs, each of which approximates the effective yield method.

Foreign Currency Translation

The financial statements of our non-U.S. subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in stockholder’s equity. Assets and liabilities are translated at the rate of exchange on the balance sheet date, while revenues and expenses are translated at average exchange rates during the year.

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

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to other current assets on the consolidated balance sheets. At the end of 2005, assets held for sale in other current assets was approximately $0.6 million.

Fair Value of Financial Instruments

Due to variable interest rates that change on a relative short-term basis, we consider the historical carrying value of our Term Loan borrowings to be a reasonable estimate of their fair value. The fair value of our publicly held Senior Notes is estimated based on the quoted bid price for these debt instruments and was approximately $210.0 and $211.0 million at the end of 2006 and 2005, respectively. The Term Loans and Senior Notes are further described in Note 6. In addition, we consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value. Our estimates of fair value involve judgment and are not necessarily indicative of the amounts that could be realized or paid in a current market exchange.

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

Earnings per Share

We are not required to present earnings per share information because our common stock is not publicly traded.

Comprehensive Income

Comprehensive income includes net income, adjustments to the minimum pension liability, net of tax, and foreign currency translation adjustments.

The components of accumulated other comprehensive loss are as follows:

October 1, 2006 and October 2, 2005
(Dollars in thousands)	2006	2005
Minimum pension liability adjustment, net of tax	$(748)	$(347)
Cumulative foreign currency translation adjustment	251	—

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(497)	$(347)

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations, which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

period in which it is incurred if a reasonable estimate of fair value can be made even though uncertainty exists about the timing and/or method of settlement. FIN 47 further clarifies the meaning of “conditional asset retirement obligation” with respect to recording the asset retirement obligation discussed in SFAS 143. Upon adoption of FIN 47 in the fourth quarter of 2006, we recorded an increase in property, plant and equipment of $0.6 million and recognized an asset retirement obligation of $1.2 million. This resulted in the recognition of a non-cash charge of $0.4 million, net of a $0.2 deferred tax benefit, for 2006 that was reported as a cumulative effect of an accounting change. Pursuant to FIN 47, the financial statements for periods prior to October 1, 2006 have not been restated. If FIN 47 had been in effect in prior periods, we would have recorded asset retirement obligations of approximately $1.0 million and $0.9 million at October 2, 2005 and October 3, 2004, respectively.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for us beginning in 2007. However, the Statement does not change the transition provisions of any of the existing accounting pronouncements. SFAS 154 is effective for accounting changes and errors in previously issued financial statements made in fiscal years beginning after December 15, 2005, which for us is the beginning of 2007. We will follow the provisions of this Statement in the event of any future accounting changes.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 2007). We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154 for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which, for us, is fiscal 2007 ending September 30, 2007. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us at the beginning of 2009 (October 2008). We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Since we do not have publicly traded equity securities, SFAS 158 is effective for us at the end of the fiscal year ending after June 15, 2007, which is fiscal 2007 ending September 30, 2007. We are currently evaluating the impact of SFAS 158 on our consolidated financial statements.

2. ACQUISITIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

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

The acquisition was accounted for as a purchase in accordance with SFAS 141, Business Combinations. As such, the assets and liabilities have been recorded at fair market value. We allocated the purchase price based on our estimates and with the assistance of an independent appraiser. The purchase price allocation was adjusted in 2006 for a correction to a vacation liability and for the utilization of an acquired deferred tax asset, net of contingency, that was not previously recorded (see Note 5).

The following is a summary of the final allocation of fair values of the assets and liabilities, as adjusted, related to the acquisition:

July 7, 2004
(Dollars in thousands)
Current assets	$46,121
Property, plant and equipment	42,289
Intangible assets subject to amortization	104,828
Goodwill	98,894
Other assets	284

Total assets	292,416

Current liabilities	37,670
Other liabilities	51,989

Total liabilities	89,659

CASH PURCHASE PRICE, NET OF $11,351 CASH ACQUIRED	$202,757

We allocated goodwill and intangible assets resulting from the acquisition to our plastics packaging segment. The weighted-average life of the acquired intangible assets subject to amortization is approximately 17.5 years. Goodwill resulting from this acquisition is not deductible for income tax purposes.

ICL Acquisition

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The net assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly owned subsidiary of BWAY created to effectuate the acquisition. We paid approximately $68.4 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The term loans are further discussed in Note 6. The results of operations related to this acquisition are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $1.7 million in transaction costs associated with the acquisition. The purchase price also includes purchase price adjustments of approximately $0.4 million, which will be paid in 2007.

The ICL Acquisition enables us to expand in the Canadian market. We believe geographic expansion is important to our growth.

We recorded the assets acquired and liabilities assumed at fair market value in accordance with SFAS No. 141. We allocated the purchase price based on our estimates and with the assistance of an independent appraiser. Although we believe the purchase price allocation is substantially complete, the finalization of certain tax allocations or transaction costs, among other things, could result in an adjustment to the allocation.

The following is a summary of the initial allocation of fair value of the assets acquired and liabilities assumed in the transaction:

July 17, 2006
(Dollars in thousands)
Current assets	$18,735
Property, plant and equipment	4,063
Intangible assets subject to amortization	22,679
Goodwill	29,166

Total assets	74,643

Less: Current liabilities	(6,216)

NET ASSETS ACQUIRED	68,427

Goodwill and intangible assets resulting from the acquisition have been allocated to each of our metal and plastics packaging segment based on estimated fair value. See Note 5. The weighted-average life of the acquired intangible assets subject to amortization is approximately 13 years. Goodwill resulting from this acquisition is not deductible for U.S. income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

3. INVENTORIES

October 1, 2006 and October 2, 2005
(Dollars in thousands)	2006	2005
Raw materials	$26,212	$28,999
Work-in-progress	39,181	29,737
Finished goods	32,894	25,316
Inventories at FIFO cost	98,287	84,052
LIFO reserve	(17,846)	(12,087)

INVENTORIES	$80,441	$71,965

During 2006 and 2004, as a result of reduced inventory quantities, LIFO inventory quantities carried at lower costs were liquidated which resulted in an increase in income before taxes and cumulative effect of change in accounting principle of approximately $3.0 million and $0.6 million, respectively. There was no LIFO liquidation in 2005. The liquidation results in additional earnings due to LIFO inventories valued at costs prevailing in prior years that were lower than the costs of current purchases.

4. PROPERTY, PLANT AND EQUIPMENT

October 1, 2006 and October 2, 2005
(Dollars in thousands)	2006	2005
Land	$3,272	$3,063
Buildings and improvements	13,740	12,609
Machinery and equipment	203,168	181,031
Furniture, fixtures and computer information systems	15,019	13,518
Construction-in-progress	7,454	9,669

	242,653	219,890
Accumulated depreciation	(99,709)	(77,414)

PROPERTY, PLANT AND EQUIPMENT, NET	$142,944	$142,476

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the net carrying amount of goodwill for 2006 and 2005 by reportable segment:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
BALANCE, OCTOBER 3, 2004	$112,556	$107,741	$220,297
Adjustments related to the NAMPAC Acquisition (1)	—	(1,079)	(1,079)

BALANCE, OCTOBER 2, 2005	112,556	106,662	219,218
Correction related to the NAMPAC Acquisition(2)	—	667	667
Utilization of acquired deferred tax asset, net of contingency(3)	—	(731)	(731)
Additions related to the ICL Acquisition	7,677	21,489	29,166
Currency translation adjustment	95	272	367

BALANCE, OCTOBER 1, 2006	$120,328	$128,359	$248,687

(1)	Purchase accounting adjustments primarily related to net operating loss carryforwards, which resulted in an increase in deferred tax assets, net of a valuation allowance, and a reduction in goodwill of approximately $0.9 million.
(2)	During the implementation of an automated time keeping system in the first quarter of fiscal 2006 at facilities acquired in the NAMPAC Acquisition, we determined that the accrued vacation liability recorded as part of the purchase price allocation for the NAMPAC Acquisition was understated by approximately $0.7 million due to differences between actual pay practices and documentation provided and used to determine the purchase price allocation. We recorded an adjustment of $0.7 million to the accrued salaries and wages liability related to accrued vacation in the consolidated balance sheet as of January 1, 2006 with an offsetting increase to goodwill. Based on the amount of this adjustment and the impact on previously reported financial statements, management determined that such previously issued financial statements were not materially misstated.
(3)	In the third quarter of fiscal 2006, we reduced goodwill for approximately $1.7 million related to the utilization of a deferred tax asset associated with a net operating loss carryforward acquired in the NAMPAC Acquisition. However, a portion of the net operating loss carryforward is currently under review by the Internal Revenue Service. As such, we have established a contingent liability for approximately $1.0 million (and increased goodwill) based on our estimate of net operating loss carry forwards that are probable of disallowance by the Internal Revenue Service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Identifiable intangible assets by major asset class:

	2006			2005
October 1, 2006 and October 2, 2005 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLES ASSETS
Customer relationships	$177,873	$(33,601)	$144,272	$158,060	$(21,924)	$136,136
Tradenames	25,984	(4,809)	21,175	22,833	(3,150)	19,683
Noncompetition agreements	401	(260)	141	401	(82)	319

	204,258	(38,670)	165,588	181,294	(25,156)	156,138

UNAMORTIZABLE INTANGIBLES ASSETS
Technology	613	—	613	613	—	613

	$204,871	$(38,670)	$166,201	$181,907	$(25,156)	$156,751

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected future amortization expense:

(Dollars in thousands)
FISCAL YEAR ENDING
2007	$15,519
2008	15,011
2009	14,468
2010	14,396
2011	13,766
Thereafter	92,428

$165,588

6. LONG-TERM DEBT

October 1, 2006 and October 2, 2005 (Dollars in thousands)	2006	2005
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	189,500	—
Variable rate CAD term loan maturing July 2013	50,501	—
Variable rate USD term loan (1)	—	195,300

	440,001	395,300
Less: Current portion	(20,506)	(30,000)

LONG TERM DEBT, NET OF CURRENT PORTION	$419,495	$365,300

(1)	Loan was refinanced with the variable rate USD term loan maturing July 2013 in conjunction with the ICL Acquisition (see Note 2).

The current portion of long-term debt for 2006 and 2005 reflects voluntary prepayments of the applicable USD term loan of $20.0 million and $30.0 million, respectively. The prepayments were made in the first quarter following the applicable year-end.

The weighted-average interest rate on variable rate credit facility borrowings at the end of 2006 and 2005 was 7.0% and 6.0%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Scheduled maturities on long-term debt reflecting any prepayments discussed above are as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2007	$20,506
2008	1,794
2009	2,652
2010	2,223
2011	202,223
Thereafter	210,603

$440,001

Senior Subordinated Notes

The $200.0 million principal amount of 10% Senior Subordinated Notes due 2010 (the “Senior Notes”) are unsecured senior subordinated obligations of the Company and are effectively subordinated to all senior debt obligations of the Company. Interest on the Senior Notes is payable semi-annually in arrears on April 15 and October 15. The interest rate is fixed at 10% per annum. All of our U.S. based subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The Senior Notes are governed by an Indenture dated as of November 27, 2002 between BWAY Finance Corp. and The Bank of New York, as trustee, as assumed by BWAY Corporation on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are subject to covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At October 1, 2006, we were in compliance with all applicable covenants related to the Senior Notes.

We may redeem some or all of these notes at redemption prices specified in the Indenture (105% on October 15, 2006 declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require us to repurchase the notes at 101% of the principal amount.

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the term of the notes. At the end of 2006 and 2005, approximately $4.2 million and $5.2 million, respectively, of the deferred costs remained to be amortized.

Credit Facility

New Credit Facility

On July 17, 2006, in conjunction with the ICL Acquisition, we entered into a new credit facility with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers. The credit facility consists of a $190.0 million B Term Loan (the “US Term Loan”) and a $50.0 million revolving credit facility (the “US Revolver”) with BWAY Corporation as borrower and a Cdn$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a $5.0 million equivalent revolving credit facility (the “Canadian Revolver”) with ICL as borrower.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the B Term Loan and the US and Canadian Revolvers mature April 15, 2010 and the C Term Loan matures July 18, 2011.

The US Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the Credit Agreement. Once repaid, the US Term Loan may not be reborrowed. Scheduled quarterly repayments of approximately $0.5 million begin September 30, 2006 and continue to March 31, 2013. The remaining balance is due on the maturity date. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus .005% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the Credit Agreement) plus a fixed margin of 1.75%. At the end of 2006, the effective interest rate on outstanding US Term Loan borrowings was approximately 7.13%.

The US Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the Credit Agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of the federal funds rate plus .005% or the administrative agent’s “prime lending rate”. Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the Credit Agreement. Once repaid, the Canadian Term Loan may not be reborrowed. Scheduled quarterly repayments of approximately Cdn$141 thousand (approximately $127 thousand US dollar equivalent at the end of 2006) begin September 30, 2006 and continue to March 31, 2013. The remaining balance is due on the maturity date. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus 75 basis points plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. At the end of 2006, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 6.43%.

The Canadian Revolver is denominated in either U.S. or Canadian dollars, at the option of the borrower, and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan for U.S. dollar denominated loans or Canadian Prime Rate Loan or a B/A Discount Rate Loan for Canadian dollar denominated loans, each as defined in the Credit Agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans or Canadian Prime Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 0.25% to 1.00%. Interest accrues on Eurodollar Loans or B/A Discount Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

BCO Holding and each of our U.S. subsidiaries have guaranteed the B Term Loan and US Revolver, each of which is secured by substantially all of our U.S. assets and the assets of BCO Holding and, subject to certain limitations, the outstanding stock of ICL. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned by BWAY. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

A portion of the initial net proceeds from the Term Loans were used to finance the ICL Acquisition.

At the end of 2006, we had $8.0 million in standby letter of credit commitments that reduced our available borrowings under the US Revolver to $42.0 million. There were no outstanding US or Canadian Revolver borrowings at the end of 2006.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At the end of 2006, we were in compliance will all applicable covenants contained in the credit agreement.

Deferred Financing Costs

In connection with the refinancing of our credit facility, we followed the guidance of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”) related to the revolver and EITF 96-19 Debtor’s Accounting for Modification or Exchange of Debt Instruments (“EITF 96-19”) related to the term loans. Pursuant to EITF 98-14, we carried forward approximately $0.4 million and expensed approximately $0.2 million of the unamortized financing costs related to the revolver at the date refinanced, July 17, 2006. Pursuant to EITF 96-19, the refinancing was not considered a “debt extinguishment” and, as such, we expensed approximately $0.8 million in third-party expenses incurred in connection with refinancing the term loan and carried forward $3.9 million in unamortized financing costs related to the term loan at July 17, 2006. We incurred and deferred approximately $1.5 million in new fees and costs associated with the US Revolver and US Term Loan and approximately $1.2 million in fees and costs associated with the Canadian Revolver and Term Loan.

We are amortizing the resulting $5.9 million of these deferred costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing the remaining $1.1 million related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At the end of 2006, approximately $6.8 million of deferred costs associated with the New Credit Facility were unamortized. At the end of 2005, approximately $5.4 million of deferred costs associated with the Old Credit Facility were unamortized.

In 2004, we charged to interest expense approximately $1.3 million of unamortized deferred financing costs that were not carried forward under EITF 98-14 when we refinanced the credit facility in connection with the NAMPAC Acquisition.

Old Credit Facility

On July 7, 2004, in connection with the NAMPAC Acquisition, we entered into a $255.0 million credit facility with various lenders and Deutsche Bank Trust Company Americas, as administrative agent. The credit facility consisted of (a) a $225.0 million term loan facility which was scheduled to mature June 30, 2011 and (b) a $30.0 million revolving credit facility, which was scheduled to mature June 30, 2009. This credit facility was refinanced in conjunction with the ICL Acquisition, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

7. STOCKHOLDER’S EQUITY

Dividend

In the fourth quarter of 2006, we declared a dividend of $10.0 million payable to BCO Holding. The dividend was used to purchase 45,482 shares of BCO Holding common stock controlled by our chairman and chief executive officer and to cash settle the exercise of approximately 386,000 Exchange Options (as defined in Note 8). All of the Exchange Options were fully vested as of February 7, 2003 and the settlement price per option was based on the difference between the fair value per share of BCO Holding common stock at the exercise date and the weighted average option price. We recorded approximately $8.8 million in stock-based compensation expense related to the exercise of these options and increased additional paid-in capital in the same amount.

NAMPAC Acquisition

In the fourth quarter of 2004, Kelso and the other BCO Holding stockholders, including certain members of our senior management, made an additional capital contribution of $30.0 million through BCO Holding in association with the NAMPAC Acquisition. No additional shares were issued to BCO Holding in exchange for the capital contribution, which is recorded in additional paid-in capital. Also in the fourth quarter of 2004, approximately $0.4 million was recorded to additional paid-in capital related to a deferred share agreement between BCO Holding and an officer of NAMPAC whereby approximately $0.4 million of the officer’s compensation under a NAMPAC long-term incentive plan, which was terminated and paid out in conjunction with the NAMPAC Acquisition, was deferred in the form of deferred shares of BCO Holding common stock. The number of deferred shares granted was fixed based on a value per share agreed upon by the parties to the deferred share agreement. The obligation under the deferred share agreement can only be settled through the issuance of BCO Holding common stock.

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

8. STOCK-BASED COMPENSATION

In February 2000, Predecessor adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Board. As a result of the Transaction, (which, as defined in the Predecessor Incentive Plan, was a change in control event), all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options to acquire BCO Holding common stock with an exercise price of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

$10.00 per share (“Exchange Options”). The Exchange Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Effective with the closing of the Transaction in February 2003, BCO Holding assumed the Predecessor Incentive Plan, and we granted approximately 1.8 million options on February 8, 2003. The Predecessor Incentive Plan was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”), which increased the number of available shares of common stock of BCO Holding subject to options from 2,006,989 to 2,395,103.

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

We account for Service Options as fixed awards and determine compensation expense as the amount by which the fair value of BCO Holding common stock at the effective grant date exceeds the exercise price of the option granted. Compensation expense, if any, related to Service Options is recognized ratably as the options vest. Because the number of options is contingent upon future events, we account for Performance Options as variable awards and record compensation expense for the number of options with known vesting during each reporting period. The compensation expense recorded for the Performance Options is the change during the period in the amount by which the fair value of BCO Holding common stock at the end of the reporting period exceeds the exercise price on unvested options. We also account for Exit Options as variable awards. However, since the contingent event upon which they are based is unknown, we have not recorded compensation expense related to these options.

The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier by BCO Holding. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. Although the Holding Incentive Plan grants the right to acquire shares in BCO Holding, the Holding Incentive Plan is used to incentivize certain of our employees, including management, and certain options available under the plan are tied to our performance. As such, the Holding Incentive Plan is accounted for as if it were a direct plan of the Company. BCO Holding is a holding company that owns 100% of our outstanding common stock and does not have any other operations.

We recorded approximately $1.4 million, $1.9 million and $1.1 million in stock-based compensation expense in 2006, 2005 and 2004, respectively, related to outstanding Service and Performance options. Because the underlying exit event cannot be reasonably estimated, we did not record compensation expense in any of those periods related to Exit Options. In addition, we recorded stock-based compensation expense of approximately $8.8 million related to the exercise of certain exchange options as further described in Note 7.

The following table presents the status of the Holding Incentive Plan at the end of 2004, 2005 and 2006 and changes during the periods then ended:

	Shares Under Option	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
EMPLOYEE STOCK OPTIONS
Options outstanding at September 28, 2003	3,464,226	$7.57	1,625,820	$4.82
Options granted	468,000	16.49
Options forfeited	(72,252)	10.00

Options outstanding at October 3, 2004	3,859,974	8.61	1,898,236	5.57
Options granted	121,692	19.20
Options exercised	(4,000)	10.00
Options forfeited	(102,166)	11.14

Options outstanding at October 2, 2005	3,875,500	8.87	2,251,684	6.50
Options granted	139,618	27.23
Options exercised	(386,221)	3.58
Options forfeited	(142,244)	16.06

OPTIONS OUTSTANDING AT OCTOBER 1, 2006	3,486,653	$9.90	2,173,109	$7.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table summarizes information about stock options outstanding and exercisable at October 1, 2006:

October 1, 2006	Number Outstanding	Weighted-Average Remaining Term	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
RANGE OF EXERCISE PRICES
$2.22 to 5.53	1,239,599	5.2 years	$5.21	1,239,599	$5.21
$10.00	1,665,818	6.4 years	10.00	797,512	10.00
$16.49 to 22.00	401,898	7.9 years	16.73	120,564	16.63
$26.37 to 31.19	179,338	9.3 years	26.07	15,434	24.42

	3,486,653	6.3 years	$9.90	2,173,109	$7.74

At October 1, 2006, there were 144,049 options available for grant.

9. INCOME TAXES

Our provision for income taxes consists of the following:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
CURRENT INCOME TAXES
Federal	$3,703	$9,907	$(546)
Foreign	1,161	—	—
State	1,242	1,344	478
DEFERRED INCOME TAXES	835	(6,900)	3,702

PROVISION FOR INCOME TAXES	$6,941	$4,351	$3,634

The provision for income taxes is reconciled with the federal statutory rate as follows:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
Income tax expense at the federal statutory rate	$4,458	$4,368	$3,269
State income tax expense, net of federal income tax benefits	399	437	327
Foreign income taxed at rates other than the federal statutory rate	(947)	(791)	(296)
Puerto Rican tax assessment	899	—	—
Adjustment to estimated effective state tax rates	1,034	—	—
Other items, net	1,098	337	334

PROVISION FOR INCOME TAXES	6,941	$4,351	$3,634

EFFECTIVE TAX RATE AS A PERCENTAGE OF PRETAX INCOME	54.5%	34.9%	38.9%

The components of deferred tax assets and liabilities are as follows:

October 1, 2006 and October 2, 2005 (Dollars in thousands)	2006	2005
DEFERRED TAX LIABILITIES
Property, plant and equipment	$27,221	$30,567
Intangible assets	54,087	56,407
Other	1,664	842

TOTAL DEFERRED TAX LIABILITIES	82,972	87,816

DEFERRED TAX ASSETS
Restructuring reserves	956	779
Employee benefits	11,260	11,815
Accounts receivable	1,460	1,409
Inventory	102	3,990
Transaction costs	775	1,384
Net operating loss carryforwards	—	727
Other	1,165	1,494

Total deferred tax assets, gross	15,718	21,598
Valuation allowance	—	(727)

TOTAL DEFERRED TAX ASSETS	15,718	20,871

DEFERRED TAX LIABILITY, NET	$67,254	$66,945

Current deferred tax assets, net	$(4,038)	$(9,174)
Noncurrent deferred tax liability, net	71,292	76,119

DEFERRED TAX LIABILITY, NET	$67,254	$66,945

In accordance with SFAS 109, Accounting for Income Taxes, and SFAS 5, Accounting for Contingencies, we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. At the end of 2006 and 2005, we had recorded tax contingency reserves of approximately $1.3 million and $0.4 million, respectively. The increase in the tax contingency reserve relates to estimated amounts of utilized acquired net operating losses that are probable of disallowance. Any future benefits of these net operating losses will result in an adjustment to goodwill. See Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

10. LEASE COMMITMENTS

We lease manufacturing facilities, warehouses and office space under operating leases, and we lease vehicles and equipment under operating and capitalized leases. We recorded lease expense of approximately $10.8 million, $11.1 million and $8.2 million in 2006, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable capitalized and operating leases, net of sublease income, at October 1, 2006:

(Dollars in thousands)	Capitalized Leases	Operating Leases
Fiscal year ending
2007	$228	$9,812
2008	148	9,495
2009	92	7,776
2010	—	6,748
2011	—	6,475
2012 and thereafter	—	17,227

Total minimum lease payments	468	$57,533

Less: imputed interest	(25)

Present value of minimum capitalized lease payments	443
Current portion of capitalized lease obligations	219

Long-term capitalized lease obligations	$224

11. EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We determine the discount rate assumption for our defined benefit pension plan based on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

We have a defined benefit pension plan sponsored by NAMPAC that covers certain of its hourly and salaried employees. The plan was frozen effective October 31, 2004 for salaried participants; the plan was frozen to hourly participants in 1998. Benefits are based on the participant’s compensation and period of employment as of the date the applicable portion of the plan was frozen.

We offer postretirement medical coverage to certain union employees at our Cincinnati, Ohio manufacturing facility in accordance with certain of our collective bargaining agreements. We closed the plan to new participants in 1998.

The measurement dates used to determine pension benefit obligations are September 30, 2006 and September 30, 2005 and the measurement dates used to determine other postretirement benefit obligations are October 1, 2006 and October 2, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table reflects the change in benefit obligation and plan assets and the components of net periodic benefits cost associated with these benefits:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	Defined Benefit Pension Plan (1)			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$72	$204	$6	$5	$5
Interest cost	599	609	158	356	382	399
Expected return on plan assets	(603)	(530)	(159)	—	—	—
Recognized net actuarial loss	—	—	—	53	52	59

NET PERIODIC BENEFIT COST	(4)	151	203	415	439	463

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate	5.54%	5.75%	6.10%	5.50%	6.00%	6.00%

Expected return on plan assets	8.00%	8.00%	8.75%	n/a	n/a	n/a

(1)	Net periodic benefit cost for 2004 is for the period from July 7, 2004 when the plan was acquired in the NAMPAC Acquisition. We did not have defined benefit pension plans prior to the NAMPAC Acquisition.

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	Defined Benefit Pension Plan (1)			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
CHANGE IN FAIR VALUE OF PLAN ASSETS
Beginning of period	$7,433	$6,402	$7,353	$—	$—	$—
Actual return on plan assets	489	706	(73)	—	—	—
Company contributions	421	547	—	433	326	532
Benefits paid	(237)	(222)	(878)	(433)	(326)	(532)

END OF PERIOD FAIR VALUE	8,106	7,433	6,402	—	—	—

CHANGE IN PROJECTED BENEFIT OBLIGATION
Beginning of period	$10,908	$10,666	$10,457	$6,700	$6,604	$6,882
Service cost	—	72	204	6	5	5
Interest cost	599	609	158	356	382	399
Actuarial loss (gain)	567	(217)	725	512	35	(150)
Benefits paid	(237)	(222)	(878)	(433)	(326)	(532)

END OF PERIOD PROJECTED BENEFIT OBLIGATION	11,837	10,908	10,666	7,141	6,700	6,604

Unfunded status of the plan	(3,731)	(3,475)	(4,264)	(7,141)	(6,700)	(6,604)
Unrecognized net actuarial loss	1,245	564	958	2,135	1,676	1,692
Accrued benefit cost	(2,486)	(2,911)	(3,306)	(5,006)	(5,024)	(4,912)
Additional minimum liability	(1,245)	(564)	(958)	—	—	—

NET AMOUNT RECOGNIZED	(3,731)	(3,475)	(4,264)	(5,006)	(5,024)	(4,912)

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate	5.75%	5.54%	5.75%	5.75%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a

(1)	Net periodic benefit cost for 2004 is for the period from July 7, 2004 when the plan was acquired in the NAMPAC Acquisition. We did not have defined benefit pension plans prior to the NAMPAC Acquisition.

The accumulated benefit obligation for the defined benefit pension plan was $11.8 million and $10.9 million at the end of 2006 and 2005 respectively. The accumulated benefit obligation for the other post-retirement benefit plans was $7.1 million and $6.7 million at the end of 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following table presents plan assets as a percentage of total plan assets for our defined benefit pension plan at the date indicated:

September 30
(Dollars in thousands)	2006	2005	2004
ASSET CATEGORY
Equity mutual funds	60%	61%	61%
Fixed income mutual funds	40%	39%	39%

	100%	100%	100%

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

Estimated future benefit payments under the defined benefit pension plan and other postretirement benefits by fiscal year are as follows:

(Dollars in thousands)	Pension Benefits	Other Benefits
FISCAL YEAR ENDING
2007	$292	$513
2008	320	514
2009	376	541
2010	404	571
2011	418	582
2012 through 2016	2,727	2,467

In 2007, we expect to contribute approximately $1.0 million and $0.5 million to the pension plan and the postretirement benefit plan, respectively.

For measurement purposes, annual rates of increase of 10.00% and 10.75% in the post-65 per capita costs of covered health care benefits were assumed for each of 2006 and 2005, respectively, and a 9.00% and 9.75% annual rate of increase in the pre-65 per capita costs of covered health care benefits were assumed for 2006 and 2005, respectively. As of October 1, 2006, post-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% per year to 5.5% and remain at that level thereafter. Pre-65 rates were assumed to decrease by 0.75% per year to 7.5% and then by 0.5% per year to 5.5% and remain at that level thereafter.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a Medicare prescription drug benefit that began in calendar 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We evaluated the benefits of the subsidy and determined that the cost of applying for the subsidy was outweighed by the estimated benefit to the Company. As such, plan obligations do not reflect the impact of this legislation.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	2006
1% INCREASE IN ASSUMED HEALTH CARE COST TRENDS
Effect on total service and interest cost components	$42
Effect on postretirement benefit obligation	708

1% DECREASE IN ASSUMED HEALTH CARE COST TRENDS
Effect on total service and interest cost components	$(36)
Effect on postretirement benefit obligation	(609)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of our plans provides for a deferred profit sharing component, which is funded at the discretion of our Board of Directors. Our net contributions to these plans were approximately $2.8 million, $2.5 million and $1.9 million in 2006, 2005 and 2004, respectively.

We contribute to certain union sponsored defined contribution plans that provide benefits to certain of our union employees under collective bargaining agreements. Our contributions to these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

plans were approximately $1.4 million, $1.3 million and $1.4 million in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plans

We provide for retirement benefits to certain current and former executives of the Company or its predecessors through supplemental executive retirement plans (“SERPs”). We recorded expenses of approximately $0.8 million, $0.9 million and $0.4 million in 2006, 2005 and 2004, respectively related to these plans. We paid SERP benefits of approximately $0.4 million, $0.4 million and $0.2 million in 2006, 2005 and 2004, respectively. At October 1, 2006 and October 2, 2005, we had accrued SERP liabilities of $6.6 million and $5.8 million, respectively. The current and the non-current portions of the SERP liability are recorded in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2006 and 2005 were determined using a discount rate of 5.74% and 5.43%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2007	$477
2008	722
2009	722
2010	722
2011	722
2012 through 2016	3,288

12. RELATED PARTY TRANSACTIONS

We pay an annual financial advisory fee to Kelso of approximately $0.5 million and reimburse them for related expenses. These expenses are included in other expense (income), net.

13. RESTRUCTURING AND IMPAIRMENT

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004
(Dollars in thousands)	2006	2005	2004
Restructuring charge	$1,511	$4,265	$352
Impairment charge	—	1,000	—

RESTRUCTURING AND IMPAIRMENT CHARGE	$1,511	5,265	352

The following table set forth changes in the restructuring and exit liabilities, which are included in other current liabilities in the consolidated balance sheets. The nature of the liabilities has not changed from that previously reported and restructuring charges are shown net of any adjustments.

	Metal Packaging Segment			Plastic Packaging Segment
(Dollars in millions)	Severance Costs	Facility Closure Costs	Segment Total	Severance Costs	Facility Closure Costs	Segment Total	Total
Restructuring liability
Balance at September 29, 2003	0.3	1.2	1.5	—	—	—	1.5
Restructuring charge	0.2	0.1	0.3	—	—	—	0.3
Expenditures	(0.5)	(1.2)	(1.7)	—	—	—	(1.7)
Balance at October 3, 2004	—	0.1	0.1	—	—	—	0.1
Restructuring charge	—	0.3	0.3	1.0	3.1	4.1	4.4
Expenditures	—	(0.4)	(0.4)	(0.6)	(1.6)	(2.2)	(2.6)
Balance at October 2, 2005	—	—	—	0.4	1.5	1.9	1.9
Restructuring charge	—	—	—	0.4	0.3	0.7	0.7
Adjustment related to change in sublease assumptions	—	—	—	—	0.8	—	0.8
Expenditures	—	—	—	(0.6)	(1.2)	(1.8)	(1.8)

Balance at October 1, 2006	$—	$—	$—	$0.2	$1.4	$1.6	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

	Metal Packaging Segment			Plastic Packaging Segment			Total
(Dollars in millions)	Severance Costs	Facility Closure Costs	Segment Total	Severance Costs	Facility Closure Costs	Segment Total
Exit Liability
Balance at September 29, 2003	0.2	0.5	0.7	—	—	—	0.7
Adjustments	(0.2)	0.2	—	—	—	—	—
Expenditures	—	(0.5)	(0.5)	—	—	—	(0.5)

Balance at October 3, 2004	—	0.2	0.2	—	—	—	0.2

Adjustments	—	(0.1)	(0.1)	—	—	—	(0.1)
Expenditures	—	(0.1)	(0.1)	—	—	—	(0.1)

Balance at October 2, 2005	$—	$—	$—	$—	$—	$—	$—

Restructuring Charge and Liability

2001 Rightsizing Plan. In 2001, we implemented a manufacturing and cost structure rightsizing plan whereby we recorded a restructuring charge of approximately $5.3 million. The restructuring liability of $1.5 million remaining at the beginning of 2004 primarily related to future lease obligations at two of our closed manufacturing facilities. We recorded a reduction in the restructuring liability of approximately $0.1 million (as an adjustment to restructuring expense) in 2005 as no further severance or facility closure costs were expected. At the end of 2005, there were no amounts remaining in the restructuring liability related to this plan, and we do not anticipate any related future charges or adjustments.

2004 Picayune Facility Closure. In the fourth quarter of 2003, we were notified by one of our large customers that it was converting its steel packaging requirements to an alternative packaging that we did not manufacture. The customer completed its conversion in the second quarter of 2004. As a result of this conversion, we closed our Picayune, Mississippi manufacturing facility, whereby we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other of our manufacturing facilities. Upon notice from the customer and in anticipation of the closure, we recorded a restructuring charge of approximately $0.3 million in 2003 (primarily related to severance and benefits) and recorded an aggregated restructuring charge of approximately $0.3 million in each of 2004 and 2005. The total restructuring charge consisted of severance and benefits, equipment disposition and other related costs associated with closure of the Picayune facility. We terminated approximately 80 employees related to this facility closure.

In addition to the restructuring charge, we shortened the estimated remaining useful lives of certain long-lived assets, primarily equipment, associated with the manufacture of the steel packaging supplied to the customer discussed above. The shortened useful lives resulted in approximately $1.8 million in additional depreciation expense in the fourth quarter of 2003 and approximately $5.8 million in additional depreciation in 2004.

We returned the facility to the landlord in 2005, and, at the end of 2005, there were no amounts remaining in the restructuring liability related to the closure of this facility. We do not anticipate any related future charges or adjustments.

2005 Plastics Manufacturing Restructuring Plan. In October 2004, the Board of Directors approved a broad plan to close certain plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of 2004, and the remaining facilities were closed in the third quarter of 2005. Approximately 88 hourly and approximately 41 salaried employees were affected by the plan. The purpose of the plan was to lower overall manufacturing costs and improve manufacturing capacity through the consolidation of existing business from these closed facilities into our NAMPAC facilities.

In 2005, we recorded a $4.1 million restructuring charge consisting of $3.1 million in costs associated with the shutdown of certain of our plastics manufacturing facilities and $1.0 million in severance and benefits costs associated with the facility closures and the elimination of redundant positions as a result of the NAMPAC Acquisition. A portion of the $3.1 million restructuring charge related to shutdown costs includes the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of 2005.

In addition to the restructuring charge, we recorded approximately $3.9 million of additional depreciation in 2005 associated with the shortened useful lives of equipment subsequently taken out of service in association with the closure of the plastic manufacturing facilities.

During 2006, we incurred and expensed approximately $1.0 million in facility closure costs and approximately $0.3 million in severance costs related to these facilities. Included in the $1.0 million in facility closure costs is an adjustment of approximately $0.8 million related to a change in our sublease assumptions on the remaining facility. We expect to incur future restructuring charges of approximately $0.4 million related to facility shutdown and holding costs, which include the accretion of net lease liabilities recorded at present value, and to severance related costs.

In the fourth quarter of 2006, we closed a warehouse facility in Canada, which resulted in the termination of 3 employees. We recorded approximately $0.1 million in facility closure costs and approximately $0.1 million in severance and benefits costs. We do not anticipate any future charges related to this closure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Impairment Charge

As a result of the plastics manufacturing restructuring plan, as discussed above, we took an initial $0.8 million impairment charge in the third quarter of 2005 to write certain assets down to their estimated fair value and reclassified them as assets held for sale in other current assets. We took an additional charge of $0.2 million in the fourth quarter of 2005 to further write the assets down to their estimated fair value.

At the end of 2005, the estimated fair value less cost to sell of equipment held for sale associated with the closed facilities was approximately $0.6 million, and is included in other current assets. The assets were sold in 2006 for $0.6 million.

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

The facility was classified as an asset held for sale in other current assets at the end of 2004. We sold the facility for approximately $0.7 million in December 2004 and recorded a gain on the sale of approximately $0.2 million.

14. CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows. However, except to the extent otherwise disclosed herein, we believe it is remote that any such material losses could result from environmental remediation matters or environmental investigations relating to our current or former facilities.

We incurred approximately $1.1 million in capital expenditures in 2006 and approximately $0.6 million in 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. We expect to incur approximately $1.1 million in capital expenditures in 2007 to comply with certain environmental laws at a facility related to the ICL Acquisition.

In the third quarter of 2005, we joined a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce our exposure, which we estimate will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at the end of each of 2006 and 2005; however, future expenditures may exceed the amounts accrued.

Self Insurance

We are self-insured with stop loss arrangements for the majority of our medical and workers’ compensation benefits. The self insurance liability related to workers’ compensation is determined actuarially based on filed claims. The self-insurance liability related to medical claims is determined based on internal and external analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $7.0 million and $7.5 million at the end of 2006 and 2005, respectively.

Other

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. At the end of 2006 and 2005, we had accrued approximately $0.3 million and $0.5 million, respectively, related to pending litigation matters.

We have been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint. The claims have been asserted against our Armstrong Containers, Inc. subsidiary (“Armstrong”) based on allegations that Armstrong assumed certain liabilities of MacGregor Lead Company (“MacGregor”), an entity that was involved in the manufacture and sale of lead pigment until 1973, when MacGregor sold its lead paint business to a third party. These cases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

seek to recover unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead based paint. We have been advised by plaintiff’s counsel that other cases are likely to be filed that will name Armstrong as a defendant. We believe that we have valid defenses to these cases and plan to vigorously defend them. We have notified our general liability insurers, who are participating in the defense of the claims. However, we can neither predict the outcome at this time due to uncertainties involved nor can we reasonably determine the scope or amount of potential costs and liabilities related to such litigation. At the end of 2006, we had accrued approximately $0.5 million in legal fees and expenses related to this matter.

In the third quarter of 2006, one of our customers notified us that it had initiated a voluntary product recall of certain of its products due to potential leaks in certain of the containers that we likely manufactured. At the end of 2006, we had approximately $1.2 million accrued related to this matter.

Letters of Credit

At October 1, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $8.0 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Collective Bargaining Agreements

At the end of 2006, approximately 23% of our hourly employees were subject to union collective bargaining agreements. Two of our collective bargaining agreements, representing approximately 47% of our union employees, will become amendable in 2007.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for and the availability of the raw materials used in the manufacture of our products, primarily steel and resin, as well as unfavorable changes in energy costs, primarily electricity and natural gas.

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

Metal Packaging. Metal Packaging includes the metal packaging products and material center services that we have historically offered. Primarily products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging Division. Metal Packaging includes steel pails manufactured by ICL.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and ICL. Principle products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

The following sets forth certain financial information attributable to our business segments for 2006 and 2005.

Fiscal years ended October 1, 2006 and October 2, 2005 (Dollars in thousands)	2006	2005
NET SALES
Metal packaging	$552,968	$528,512
Plastics packaging	365,545	300,597

CONSOLIDATED NET SALES	918,513	829,109

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Metal packaging	87,193	81,831
Plastics packaging	26,354	22,185

Segment earnings excluding depreciation and amortization	113,547	104,016
Corporate undistributed expense	(21,212)	(11,561)
Depreciation and amortization (see below)	(41,615)	(43,215)
Restructuring and impairment charge	(1,511)	(5,265)
Interest expense, net	(34,660)	(32,165)
Other (expense) income, net	(1,813)	670

CONSOLIDATED INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$12,736	$12,480

TOTAL ASSETS
Metal packaging	$318,699	$303,364
Plastics packaging	322,540	285,434

Segment assets	641,239	588,798
Corporate assets	192,506	183,196

CONSOLIDATED TOTAL ASSETS	833,745	771,994

CAPITAL EXPENDITURES
Metal packaging	8,543	8,143
Plastics packaging	15,632	11,337

Segment capital expenditures	24,175	19,480
Corporate capital expenditures	866	802

CONSOLIDATED CAPITAL EXPENDITURES	25,041	20,282

DEPRECIATION AND AMORTIZATION
Metal packaging	21,381	21,468
Plastics packaging	18,331	19,646

Segment depreciation and amortization	39,712	41,114
Corporate depreciation and amortization	1,903	2,101

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$41,615	$43,215

The following sets forth business segment net sales by products and services for 2006, 2005 and 2004:

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004 (Dollars in thousands)	2006	2005	2004
METAL PACKAGING
General line containers	$535,942	$502,318	$472,707
Other	17,026	26,194	45,951

TOTAL METAL PACKAGING SEGMENT NET SALES	552,968	528,512	518,658

PLASTICS PACKAGING SEGMENT NET SALES	365,545	300,597	92,930

CONSOLIDATED NET SALES	$918,513	$829,109	$611,588

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

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004	2006	2005	2004
PERCENTAGE OF SALES TO TOP TEN CUSTOMERS
Metal packaging segment	43%	48%	47%
Plastics packaging segment	40	42	29
Total	35	40	42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

Fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004	2006	2005	2004
PERCENTAGE OF SALES TO LARGEST CUSTOMER
Metal packaging segment	13%	16%	16%
Plastics packaging segment	18	22	16

Total	15	18	16

We sell our products and services primarily in North America. In 2006, 2005 and 2004, sales to customers located outside the United States were less than five percent of our total net sales.

16. SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, each of which is wholly owned. The following condensed, consolidating financial information presents the Consolidating Financial Statements of BWAY and its subsidiaries. We have not presented separate guarantor subsidiary financial statements because we do not believe they would provide materially useful information to investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

CURRENT ASSETS
Cash and cash equivalents	$43,617	$1,458	$5,904	$—	$50,979
Accounts receivable, net	61,279	44,520	10,187	—	115,986
Inventories	53,426	19,944	7,071	—	80,441
Income taxes receivable	18,757	(11,201)	(265)	—	7,291
Deferred tax assets	451	3,587	—	—	4,038
Other	3,420	1,291	131	—	4,842

TOTAL CURRENT ASSETS	180,950	59,599	23,028	—	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	83,955	54,952	4,037	—	142,944

OTHER ASSETS
Goodwill	120,259	98,895	29,533	—	248,687
Other intangible assets, net	51,483	92,265	22,453	—	166,201
Deferred financing costs, net	9,774	—	1,178	—	10,952
Other	1,026	358	—	—	1,384
Investment in subsidiaries	244,960	19,557	—	(264,517)	—

TOTAL OTHER ASSETS	427,502	211,075	53,164	(264,517)	427,224

TOTAL ASSETS	$692,407	$325,626	$80,229	$(264,517)	$833,745

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$56,027	$54,805	$8,107	$—	$118,939
Accrued salaries and wages	10,233	3,096	527	—	13,856
Accrued interest	9,748	—	89	—	9,837
Accrued rebates	9,453	1,537	101	—	11,091
Current portion of long-term debt	20,000	—	506	—	20,506
Other	16,616	1,264	480	—	18,360

TOTAL CURRENT LIABILITIES	122,077	60,702	9,810	—	192,589

LONG-TERM DEBT	369,500	—	49,995	—	419,495

OTHER LIABILITIES
Deferred tax liabilities	24,984	46,308	—	—	71,292
Intercompany	29,593	(29,658)	65	—	—
Other	18,770	4,116	—	—	22,886

TOTAL OTHER LIABILITIES	73,347	20,766	65	—	94,178

TOTAL LIABILITIES	564,924	81,468	59,870	—	706,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	15,098	11,715	474	(12,189)	15,098
Accumulated other comprehensive loss	(497)	(748)	251	497	(497)

TOTAL STOCKHOLDER’S EQUITY	127,483	244,158	20,359	(264,517)	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$692,407	$325,626	$80,229	$(264,517)	$833,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets

CURRENT ASSETS
Cash and cash equivalents	$50,161	$1,728	$—	$51,889
Accounts receivable, net	61,900	42,222	—	104,122
Inventories	41,776	30,189	—	71,965
Deferred tax assets	8,226	948	—	9,174
Other	2,925	825	—	3,750

TOTAL CURRENT ASSETS	164,988	75,912	—	240,900

PROPERTY, PLANT AND EQUIPMENT, NET	90,594	51,882	—	142,476

OTHER ASSETS
Goodwill	120,259	98,959	—	219,218
Other intangible assets, net	58,042	98,709	—	156,751
Deferred financing costs, net	10,589	—	—	10,589
Other	1,138	922	—	2,060
Investment in subsidiaries	219,231	—	(219,231)	—

TOTAL OTHER ASSETS	409,259	198,590	(219,231)	388,618

TOTAL ASSETS	$664,841	$326,384	$(219,231)	$771,994

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$48,311	$49,657	$—	$97,968
Accrued salaries and wages	12,233	1,553	—	13,786
Accrued interest	10,803	—	—	10,803
Accrued rebates	9,458	646	—	10,104
Income taxes payable	4,117	3,876	—	7,993
Current portion of long-term debt	30,000	—	—	30,000
Other	15,292	1,245	—	16,537

TOTAL CURRENT LIABILITIES	130,214	56,977	—	187,191

LONG-TERM DEBT	365,300	—	—	365,300

OTHER LIABILITIES
Deferred tax liabilities	28,388	47,731	—	76,119
Intercompany	1,324	(1,324)	—	—
Other	16,179	3,769	—	19,948

TOTAL OTHER LIABILITIES	45,891	50,176	—	96,067

TOTAL LIABILITIES	541,405	107,153	—	648,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—
Common stock	—	1	(1)	—
Additional paid-in capital	104,082	214,107	(214,107)	104,082
Retained earnings	19,701	5,470	(5,470)	19,701
Accumulated other comprehensive loss	(347)	(347)	347	(347)

TOTAL STOCKHOLDER’S EQUITY	123,436	219,231	(219,231)	123,436

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$664,841	$326,384	$(219,231)	$771,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$548,823	$354,928	$14,762	$—	$918,513

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	461,095	323,676	12,341	(711)	796,401
Depreciation and amortization	22,522	18,493	600	—	41,615
Selling and administrative expense	25,708	3,698	371	—	29,777
Restructuring charge	1,511	—	—	—	1,511
Interest expense, net	34,082	(122)	700	—	34,660
Other expense (income), net	1,534	(446)	14	711	1,813

TOTAL COSTS AND EXPENSES	546,452	345,299	14,026	—	905,777

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,371	9,629	736	—	12,736
Provision for income taxes	2,821	3,858	262	—	6,941
Equity in income of subsidiaries	6,245	474	—	(6,719)	—

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,795	6,245	474	(6,719)	5,795

Cumulative effect of change in accounting principle, net of tax benefit	(398)	—	—	—	(398)

NET INCOME	$5,397	$6,245	$474	$(6,719)	$5,397

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$538,474	$290,635	$—	$829,109

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	451,289	263,461	(711)	714,039
Depreciation and amortization	28,134	15,081	—	43,215
Selling and administrative expense	17,995	4,125	—	22,120
Restructuring and impairment charge	5,265	—	—	5,265
Interest expense, net	32,172	(7)	—	32,165
Other income, net	(127)	(759)	711	(175)

TOTAL COSTS AND EXPENSES	534,728	281,901	—	816,629

INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	3,746	8,734	—	12,480
Provision for income taxes	1,307	3,044	—	4,351
Equity in income of subsidiaries	5,690	—	(5,690)	—

NET INCOME	$8,129	$5,690	$(5,690)	$8,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 3, 2004

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$548,873	$62,715	$—	$611,588

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	474,401	55,377	(714)	529,064
Depreciation and amortization	28,070	3,654	—	31,724
Selling and administrative expense	13,231	809	—	14,040
Restructuring charge	352	—	—	352
Interest expense, net	26,889	—	—	26,889
Other expense (income), net	377	(913)	714	178

TOTAL COSTS AND EXPENSES	543,320	58,927	—	602,247

INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	5,553	3,788	—	9,341
Provision for income taxes	2,443	1,191	—	3,634
Equity in income of subsidiaries	2,597	—	(2,597)	—

NET INCOME	$5,707	$2,597	$(2,597)	$5,707

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,540	$15,362	$6,031	$—	$60,933

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,409)	(15,632)	—	—	(25,041)
Business acquisitions	(18,427)	—	(50,000)	—	(68,427)
Other	1,337	—	—	—	1,337

NET CASH USED IN INVESTING ACTIVITIES	(26,499)	(15,632)	(50,000)	—	(92,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	190,000	—	50,000	—	240,000
Repayments of term loan	(195,800)	—	(127)	—	(195,927)
Dividend paid to BCO Holding	(10,000)	—	—	—	(10,000)
Other	(3,785)	—	—	—	(3,785)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(19,585)	—	49,873	—	30,288

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,544)	(270)	5,904		(910)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,161	1,728	—	—	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,617	$1,458	$5,904	$—	$50,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$55,784	$8,540	$64,324

Cash flows from investing activities
Capital expenditures	(8,945)	(11,337)	(20,282)
Other	1,035	—	1,035

Net cash used in investing activities	(7,910)	(11,337)	(19,247)

Cash flows from financing activities
Repayments of term loan	(19,700)	—	(19,700)
Other	(813)	—	(813)

Net cash used in financing activities	(20,513)	—	(20,513)

Net increase (decrease) in cash and cash equivalents	27,361	(2,797)	24,564
Cash and cash equivalents, beginning of period	22,800	4,525	27,325

Cash and cash equivalents, ending of period	$50,161	$1,728	$51,889

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 3, 2004

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$49,790	$(4,692)	$45,098

Cash flows from investing activities
Capital expenditures	(16,932)	(2,134)	(19,066)
Business acquisitions, net of cash acquired	(213,658)	11,351	(202,307)
Other	516	—	516

Net cash used in investing activities	(230,074)	9,217	(220,857)

Cash flows from financing activities
Net borrowings under revolving credit facility	(17,170)	—	(17,170)
Proceeds from term loan	225,000	—	225,000
Repayments of term loan	(10,000)	—	(10,000)
Capital contribution from BCO Holding	30,000	—	30,000
Decrease in unpresented bank drafts in excess of cash available for offset	(18,072)	—	(18,072)
Principal repayments under capital leases	(117)	—	(117)
Financing costs incurred	(6,805)	—	(6,805)

Net cash provided by financing activities	202,836	—	202,836

Net increase in cash and cash equivalents	22,552	4,525	27,077
Cash and cash equivalents, beginning of period	248	—	248

Cash and cash equivalents, ending of period	$22,800	$4,525	$27,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Corporation and Subsidiaries

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total(1)
FISCAL YEAR 2006
Net sales	$201,373	$225,419	$242,675	$249,046	$918,513
Gross profit (excluding depreciation and amortization)	16,039	31,751	37,786	36,536	122,112
(Loss) income before cumulative effect of change in accounting principle, net of tax	(4,606)	4,917	9,310	(3,826)	5,795

Net (loss) income	(4,606)	4,917	9,310	(4,224)	5,397

FISCAL YEAR 2005
Net sales	$174,707	$206,830	$227,412	$220,160	$829,109
Gross profit (excluding depreciation and amortization)	18,769	29,962	35,869	30,470	115,070

Net (loss) income	(1,889)	1,420	6,012	2,586	8,129

(1)	The results of operations in the fourth quarter of fiscal 2006 include the following items:

•	ICL Asset Purchase was completed on July 17, 2006 and the related results of operations are included from the date of acquisition. See Note 2.

•	We recorded an adjustment of approximately $0.8 million related to a change in our estimated sublease assumptions on a closed manufacturing facility, which resulted in additional restructuring expense. See Note 13.

•	We expensed approximately $0.8 million in debt issuance costs that could not be capitalized related to the refinancing of the credit facility. The expense was recorded to other expense, net. See Note 6.

•	We recorded approximately $8.8 million in stock based compensation related to the cash settlement of certain Exchange Options exercised. The expense was recorded in Selling and Administrative Expense. See Notes 1, 7 and 8.

•	We adopted FIN 47 at the end of 2006, which resulted in a charge of $0.4 million, net of related tax effect, related to the cumulative effect of change in accounting principle. See Note 1.

•	The provision for income taxes includes approximately $0.9 million related to a Puerto Rican tax assessment and to approximately $1.0 million related to adjustments to our estimated effective state tax rate.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II	Valuation and Qualifying Accounts of BWAY Corporation and Subsidiaries	S-2

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

BWAY CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Description	Balance, Beginning of the Period	Additions Charged to Costs and Expenses	Acquired Balances (Purchase Accounting)		Deductions(2)	Balance, End of the Period
Allowance for Doubtful Accounts:
Year ended October 3, 2004	$961	$265	$515	(1)	$87	$1,654
Year ended October 2, 2005	1,654	189	—		230	1,613
Year ended October 1, 2006	1,613	95	102	(3)	108	1,702

(1)	Represents the opening balance established as part of purchase accounting associated with the NAMPAC Acquisition.
(2)	Deductions represent the net write-offs of uncollectible items.
(3)	Represents the opening balance established as part of purchase accounting associated with the ICL Acquisition.

S-2