Form 10-Q
period 2006-12-31
BWAY CORP
filed 2007-02-14
CIK 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

December 31, 2006

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

As of February 13, 2007, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended December 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	December 31, 2006	October 1, 2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$11,203	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,306 and $1,702	97,743	115,986
Inventories, net	90,553	80,441
Income taxes receivable	4,385	7,291
Deferred tax assets	6,360	4,038
Other	6,384	4,842

TOTAL CURRENT ASSETS	216,628	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	140,335	142,944

OTHER ASSETS
Goodwill	247,365	248,687
Other intangible assets, net	161,329	166,201
Deferred financing costs, net of accumulated amortization of $4,551 and $4,029	10,375	10,952
Other	1,373	1,384

TOTAL OTHER ASSETS	420,442	427,224

TOTAL ASSETS	$777,405	$833,745

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$91,064	$118,939
Accrued salaries and wages	9,277	13,856
Accrued interest	5,712	9,837
Accrued rebates	12,697	11,091
Current portion of long-term debt	913	20,506
Other	17,773	18,360

TOTAL CURRENT LIABILITIES	137,436	192,589

LONG-TERM DEBT	416,706	419,495

OTHER LIABILITIES
Deferred tax liabilities	72,013	71,292
Other	22,957	22,886

TOTAL OTHER LIABILITIES	94,970	94,178

TOTAL LIABILITIES	649,112	706,262

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	112,882	112,882
Retained earnings	16,836	15,098
Accumulated other comprehensive loss	(1,425)	(497)

TOTAL STOCKHOLDER’S EQUITY	128,293	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$777,405	$833,745

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(Dollars in thousands)	December 31, 2006	January 1, 2006
NET SALES	$202,376	$201,373

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	174,163	185,334
Depreciation and amortization	11,398	9,952
Selling and administrative expense	4,215	4,531
Restructuring charge	39	134
Interest expense, net	9,403	8,221
Other expense, net	57	202

TOTAL COSTS AND EXPENSES	199,275	208,374

INCOME (LOSS) BEFORE INCOME TAXES	3,101	(7,001)

Provision for (benefit from) income taxes	1,363	(2,395)

NET INCOME (LOSS)	$1,738	$(4,606)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in thousands)	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,738	$(4,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	7,517	6,701
Amortization of other intangible assets	3,881	3,251
Amortization of deferred financing costs	525	532
Provision (benefit) for doubtful accounts	(391)	(85)
(Gain) loss on disposition of property, plant and equipment	(5)	29
Deferred income taxes	(1,601)	—
Stock-based compensation expense	223	247
Changes in assets and liabilities
Accounts receivable	18,170	10,141
Inventories	(10,448)	1,665
Other assets	(1,538)	(255)
Accounts payable	(27,332)	601
Accrued and other liabilities	(7,724)	(9,450)
Income taxes	2,921	(12,159)

NET CASH USED IN OPERATING ACTIVITIES	(14,064)	(3,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,273)	(5,443)
Other	1	18

NET CASH USED IN INVESTING ACTIVITIES	(5,272)	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(20,122)	(30,000)
Principal repayments under capital leases	(55)	(60)

NET CASH USED IN FINANCING ACTIVITIES	(20,177)	(30,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(263)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,776)	(38,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,203	$13,016

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$13,002	$19,922
Income taxes	38	9,764
Non-cash investing and financing activities
Amounts owed for capital expenditures	462	417

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BWAY Corporation (“BWAY”) and its subsidiaries (collectively, the “Company”, “we” or “our”) and have been prepared without audit. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K for the year ended October 1, 2006 (the “Annual Report”). The consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

Results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Unless otherwise stated, references to years in these consolidated financial statements relate to fiscal years rather than to calendar years.

Business and Segment Information

We manufacture and distribute metal and rigid plastic containers for paint and certain other consumer and industrial products primarily in the United States and Canada. We operate the company as two divisions. We report two segments—metal packaging and plastics packaging. See Note 9, “Business Segments”, for a discussion of our business segments.

We are a wholly-owned subsidiary of BCO Holding Company (“BCO Holding”), an affiliate of Kelso & Company, L.P., a private equity firm, as a result of a merger transaction whereby all outstanding shares of BWAY’s common stock, with certain exceptions, were redeemed on February 7, 2003.

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by our subsidiary, ICL Industrial Containers ULC (“ICL”). The results of operations related to this acquisition are included from the acquisition date.

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (“NAMPAC”) and ICL subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

2.	INVENTORIES

(Dollars in thousands)	December 31, 2006	October 1, 2006
Raw materials	$29,949	$26,212
Work-in-progress	39,078	39,181
Finished goods	35,185	32,894

Inventories at FIFO cost	104,212	98,287
LIFO reserve	(13,659)	(17,846)

INVENTORIES	$90,553	$80,441

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first quarter of 2007:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
BALANCE, OCTOBER 1, 2006	$120,328	$128,359	$248,687
Currency translation adjustment	(347)	(975)	(1,322)

BALANCE, DECEMBER 31, 2006	$119,981	$127,384	$247,365

Identifiable intangible assets by major asset class:

	December 31, 2006			October 1, 2006
December 31, 2006 and October 1, 2006 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$176,986	$(36,939)	$140,047	$177,873	$(33,601)	$144,272
Tradenames	25,843	(5,268)	20,575	25,984	(4,809)	21,175
Noncompetition agreements	401	(307)	94	401	(260)	141

	203,230	(42,514)	160,716	204,258	(38,670)	165,588

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$203,843	$(42,514)	$161,329	$204,871	$(38,670)	$166,201

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining nine months)	$11,556
2008	14,916
2009	14,381
2010	14,306
2011	13,684
Thereafter	91,873

$160,716

4.	LONG-TERM DEBT

(Dollars in thousands)	December 31, 2006	October 1, 2006
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	169,500	189,500
Variable rate CAD term loan maturing July 2013	48,119	50,501

	417,619	440,001
Less: Current portion	(913)	(20,506)

LONG TERM DEBT, NET OF CURRENT PORTION	$416,706	$419,495

The current portion of long-term debt as of October 1, 2006 reflects a voluntary prepayment of the USD term loan of $20.0 million made in the first quarter of 2007. Prepayments on the Term Loan reduce future scheduled payments.

The weighted-average interest rate on variable rate credit facility borrowings as of December 31, 2006 and October 1, 2006 was approximately 7.0%.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining nine months)	$363
2008	1,771
2009	2,629
2010	2,200
2011	202,200
Thereafter	208,456

$417,619

Of the $0.9 million current portion of long-term debt, $0.4 million is scheduled to be repaid in the last nine months of 2007 and the remaining $0.5 million is scheduled to be repaid in the first quarter of 2008.

Senior Subordinated Notes

10% Senior Notes Due 2010

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

The Senior Notes are governed by an Indenture dated as of November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY Corporation on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are subject to covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At December 31, 2006, we were in compliance with all applicable covenants related to the Senior Notes.

We may redeem some or all of these notes at redemption prices specified in the Indenture (105% on October 15, 2006 declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require us to repurchase the notes at 101% of the principal amount.

We incurred and have deferred approximately $8.0 million in financing costs related to the underwriting and registration of these notes. We are amortizing these deferred costs to interest expense over the term of the notes. At December 31, 2006 and October 1, 2006, approximately $3.9 million and $4.2 million, respectively, of the deferred costs remained to be amortized.

Credit Facility

On July 17, 2006, in conjunction with the ICL Acquisition, we entered into a new credit facility with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers. The credit facility consists of a $190.0 million B Term Loan (the “US Term Loan”) and a $50.0 million revolving credit facility (the “US Revolver”) with BWAY Corporation as borrower and a Cdn$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a $5.0 million U.S. dollar equivalent revolving credit facility (the “Canadian Revolver”) with ICL as borrower.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the B Term Loan and the US and Canadian Revolvers mature April 15, 2010 and the C Term Loan matures July 18, 2011.

The US Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the Credit Agreement. Once repaid, the US Term Loan may not be reborrowed. Due to a $20.0 million voluntary prepayment in December 2006, scheduled quarterly repayments of approximately $0.4 million resume December 31, 2007 and continue through March 31, 2013. The remaining balance is due on the maturity date. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus .005% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the Credit Agreement) plus a fixed margin of 1.75%. At December 31, 2006, the effective interest rate on outstanding US Term Loan borrowings was approximately 7.2%.

The US Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of the federal funds rate plus .005% or the administrative agent’s “prime lending rate”. Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement. At December 31, 2006, there were no US Revolver borrowings outstanding.

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the credit agreement. Once repaid, the Canadian Term Loan may not be reborrowed. Scheduled quarterly repayments of approximately Cdn$141 thousand (approximately $121 thousand U.S. dollar equivalent at December 31, 2006) began September 30, 2006 and continue through March 31, 2013. The remaining balance is due on the maturity date. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus 75 basis points plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. As of December 31, 2006, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 6.4%.

The Canadian Revolver can be drawn in either U.S. or Canadian dollars, at the option of the borrower, and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan for U.S. dollar denominated loans or Canadian Prime Rate Loan or a B/A Discount Rate Loan for Canadian dollar denominated loans, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans or Canadian Prime Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 0.25% to 1.00%. Interest accrues on Eurodollar Loans or B/A Discount Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement. At December 31, 2006, there were no Canadian Revolver borrowings outstanding.

BCO Holding and each of our U.S. subsidiaries have guaranteed the B Term Loan and US Revolver, each of which is secured by substantially all of our U.S. assets and the assets of BCO Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned by BWAY, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

At December 31, 2006, we had $7.9 million in standby letter of credit commitments that reduced our available borrowings under the US and Canadian Revolvers to $42.1 million. There were no outstanding revolver borrowings at December 31, 2006.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At December 31, 2006, we were in compliance will all applicable covenants contained in the credit agreement.

We are amortizing approximately $5.9 million in deferred financing costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing approximately $1.1 million in deferred financing costs related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At December 31, 2006 and October 1, 2006, approximately $6.4 million and $6.8 million of deferred costs associated with the credit facility were unamortized.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

Employee benefit obligation liabilities:

(Dollars in thousands)	December 31, 2006	October 1, 2006
Defined benefit pension liability	$3,564	$3,730
Retiree medical and other postretirement benefits	5,081	5,006
Deferred compensation	6,542	6,570

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$15,187	$15,306

Approximately $0.5 million and $14.6 million of the employee benefit obligation liabilities are recorded in current liabilities and other long-term liabilities, respectively, at December 31, 2006. Approximately $0.5 million and $14.8 million of the employee benefit obligation liabilities are recorded in current liabilities and other long-term liabilities, respectively, at October 1, 2006.

Components of net periodic benefit cost.

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended
(Dollars in thousands)	December 31, 2006	October 1, 2006	December 31, 2006	October 1, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$1	$2
Interest cost	169	150	99	89
Expected return on plan assets	(170)	(151)	—	—
Recognized net actuarial loss	1	—	18	13

NET PERIODIC BENEFIT COST	$—	$(1)	$118	$104

6.	RESTRUCTURING LIABILITY

The following table sets forth changes in our restructuring liability from October 1, 2006 to December 31, 2006. The nature of the liability has not changed from that previously reported in the Annual Report. The restructuring liability is included in other current liabilities and relates to the Plastics Packaging segment.

(Dollars in millions)	Balance October 1, 2006	Expenditures	Balance December 31, 2006
RESTUCURING LIABILITY
Severance costs	$0.2	$(0.1)	$0.1
Facility closure costs	1.4	(0.2)	1.2

TOTALS	$1.6	$(0.3)	$1.3

7.	STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) as of October 2, 2006 using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards modified, repurchased or cancelled after the required effective date. We will continue to account for stock-based compensation related to awards outstanding as of October 2, 2006 (and not subsequently modified, repurchased or cancelled) using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”).

Pursuant to SFAS 123R, a nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. For instance, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity’s share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price (“Calculated Value”). We are a nonpublic entity, as defined by SFAS 123R, and we are unable to reasonably estimate the fair value of our equity awards and similar instruments because it is not practicable for us to estimate the expected volatility of our share price. Therefore, we estimate volatility using the historical volatility of publicly traded companies within the packaging and container industry sector in order to determine the Calculated Value of our equity awards.

For purposes of determining the Calculated Value of share-based payment awards on the date of grant under SFAS 123R, we use the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the estimates of fair value, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options.

SFAS 123R also amends SFAS 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. Under SFAS 123R, we are no longer required to provide pro forma disclosures for outstanding awards that we continue to account for under the intrinsic value method of APB 25 given that such pro forma disclosures were computed using the minimum value method. Based on option activity in the first quarter of 2007, the impact on stock-based compensation of adopting SFAS 123R was not material.

We recorded stock-based compensation of $0.2 million for each of the three months ended December 31, 2006 and January 1, 2006.

Summary of Stock-Based Compensation Plans

In February 2000, Predecessor (as defined in Note 1 to the consolidated financial statements under Item 8 of the Annual Report) adopted the Fourth Amendment and Restatement of the 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Board. As a result of the Transaction (as defined in Note 1 to the consolidated financial statements under Item 8 of the Annual Report), which as defined in the Predecessor Incentive Plan, was a change in control event, all outstanding options became immediately vested and exercisable. Certain members of management that held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BCO Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY Corporation were exchanged 2-for-1 for new options to acquire BCO Holding common stock with an exercise price of $10.00 per share (“Exchange Options”). The Exchange Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Effective with the closing of the Transaction in February 2003, BCO Holding assumed the Predecessor Incentive Plan, and we granted approximately 1.8 million options on February 8, 2003. The Predecessor Incentive Plan was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”), which, excluding the Exchange Options, increased the number of available shares of common stock of BCO Holding subject to options from 2,006,989 to 2,395,103.

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

For options outstanding prior to the effective date of SFAS 123R, we account for Service Options as fixed awards and determine compensation expense as the amount by which the fair value of BCO Holding common stock at the grant date exceeds the exercise price of the option granted. Compensation expense, if any, related to Service Options is recognized ratably as the options vest. Because the number of options is contingent upon future events, for options outstanding prior to the effective date of SFAS 123R, we account for Performance Options as variable awards and record compensation expense for the number of options with known vesting during each reporting period. The compensation expense recorded for the Performance Options is the change during the period in the amount by which the fair value of BCO Holding common stock at the end of the reporting period exceeds the exercise price on unvested options. We also account for Exit Options outstanding prior to the effective date of SFAS 123R as variable awards. However, since the contingent event upon which they are based is unknown, we have not recorded compensation expense related to these options.

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

The following table presents the changes in the Holding Incentive Plan from October 1, 2006 to December 31, 2006:

	Exchange Options	Service Options	Performance Options	Exit Options	Total Options
EMPLOYEE STOCK OPTIONS
Options outstanding at October 1, 2006	1,239,599	897,543	223,984	1,125,527	3,486,653
Options granted	—	6,000	1,500	7,500	15,000
Options forfeited	—	(3,972)	(993)	(4,964)	(9,929)

OPTIONS OUTSTANDING AT DECEMBER 31, 2006	1,239,599	899,571	224,491	1,128,063	3,491,724

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Number Outstanding	Weighted-Average Remaining Term	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
RANGE OF EXERCISE PRICES
$2.22 to 5.53	1,239,599	5.0 years	$5.21	1,239,599	$5.21
$10.00	1,665,818	6.1 years	10.00	797,512	10.00
$16.49 to 22.00	441,618	7.7 years	17.20	137,721	16.93
$26.37 to 31.19	144,618	9.3 years	27.70	19,918	27.66

	3,491,724	6.0 years	$9.94	2,188,751	$7.86

At December 31, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 6.0 years and 5.6 years, respectively. At December 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $73.9 million and $50.9 million, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations and remediation resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any investigation or identified remediation obligations will have a material adverse effect on our financial condition, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial condition, results of operations or cash flows. However, except to the extent otherwise disclosed herein, we believe that there is a remote possibility any such material losses could result from environmental remediation matters or environmental investigations relating to our current or former facilities.

We have incurred approximately $0.7 million in the first quarter of 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. In addition, we expect to incur approximately $1.4 million in capital expenditures in the remainder of 2007 to comply with certain environmental laws at a facility related to the ICL Acquisition.

We are a member of a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We estimate our exposure related to this site will approximate $0.1 million.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at December 31, 2006 and October 1, 2006. However, our future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

We are self-insured with stop loss arrangements for the majority of our medical and workers’ compensation benefits. The self insurance liability related to workers’ compensation is determined actuarially based on filed claims. The self-insurance liability related to medical claims is determined based on internal and external analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.4 million and $7.0 million at December 31, 2006 and October 1, 2006, respectively.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.3 million at December 31, 2006 and October 1, 2006 related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Several leading paint manufacturers are defendants in various lawsuits, concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by public entities alleging that lead pigment in paint constitutes a public nuisance requiring abatement. We have been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint. The claims have been asserted against our Armstrong Containers, Inc. subsidiary (“Armstrong”) based on allegations that Armstrong assumed certain liabilities of the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor was involved in the manufacture and sale of lead pigment until 1973, when MacGregor sold its lead paint business to a third party.

The allegations in these cases are similar to those against leading paint manufacturers described above. Plaintiffs in the public nuisance cases seek compensatory damages, including the cost of abating the alleged nuisance, and plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint. We expect that additional lead pigment and lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment and lead-based paint litigation against Armstrong and encourage an increase in the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. As of December 31, 2006 and October 1, 2006, we had accrued approximately $0.4 million and $0.5 million, respectively, in legal fees and expenses related to these matters. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our cash flows, financial condition or results of operations.

Letters of Credit

At December 31, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.9 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

Other

In the third quarter of 2006, one of our customers notified us that it had initiated a voluntary product recall of certain of its products due to potential leaks in certain of the containers that we likely manufactured. As of December 31, 2006 and October 1, 2006, we had accrued approximately $0.7 million and $1.2 million, respectively, related to this matter.

9.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments —Metal Packaging and Plastics Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes our metal packaging products, such as paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastics Packaging division. Metal packaging includes steel pails manufactured by ICL.

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

Segment assets include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments have not changed from those described in the Annual Report. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

The following sets forth certain financial information attributable to our business segments for the three months ended December 31, 2006 and January 1, 2006.

	Three Months Ended
(Dollars in thousands)	December 31, 2006	January 1, 2006
NET SALES
Metal packaging	$118,874	$117,407
Plastics packaging	83,502	83,966

CONSOLIDATED NET SALES	202,376	201,373

INCOME (LOSS) BEFORE INCOME TAXES
Metal packaging	12,940	12,161
Plastics packaging	12,955	1,458

SEGMENT EARNINGS	25,895	13,619

Corporate undistributed expense	(1,897)	(2,111)
Depreciation and amortization (see below)	(11,398)	(9,952)
Restructuring charge	(39)	(134)
Interest expense, net	(9,403)	(8,221)
Other expense, net	(57)	(202)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	$3,101	$(7,001)

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,535	$5,242
Plastics packaging	5,397	4,193

Segment depreciation and amortization	10,932	9,435
Corporate depreciation and amortization	466	517

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$11,398	$9,952

The following table sets forth total assets attributable to our business segments as of December 31, 2006 and October 1, 2006.

(Dollars in thousands)	December 31, 2006	October 1, 2006
TOTAL ASSETS
Metal packaging assets	$320,178	$318,699
Plastics packaging assets	322,341	322,540

Segment assets	642,519	641,239
Corporate	134,886	192,506

CONSOLIDATED TOTAL ASSETS	$777,405	$833,745

In the first quarter of 2007, approximately 91% of our net sales were in the U.S., approximately 8% of our net sales were in Canada and the remaining 1% was to other foreign countries. In the first quarter of 2006, net sales outside the U.S. were less than 5%. In the first quarter of 2007, approximately 94% and 87% of our metal packaging net sales and plastics packaging net sales, respectively, were in the U.S. with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 0.5%). Geographic net sales information is based on the destination of our shipments

Long-lived assets located in Canada at December 31, 2006 and October 1, 2006 were approximately $53.1 million and $56.0 million, respectively. At December 31, 2006 and October 1, 2006, all other long-lived assets were located in the U.S.

10.	COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income (loss) is comprised of net income (loss) and adjustments for foreign currency translation. The components of accumulated other comprehensive loss and total comprehensive income (loss) are as follows:

(Dollars in thousands)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, October 1, 2006	$(748)	$251	$(497)
Change	—	(928)	(928)

BALANCE, DECEMBER 31, 2006	$(748)	$(677)	$(1,425)

The components of total comprehensive income (loss) are as follows:

	Three Months Ended
(Dollars in thousands)	December 31, 2006	January 1, 2006
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,768	$(4,606)
Foreign currency translation adjustment	(928)	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$810	$(4,606)

11.	SUBSEQUENT EVENT

On January 30, 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately CDN$6.5 million (approximately $5.5 million U.S. dollars at the closing date). The acquisition was funded using cash on hand. Vulcan is headquartered in Toronto and produces steel pails for distribution primarily in Canada. The acquired business will be included in our metal packaging segment.

12.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, each of which is wholly owned. The following condensed, consolidating financial information presents the unaudited consolidating financial statements of BWAY and its subsidiaries. We have not presented separate guarantor subsidiary financial statements because we do not believe they would provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

December 31, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

CURRENT ASSETS
Cash and cash equivalents	$3,275	$702	$7,226	$—	$11,203
Accounts receivable, net	52,482	36,483	8,778	—	97,743
Inventories	58,850	24,853	6,850	—	90,553
Income taxes receivable	19,034	(14,101)	(548)	—	4,385
Deferred tax assets	2,305	4,055	—	—	6,360
Other	5,419	950	159	(144)	6,384

TOTAL CURRENT ASSETS	141,365	52,942	22,465	(144)	216,628

PROPERTY, PLANT AND EQUIPMENT, NET	83,029	53,395	3,911	—	140,335

OTHER ASSETS
Goodwill	120,259	98,895	28,211	—	247,365
Other intangible assets, net	49,920	90,466	20,943	—	161,329
Deferred financing costs, net	9,293	—	1,082	—	10,375
Other	1,016	357	—	—	1,373
Investment in subsidiaries	248,427	20,118	—	(268,545)	—

TOTAL OTHER ASSETS	428,851	209,836	50,236	(268,545)	420,442

TOTAL ASSETS	$653,309	$316,173	$76,612	$(268,689)	$777,405

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$45,500	$38,391	$7,173	$—	$91,064
Accrued salaries and wages	6,331	2,318	628	—	9,277
Accrued interest	5,619	—	93	—	5,712
Accrued rebates	11,133	1,435	129	—	12,697
Current portion of long-term debt	429	—	484	—	913
Other	16,080	1,564	273	(144)	17,773

TOTAL CURRENT LIABILITIES	85,092	43,708	8,780	(144)	137,436

LONG-TERM DEBT	369,071	—	47,635	—	416,706

OTHER LIABILITIES
Deferred tax liabilities	25,705	46,308	—	—	72,013
Intercompany	26,159	(26,364)	205	—	—
Other	18,989	3,968	—	—	22,957

TOTAL OTHER LIABILITIES	70,853	23,912	205	—	94,970

TOTAL LIABILITIES	525,016	67,620	56,620	(144)	649,112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	16,836	16,110	1,035	(17,145)	16,836
Accumulated other comprehensive loss	(1,425)	(748)	(677)	1,425	(1,425)

TOTAL STOCKHOLDER’S EQUITY	128,293	248,553	19,992	(268,545)	128,293

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$653,309	$316,173	$76,612	$(268,689)	$777,405

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

CURRENT ASSETS
Cash and cash equivalents	$43,617	$1,458	$5,904	$—	$50,979
Accounts receivable, net	61,279	44,520	10,187	—	115,986
Inventories	53,426	19,944	7,071	—	80,441
Income taxes receivable	18,757	(11,201)	(265)	—	7,291
Deferred tax assets	451	3,587	—	—	4,038
Other	3,420	1,291	131	—	4,842

TOTAL CURRENT ASSETS	180,950	59,599	23,028	—	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	83,955	54,952	4,037	—	142,944

OTHER ASSETS
Goodwill	120,259	98,895	29,533	—	248,687
Other intangible assets, net	51,483	92,265	22,453	—	166,201
Deferred financing costs, net	9,774	—	1,178	—	10,952
Other	1,026	358	—	—	1,384
Investment in subsidiaries	244,960	19,557	—	(264,517)	—

TOTAL OTHER ASSETS	427,502	211,075	53,164	(264,517)	427,224

TOTAL ASSETS	$692,407	$325,626	$80,229	$(264,517)	$833,745

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$56,027	$54,805	$8,107	$—	$118,939
Accrued salaries and wages	10,233	3,096	527	—	13,856
Accrued interest	9,748	—	89	—	9,837
Accrued rebates	9,453	1,537	101	—	11,091
Current portion of long-term debt	20,000	—	506	—	20,506
Other	16,616	1,264	480	—	18,360

TOTAL CURRENT LIABILITIES	122,077	60,702	9,810	—	192,589

LONG-TERM DEBT	369,500	—	49,995	—	419,495

OTHER LIABILITIES
Deferred tax liabilities	24,984	46,308	—	—	71,292
Intercompany	29,593	(29,658)	65	—	—
Other	18,770	4,116	—	—	22,886

TOTAL OTHER LIABILITIES	73,347	20,766	65	—	94,178

TOTAL LIABILITIES	564,924	81,468	59,870	—	706,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	15,098	11,715	474	(12,189)	15,098
Accumulated other comprehensive loss	(497)	(748)	251	497	(497)

TOTAL STOCKHOLDER’S EQUITY	127,483	244,158	20,359	(264,517)	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$692,407	$325,626	$80,229	$(264,517)	$833,745

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended December 31, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$115,162	$72,709	$14,505	$—	$202,376

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	101,510	60,835	11,996	(178)	174,163
Depreciation and amortization	5,680	5,096	622	—	11,398
Selling and administrative expense	3,206	636	373	—	4,215
Restructuring charge	39	—	—	—	39
Interest expense, net	8,609	—	794	—	9,403
Other expense (income), net	177	(153)	(145)	178	57

TOTAL COSTS AND EXPENSES	119,221	66,414	13,640	—	199,275

(LOSS) INCOME BEFORE INCOME TAXES	(4,059)	6,295	865	—	3,101

(Benefit from) provision for income taxes	(1,402)	2,461	304	—	1,363
Equity in income of subsidiaries	4,395	561	—	(4,956)	—

NET INCOME	$1,738	$4,395	$561	$(4,956)	$1,738

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended January 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$117,407	$83,966	$—	$—	$201,373

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	103,983	81,529	—	(178)	$185,334
Depreciation and amortization	5,585	4,367	—	—	9,952
Selling and administrative expense	3,560	971	—	—	4,531
Restructuring charge	134	—	—	—	134
Interest expense, net	8,224	(3)	—	—	8,221
Other expense (income), net	203	(179)	—	178	202

TOTAL COSTS AND EXPENSES	121,689	86,685	—	—	208,374

LOSS BEFORE INCOME TAXES	(4,282)	(2,719)	—	—	(7,001)
Benefit from income taxes	(1,455)	(940)	—	—	(2,395)
Equity in loss of subsidiaries	(1,779)	—	—	1,779	—

NET LOSS	$(4,606)	$(1,779)	$—	$1,779	$(4,606)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Three Months Ended December 31, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16,882)	$955	$1,863	$—	$(14,064)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,414)	(1,703)	(156)	—	(5,273)
Other	1	—	—	—	1

NET CASH USED IN INVESTING ACTIVITIES	(3,413)	(1,703)	(156)	—	(5,272)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(122)	—	(20,122)
Other	(47)	(8)	—	—	(55)

NET CASH USED IN FINANCING ACTIVITIES	(20,047)	(8)	(122)	–	(20,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(263)	—	(263)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,342)	(756)	1,322	—	(39,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,275	$702	$7,226	$—	$11,203

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Three Months Ended January 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6,228)	$2,840	$—	$—	$(3,388)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,973)	(3,470)	—	—	(5,443)
Other	18	—	—	—	18

NET CASH USED IN INVESTING ACTIVITIES	(1,955)	(3,470)	—	—	(5,425)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(30,000)	—	—	—	(30,000)
Other	(60)	—	—	—	(60)
NET CASH USED IN FINANCING ACTIVITIES	(30,060)	—	—	—	(30,060)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,243)	(630)	—	—	(38,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,161	1,728	—	—	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,918	$1,098	$—	$—	$13,016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included under Part I, Item 1, of this report.

Unless otherwise indicated, references to years in our discussion and analysis relate to fiscal years rather than to calendar years.

As further described under “Major Developments” in Item 7 of the Annual Report, on July 17, 2006 we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by our wholly-owned subsidiary, ICL Industrial Containers ULC (“ICL”). The results of operations related to this acquisition are included from the date of the acquisition.

Executive Summary

The following highlights changes in the results of operations in the first quarter of 2007 from the first quarter of 2006. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•	The ICL Acquisition contributed $14.5 million to net sales and $2.5 million to gross margin.

•	Excluding the impact of the ICL Acquisition, net sales decreased $13.5 million (6.7%) and gross margin increased $9.7 million (60.3%).

•

The decrease in net sales, excluding the ICL impact, is primarily due to lower volume in the plastics packaging segment and lower selling prices in each segment. Selling prices in the plastics packaging segment decreased as a result of a decrease in the cost of resin from the prior year. Overall, selling prices decreased in the metal packaging segment due to a decrease in the volume of products sold that generally have higher selling prices.

•

Excluding the impact of the ICL Acquisition, gross margin included a favorable impact of $12.5 million over the prior year due to a decrease in inventory costs as a result of our LIFO method of accounting. Excluding this LIFO impact and the impact of the ICL Acquisition, gross margin decreased $2.9 million (11.7%) due to lower selling prices relative to increases in material costs, partially offset by lower energy costs and lower bonus expense.

Results of Operations

Our operations are organized and reviewed by management along our products lines in two reportable segments —Metal Packaging and Plastics Packaging. See Note 9, “Business Segments,” to the unaudited consolidated financial statements under Part 1, Item 1, of this report for a discussion of our business segments.

The following table set forth changes in our statements of operations and presents line items as a percentage of net sales for the three months ended December 31, 2006 and January 1, 2006.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	December 31, 2006	January 1, 2006	$	%	December 31, 2006	January 1, 2006
Net sales	$202,376	$201,373	$1,003	0.5%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	174,163	185,334	(11,171)	(6.0)	86.1	92.0

Gross margin (excluding depreciation and amortization)	28,213	16,039	12,174	75.9	13.9	8.0

Depreciation and amortization	11,398	9,952	1,446	14.5	5.6	4.9
Selling and administrative expense	4,215	4,531	(316)	(7.0)	2.1	2.3
Restructuring and impairment charge	39	134	(95)	(70.9)	—	0.1
Interest expense, net	9,403	8,221	1,182	14.4	4.6	4.1
Other expense (income), net	57	202	(145)	(71.8)	—	0.1

Income (loss) before income taxes	3,101	(7,001)	10,102	NM	1.5	NM
Provision for (benefit from) income taxes	1,363	(2,395)	3,758	NM	0.7	NM

NET INCOME (LOSS)	$1,738	$(4,606)	$6,344	NM %	0.9%	NM	%

NM—NOT MEANINGFUL

First Quarter of 2007 versus First Quarter of 2006

Net Sales.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 31, 2006	January 1, 2006	$	%	December 31, 2006	January 1, 2006
NET SALES BY SEGMENT
Metal packaging	$118,874	$117,407	$1,467	1.2%	58.7%	58.3%
Plastics packaging	83,502	83,966	(464)	(0.6)	41.3	41.7

CONSOLIDATED NET SALES	$202,376	$201,373	$1,003	0.5%	100.0%	100.0%

Included in net sales for the first quarter of 2007 is approximately $14.5 million in net sales related to the ICL Acquisition. Net of this impact, net sales decreased $13.5 million or 6.7% in the first quarter of 2007 from the first quarter of 2006.

The increase in metal packaging segment net sales is primarily related to the acquisition of the ICL steel pail business, partially offset by a decrease in the volume of products sold that generally have higher average selling prices.

The decrease in plastics packaging segment net sales results primarily from lower volume and lower selling prices, partially offset by the acquisition of the ICL plastic pail business. Plastics packaging segment selling prices were lower in the first quarter of 2007 from the first quarter of 2006 due to a decrease in the cost of plastic resin from the prior year. The decrease in volume had a slightly higher impact than the decrease in selling prices.

Cost of Products Sold (excluding depreciation and amortization).

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 31, 2006	January 1, 2006	$	%	December 31, 2006	January 1, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$104,444	$103,758	$686	0.7%	59.9%	56.0%
Plastics packaging	69,617	81,530	(11,913)	(14.6)	40.0	44.0

Segment CPS	174,061	185,288	(11,227)	(6.1)	99.9	100.0
Corporate undistributed expenses	102	46	56	—	0.1	—

CONSOLIDATED CPS	$174,163	$185,334	$(11,171)	(6.0)%	100.0%	100.0%

Included in cost of products sold, excluding depreciation and amortization, (“CPS”) for the first quarter of 2007 is approximately $12.0 million in CPS related to the ICL Acquisition. Net of this impact, CPS decreased $23.2 million or 12.5% in the first quarter of 2007 from the first quarter of 2006. Approximately $12.5 million of the decrease is due to our LIFO method of accounting as a result of the net decrease in inventory costs. Net of the LIFO impact and the impact of the ICL Acquisition, CPS decreased $10.7 million or 5.7%. CPS further benefited from lower plastic resin costs, lower energy costs and lower accrued bonus expense.

The increase in metal packaging segment CPS is primarily due to the costs associated with ICL sales, partially offset by a change in the mix of products sold, a $1.2 million decrease in energy costs (gas and electric) and a decrease of $0.3 million in accrued bonus expense. Excluding the impact of the ICL Acquisition, metal packaging segment CPS as a percentage of segment net sales decreased to 87.8% in the first quarter of 2007 from 88.4% in the first quarter of 2006. Metal packaging segment CPS increased $0.9 million in the first quarter of 2007 over the first quarter of 2006 due to an increase in inventory costs as a result of our LIFO method of accounting.

The decrease in plastics packaging segment CPS is primarily due to lower sales volume, lower plastic resin costs and controlled spending, which were partially offset by lower absorption related to the lower volume and the costs associated with ICL sales. Excluding the impact of the ICL Acquisition, plastics packaging segment CPS as a percentage of segment net sales decreased to 83.9% in the first quarter of 2007 from 97.1% in the first quarter of fiscal 2006 primarily as a result of a $13.4 million reduction in CPS from the prior year due to decreases in inventory costs as a result of our LIFO method of accounting.

The plastics packaging segment CPS benefited approximately $5.0 million in the first quarter of 2007 related to a decrease in inventory costs as a result of our LIFO method of accounting. We expect a portion of this benefit to turn before the end of 2007, which will increase plastics packing segment CPS.

Depreciation and Amortization.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 31, 2006	January 1, 2006	$	%	December 31, 2006	January 1, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,535	$5,242	$293	5.6%	48.6%	52.7%
Plastics packaging	5,397	4,193	1,204	28.7	47.4	42.1

Segment D&A	10,932	9,435	1,497	15.9	95.9	94.8
Corporate undistributed expenses	466	517	(51)	(9.9)	4.1	5.2

CONSOLIDATED D&A	$11,398	$9,952	$1,446	14.5%	100.0%	100.0%

The increase in metal packaging segment depreciation and amortization expense (“D&A”) relates primarily to depreciation and amortization of long-lived and identifiable intangible assets acquired in the ICL Acquisition. The increase in plastics packaging segment D&A relates to depreciation of assets acquired through capital spending ($0.6 million), to depreciation and amortization of long-lived and identifiable intangible assets acquired in the ICL Acquisition ($0.4 million) and to higher scheduled amortization of intangible assets ($0.2 million). The decrease in corporate D&A is due to lower depreciation of existing corporate assets.

Selling and Administrative Expense.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 31, 2006	January 1, 2006	$	%	December 31, 2006	January 1, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,490	$1,488	$2	0.1%	35.3%	32.8%
Plastics packaging	930	978	(48)	(4.9)	22.1	21.6

Segment S&A	2,420	2,466	(46)	(1.9)	57.4	54.4
Corporate undistributed expenses	1,795	2,065	(270)	(13.1)	42.6	45.6

CONSOLIDATED S&A	$4,215	$4,531	$(316)	(7.0)%	100.0%	100.0%

Selling and administrative expense (“S&A”) in the first quarter of 2007 related to the ICL Acquisition was $0.4 million. Net of the ICL related S&A, S&A decreased $0.7 million or 15.2%.

The decrease in S&A, excluding impact of the ICL Acquisition, in the first quarter of 2007 versus the first quarter of 2006 primarily relates to a decrease in bonus expense ($0.6 million), an increase in professional fees ($0.5 million), and a decrease in the allowance for doubtful accounts ($0.4 million). Bonus expense is primarily related to the management incentive plan, which is tied to internal EBITDA benchmarks. Since higher benchmarks were met in the first quarter of 2006 versus the first quarter of 2007, bonus expense decreased. The increase in professional fees is primarily related to preparedness for Sarbanes 404 certification (effective at the beginning of fiscal 2008) and to generally higher tax and auditing fees. The decrease in bad debt expense is primarily related to the decrease in accounts receivable.

The increase in metal packaging segment S&A relates to ICL operating expenses partially offset by lower bonus expense. The decrease in plastics packaging segment S&A is primarily related to lower salary expense (as a result of headcount reductions in the prior year) and lower bonus expense, partially offset by ICL operating expenses. The decrease in corporate undistributed S&A relates primarily to the decreases in bonus expense and bad debt expense, partially offset by the increase in professional fees.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $1.2 million to $9.4 million in the first quarter of 2007 from $8.2 million in the first quarter of 2006. Additional debt associated with the ICL Acquisition resulted in an increase of $0.9 million. The remainder of the increase in interest expense, net, is primarily a result of higher interest rates, partially offset by a $30.0 million principal payment on the term loan in 2006.

Provision for (Benefit from) Income Taxes. Income tax expense increased $3.8 million from the prior year due to the increase in taxable income resulting from the $10.1 million increase in income before income taxes over the prior year. The effective income tax rate increased in the first quarter of 2007 from the first quarter of 2006 partially due to the expiration of a federal tax credit for possession corporations, which provided a benefit related to our operations in Puerto Rico.

Other Expense, Net. Other expense, net, decreased in the first quarter of 2007 from the first quarter of 2006 primarily as a result of currency transaction gains primarily related to cross border transactions between the U.S. and Canada.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first quarter of 2007 and the first quarter of 2006 were primarily financed through internally generated cash flows and cash on hand.

Working capital increased $8.2 million to $79.2 million during the first quarter of 2007. During the first quarter of 2007, cash and cash equivalents decreased $39.8 million to $11.2 million primarily due to a $20.0 million voluntary prepayment on the US Term Loan and to a $19.6 million increase in primary working capital (accounts receivable, inventories and accounts payable). Primary working capital increased due to an $18.2 million decrease in accounts receivable and a $27.3 million decrease in accounts payable, partially offset by a $10.4 million increase in inventory. The increase in inventory is partially due to a $4.2 million decrease in the LIFO reserve, as a result of lower raw material costs, and the purchase of raw materials in anticipation of price increases. The decrease in accounts payable is partially due to lower resin purchases in the first quarter of 2007 from the fourth quarter of 2006, as well as to a reduction in the average cost per pound of resin.

Working capital increased $0.8 million during the first quarter of 2006. During the first quarter of 2006, cash and cash equivalents decreased $38.9 million to $13.0 million primarily due to a $30.0 million term loan repayment and to approximately $9.8 million in income tax payments. Primary working capital decreased $12.4 million in the first quarter of 2006 primarily due to a decrease in accounts receivable. Included in the change in the first quarter of 2006 working capital is an increase in the LIFO reserve of $8.3 million. Excluding the LIFO reserve change, primary working capital decreased $4.1 million.

In the first quarter of 2007 and 2006, we made a $10.0 million semi-annual interest payment on the Senior Notes. The next semi-annual interest payment on the Senior Notes is due in April 2007.

Long-term debt outstanding, including the current portion, at December 31, 2006 and January 1, 2006 was $417.6 million and $365.3 million, respectively. The increase in long-term debt is due to proceeds from borrowings used to fund, in part, the ICL Acquisition in the fourth quarter of 2006. The ICL Acquisition required total cash of approximately $68.4 million. There were no revolver borrowings outstanding at either December 31, 2006 or January 1, 2006.

At December 31, 2006, we had $42.0 million in revolving credit available to us and our U.S. subsidiaries, after taking into consideration $7.9 million in standby letters of credit, which reduce available borrowings, and $5.0 million in revolving credit available to our Canadian subsidiary. We believe we have sufficient borrowing capacity under the revolvers to provide adequate resources to meet any short-term cash shortfalls due to the timing of cash flows. However, we may be limited by our credit agreement to provide funds to our Canadian subsidiary if their revolver is insufficient. When practicable, we use excess cash to permanently pay down a portion of the term loans.

Interest rates on our term loan borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding at December 31, 2006 and January 1, 2006 was approximately 7.0% and 6.6%, respectively. The increase in the interest rate is due to an increase in the underlying base rate as a result of macroeconomic factors. The margin we pay based on our leverage ratio (as defined in the applicable credit agreement) has not changed. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

We believe cash provided from operations and available revolver borrowings will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Senior Notes, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the three months ended December 31, 2006 and January 1, 2006.

	Three Months Ended
(Dollars in thousands)	December 31, 2006	January 1, 2006	Change
NET CASH USED IN OPERATING ACTIVITIES	$(14,064)	$(3,388)	$(10,676)
NET CASH USED IN INVESTING ACTIVITIES	(5,272)	(5,425)	153
NET CASH USED IN FINANCING ACTIVITIES	(20,177)	(30,060)	$9,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,203	$13,016

Net income (loss), adjusted for depreciation, amortization of other intangibles and deferred financing costs, loss/gain on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $14.0 million and $6.2 million in the first quarter of 2007 and 2006, respectively. The change in primary working capital used operating cash of $19.7 million and provided operating cash of $11.8 million in the first quarters of 2007 and 2006, respectively.

Net cash used in investing activities includes capital expenditures of $5.3 million and $5.4 in the first quarters of 2007 and 2006, respectively. We expect the annual capital expenditures for 2007 to be less than 2006 annual capital expenditures by approximately $3.0 to $6.0 million primarily due to higher spending in 2006 related to certain manufacturing improvement initiatives and improvements required to meet certain environmental standards. In the second quarter of 2007, we acquired a business for approximately CDN$6.5 million ($5.5 million U.S. dollars at closing) using cash on hand. See Note 11, “Subsequent Events,” to the unaudited consolidated financial statements in Part I, Item 1, of this report.

Net cash used in financing activities in the first quarters of 2007 and 2006 relates primarily to term loan repayments of $20.2 million and $30.0 million, respectively. The majority of these repayments were voluntary repayments using excess cash on hand.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, “Long-Term Debt”, to the unaudited consolidated financial statements in Part I, Item 1, of this report.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions.

At December 31, 2006, we were in compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At December 31, 2006, we had borrowings of $217.6 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

Critical Accounting Policies

For a summary of our critical accounting policies, see management’s discussion and analysis in Item 7 of the Annual Report. Our critical accounting policies have not changed since October 1, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 1, 2006.

At December 31, 2006, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.9 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 8 to the unaudited consolidated financial statements in Part I, Item 1, of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” in Part I, Item 2, of this report, which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See “Commodity Risk” in Part 1, Item 2, of this report, which is incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended December 31, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.3 million at December 31, 2006 and October 1, 2006 related to pending litigation matters, other than as discussed below.

During December 2006, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as a defendant in lead paint cases in addition to the cases disclosed in the Annual Report. Some of these cases allege liability based on a public nuisance theory and others are based, like the cases previously disclosed, on claims of personal injury. The public nuisance cases are the following:

City of Columbus, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 06CVH12 16480;

City of Canton, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2006CV05048; and

City of Cincinnati, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Hamilton County, Ohio, Civil Division; Civil Action File No. A0611226.

As in previously-disclosed lead paint litigation based on claims of personal injury, Armstrong has been named, along with several other companies, as a defendant on the ground that it is a successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company. The John R. MacGregor Company and the MacGregor Lead Company allegedly sold lead pigment for use in lead based paint from 1937 through 1971. Plaintiff contends that lead is hazardous to human health, especially the health of children. Plaintiff asserts claims for public nuisance and seeks to recover compensatory damages including the costs of abating the alleged nuisance. The complaints also seek punitive damages.

These cases were recently filed; a scheduling order has been entered, but no discovery has yet been undertaken. Due to the early stage of these cases, Armstrong has not yet answered the complaints, but intends to defend these cases vigorously. In addition to the cases which assert liability on a public nuisance theory, these further personal injury cases have been filed:

Glenn Burton, Jr., Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Lead Industries Association, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012647; Case Code 30107;

LaTonya D. Cannon, Minor, by her guardian ad litem, Susam M. Gramling vs. American Cyanamid Co.; Armstrong Containers; Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, L.L.C.; NL Industries, Inc.; The Sherwin Williams Company; Melvin L. Peterson; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07-CV-000300; Case Code 30107;

Yasmine Clark, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; 3738 Galena LLC c/o Affordable Rentals; The ABC Insurance Company; AKP Properties RA; Vern Suhr; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012653; Case Code 30107;

Diamond Davidson, Minor, by her guardian ad litem, Susan M. Gramling vs. Northside Church Of God; ABC Insurance; Armstrong Containers, Inc., Conagra Foods, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012566; Case Code 30107;

Felton Dodd, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc., The Atlantic Richfield Company; The Sherwin-Williams Company; John Scibby; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07-CV-000285; Case Code 30107;

Lakenlyn N. Evans, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, L.L.C.; N L Industries, Inc.; The Sherwin-Williams Company; Peter W. Henke; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 2006-CV-012744; Case Code 30107;

Chasidy S. Farmer, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; North East Community Limited Partnership; The ABC Insurance Company; Betty J. Smith; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012645; Case Code 30107;

Shamarra Ferguson, Minor, by her guardian ad litem, Susan M. Gramling vs. Deborah And Dale Polzin, ABC Insurance, John Rick, XYZ Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012567; Case Code 30107;

Ernest Gibson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012605; Case Code 30107;

Michael J. Henderson, a Minor, by his guardian ad litem, Susam M. Gramling, vs. American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc.; E. I. Du Pont De Nemours & Company; Millennium Holdings, LLC; Nl Industries, Inc.; Atlantic Richfield Company; The Sherwin Williams Company; Andrew D. Hopkins; American Family Insurance Group; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012745; Case Code 30107;

Ambrea Holder, Jada Jamison, Minor, by their guardian ad litem, Susan M. Gramling, vs. Paul N. Jacobs, RJ Properties LLC; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012602; Case Code 30107;

Anthony Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. SJM Properties, LLC; ABC Insurance, American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company; Millenium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07CV-000343; Case Code 30107;

Brandon Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012743; Case Code 30107;

Qua-Shawn Jones, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Adrianne Jordan; The ABC Insurance Company; 2506 S. 6th LLC; XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012652; Case Code 30107;

Demond’dre Myers, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Brenda Scott; The ABC Insurance Company; Deutsche Bank National Trust c/o New Century Mortgage Corp.; The XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012658; Case Code 30107;

Trinity Moore, Minor, by her guardian ad litem, Susan M. Gramling vs. Alan And Kim Skarzynski, MK Properties, ABC Insurance, Armstrong Containers, Inc., Conagra Foods, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07-CV-000342; Case Code 30107;

Ravon Owens, Minor, by his guardian ad litem, Susan M. Gramling vs. Latasha Conley; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012604; Case Code 30107;

Titus Owens, IV, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Barbara Pharr; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012654; Case Code 30107;

Jamara Ruffin, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; David A. Frick; The ABC Insurance Company; Community Property Center, Inc.; The XYZ Insurance Company; Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012657; Case Code 30107;

Perrion Ruffin, Minor, by his guardian ad litem, Susan M. Gramling, and Javonte King, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Perry Gladney, The ABC Insurance Company, W. J. Sherard a/k/a/ William J. Sherard, The Ghi Insurance Company, Sherard W. J. Realty Co., The UVW Insurance Company, Loretta Lindsey; The XYZ Insurance Company, Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012650; Case Code 30107;

Darrell Scales, Minor, by his guardian ad litem, Susan M. Gramling vs. Lovell Johnson, Jr., ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc.; E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012601; Case Code 30107;

Brionn Stokes, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Lead Industries Association, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012649; Case Code 30107;

Destiny Stokes, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Westside Housing Cooperative; The AGC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07-CV-000299; Case Code 30107;

Gerald D. Tennant, III, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers; Atlantic Richfield Company; Conagra Grocery Products Co.; E. I. Dupont Denemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin-Williams Company; Bruce K. Macarthur; Blake E. Wesner; ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 07-CV-11; Case Code 30107;

Jaquan Trammell, Dijonae Trammell, Ty’jai Trammell, Minors, by their guardian ad litem, Susan M. Gramling vs. M Richard W. Geis, Jr., Brookfall Investments, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012603; Case Code 30107; and

Syngeon Turner, Keonte Turner, Chauncy Turner, and Henry Harmon, Minors, by their guardian ad litem, Susan M. Gramling vs. Velved Lee Stevenson, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County; State of Wisconsin; Case No. 06-CV-012606; Case Code 30107.

These additional personal injury cases are similar to the Evans, Hardison, and Godoy cases disclosed in the Annual Report. As in the recently filed public nuisance cases, these lawsuits have only just begun. Armstrong has not yet acknowledged service of process and no answer or other responsive pleading to the complaints has been filed. No discovery has been undertaken in connection with these cases.

As of December 31, 2006 and October 1, 2006, we had accrued approximately $0.4 million and $0.5 million, respectively, in legal fees and expenses related to these matters.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in the Annual Report, which could materially affect our business, financial condition, results of operations or cash flows. There have been material changes in the Risk Factors as previously disclosed in the Annual Report, and such changes are reflected immediately below. The following risk factors, as well as the risks described in the Annual Report, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or cash flows.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

We are subject to the risk of exposure to product liability and product recall claims if any of our products, such as the coatings we apply to certain containers, are alleged to have resulted in personal injury or death, or property damage, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial condition, results of operations or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity and results of operations.

Several leading paint manufacturers are defendants in various lawsuits, concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by public entities alleging that lead pigment in paint constitutes a public nuisance requiring abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our financial condition, results of operations or cash flows could be unfavorably affected.

In addition, Armstrong has been named as one of several defendants in approximately 29 lead-related cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. In addition, Armstrong has been named as one of several defendants in three of the public nuisance suits referred to above. Plaintiffs in the public nuisance cases seek compensatory damages, including the cost of abating the alleged nuisance, and plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint. We expect that additional lead pigment and lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment and lead-based paint litigation against Armstrong and encourage an increase in the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. As of December 31, 2006, we had accrued approximately $0.4 million in legal fees and expenses related to these matters. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial condition, results of operations or cash flows.

For a more detailed discussion of this litigation, see Item 1, “Legal Proceedings” in this report and in Item 3, of the Annual Report. In addition, see Note 8, “Commitments and Contingencies,” to the unaudited consolidated financial statements under Part 1, Item 1, of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended December 31, 2006.

Item 3. Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended December 31, 2006.

Item 5. Other Information.

There is no information to report under this item for the quarter ended December 31, 2006.

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

BWAY Corporation
(Registrant)

Date: February 14, 2007	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2007	By:	/s/ Kevin C. Kern
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