Form 10-Q
period 2007-04-01
BWAY CORP
filed 2007-05-02
CIK 943897

As Filed with the Securities and Exchange Commission on May 2, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

April 1, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

At April 30, 2007, there were 1,000 shares of BWAY Corporation’s Common Stock outstanding.

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended April 1, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	April 1, 2007	October 1, 2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$10,765	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,799 and $1,702	115,167	115,986
Inventories, net	100,613	80,441
Income taxes receivable	—	7,291
Deferred tax assets	2,881	4,038
Other	8,386	4,842

TOTAL CURRENT ASSETS	237,812	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	138,617	142,944
OTHER ASSETS
Goodwill	248,994	248,687
Other intangible assets, net	163,077	166,201
Deferred financing costs, net of accumulated amortization of $5,076 and $4,029	9,860	10,952
Other	1,505	1,384

TOTAL OTHER ASSETS	423,436	427,224

TOTAL ASSETS	$799,865	$833,745

Liabilities And Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$108,726	$118,939
Accrued salaries and wages	11,989	13,856
Accrued interest	10,595	9,837
Accrued rebates	7,302	11,091
Income taxes payable	1,541	—
Current portion of long-term debt	1,346	20,506
Other	18,380	18,360

TOTAL CURRENT LIABILITIES	159,879	192,589

LONG-TERM DEBT	416,587	419,495

OTHER LIABILITIES
Deferred tax liabilities	65,745	71,292
Other	23,082	22,886

TOTAL OTHER LIABILITIES	88,827	94,178

TOTAL LIABILITIES	665,293	706,262

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	112,882	112,882
Retained earnings	22,912	15,098
Accumulated other comprehensive loss	(1,222)	(497)

TOTAL STOCKHOLDER’S EQUITY	134,572	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$799,865	$833,745

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
NET SALES	$234,271	$225,419	$436,647	$426,792
COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	196,525	193,668	370,688	379,002
Depreciation and amortization	11,177	10,385	22,575	20,337
Selling and administrative expense	6,593	5,027	10,808	9,558
Restructuring (adjustment) charge	(203)	61	(164)	195
Interest expense, net	9,320	8,290	18,723	16,511
Other expense, net	530	519	587	721

TOTAL COSTS AND EXPENSES	223,942	217,950	423,217	426,324

INCOME BEFORE INCOME TAXES	10,329	7,469	13,430	468
Provision for income taxes	4,253	2,552	5,616	157

NET INCOME	$6,076	$4,917	$7,814	$311

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Dollars in thousands)	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,814	$311
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	14,752	13,835
Amortization of other intangible assets	7,823	6,502
Amortization of deferred financing costs	1,049	1,063
Provision for doubtful accounts	102	43
Loss on disposition of property, plant and equipment	233	332
Deferred income taxes	(4,390)	(5,585)
Stock-based compensation expense	477	510
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	2,766	(2,325)
Inventories	(18,345)	(3,346)
Other assets	(3,158)	(763)
Accounts payable	(11,167)	10,368
Accrued and other liabilities	(8,087)	(5,539)
Income taxes	7,699	(4,831)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,432)	10,575

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,661)	(14,882)
Business acquisitions	(6,065)	—
Other	76	667

NET CASH USED IN INVESTING ACTIVITIES	(16,650)	(14,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(20,243)	(30,000)
Principal repayments under capital leases	(94)	(119)

NET CASH USED IN FINANCING ACTIVITIES	(20,337)	(30,119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(795)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,214)	(33,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,765	$18,130

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$16,915	$15,697
Income taxes	2,120	10,574
Detail of business acquisitions:
Fair value of assets acquired	11,111	—
Liabilities assumed	(5,046)	—

Cash paid for business acquisitions	6,065	—
Non-cash investing and financing activities
Amounts owed for capital expenditures	810	856

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

Results of operations for the three and six months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Unless otherwise stated, references to years in these consolidated financial statements relate to fiscal years rather than to calendar years.

Business and Segment Information

We manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and sell primarily to customers located in these geographic markets. We report two segments—metal packaging and plastics packaging. See Note 9, “Business Segments”, for a discussion of our business segments.

We are a wholly-owned subsidiary of BWAY Holding Company (formerly known as BCO Holding Company) (“BWAY Holding”), whose common stock is privately held by affiliates of Kelso & Company, L.P. (“Kelso”), certain members of management and certain other parties, as a result of a leveraged buyout completed on February 7, 2003 (the “Transaction”). Pursuant to the Transaction, BWAY Holding purchased all of the issued and outstanding shares of BWAY, which, at the time, was publicly traded on the New York Stock Exchange. Any reference herein to “Predecessor” refers to BWAY prior to the Transaction.

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (“NAMPAC”) and ICL Industrial Containers ULC (“ICL”) subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

In March 2007, BWAY Holding filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 under the Securities Act related to its common stock. Once the SEC declares the registration statement effective, certain selling stockholders, including Kelso, our executive chairman and another member of the board, intend to offer a portion of their BWAY Holding shares to the public. Neither BWAY Holding nor we will receive the proceeds from the shares being sold by the selling stockholders. We expect to incur a charge of approximately $32.5 million upon the closing of BWAY Holding’s initial public offering. Approximately $21.0 million of the charge, including payment of a $2.0 million one-time advisory fee to an affiliate of Deutsche Bank contingent upon closing of BWAY Holding’s initial public offering, will be settled in cash and approximately $11.5 million of the charge represents a non-cash stock-based compensation charge related to accelerated vesting of certain stock options.

Acquisitions

Industrial Containers

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by our ICL subsidiary. The results of operations related to this acquisition are included from the acquisition date.

Vulcan Containers

On January 30, 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately CDN$7.1 million, including transaction costs, (approximately $6.0 million U.S. dollars at the closing date) (the “Vulcan Acquisition”). We funded the acquisition using available cash on hand. Vulcan is headquartered in Toronto and produces steel pails for distribution primarily in Canada. The acquired business is included in our metal packaging segment.

The Vulcan acquisition further expands our presence in Canada, a market we believe will be important for our future growth, and provides an opportunity to leverage the manufacturing capacity of ICL. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we intend to close the Vulcan manufacturing facilities and terminate approximately 100 employees. In connection with the preliminary purchase price allocation pursuant to EITF Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), we recorded a reorganization liability of approximately $3.6 million, which consists of severance payments and facility closure costs.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). As such, the assets and liabilities have been recorded at estimated fair value at the date of acquisition. We allocated the purchase price based on our estimates of fair value.

The following is a summary of the fair value of the assets acquired and liabilities assumed as of the date of acquisition based on a preliminary purchase price allocation. The finalization of certain transaction costs, among other things, could result in an adjustment to the allocation.

(Dollars in thousands)
Current assets	$4,453
Intangible assets subject to amortization	5,391
Goodwill	1,217
Other	33

Total assets	11,094

Current liabilities	1,406
Reorganization liability	3,640

Total liabilities	5,046

Purchase Price	$6,048

The life of the acquired intangible assets subject to amortization, which consist solely of customer relationships, is included in our metal packaging segment and is approximately 14 years. Goodwill resulting from this acquisition is not deductible for income tax purposes.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 2007). We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us at the beginning of fiscal 2009 (October 2008). We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

2.	INVENTORIES

(Dollars in thousands)	April 1, 2007	October 1, 2006
Raw materials	$34,626	$26,212
Work-in-progress	38,577	39,181
Finished goods	40,345	32,894

Inventories at FIFO cost	113,548	98,287
LIFO reserve	(12,935)	(17,846)

INVENTORIES	$100,613	$80,441

We intend to change our method of accounting for the cost of inventories for our U.S. subsidiaries from the last-in, first-out (LIFO) method of inventory valuation to the first-in, first-out (FIFO) method, effective for the third quarter of fiscal 2007. The inventories of our non-U.S. subsidiaries will continue to be valued using the FIFO method. After this change, all of our inventories will be valued using the FIFO method.

We believe that the FIFO method is preferable to the LIFO method because it (1) will better match revenues and expenses for financial and tax reporting purposes; (2) will provide a consistent valuation method for all of our inventories; (3) provides for period-end FIFO inventory values, which will be more current in rising price environments, and, as such, will better approximate replacement cost; and (4) will reduce the administrative burden of calculating LIFO reserve adjustments.

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first six months of 2007:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
BALANCE, OCTOBER 1, 2006	$120,328	$128,359	$248,687
Additions related to the Vulcan Acquisition	1,217	—	1,217
Adjustment to the NAMPAC Acquisition	—	113	113
Adjustment to the ICL Acquisition	5	12	17
Currency translation adjustment	(254)	(786)	(1,040)

BALANCE, APRIL 1, 2007	$121,296	$127,698	$248,994

During the second quarter of 2007, an Internal Revenue Service (the “IRS”) audit was concluded related to certain preacquisition net operating loss (“NOL”) carryforwards we acquired in the NAMPAC Acquisition. In the purchase price allocation for the NAMPAC Acquisition, we accrued a contingent liability of approximately $0.9 million as an estimate of NOL carryforwards that would be disallowed following the IRS audit. We recorded an adjustment to goodwill of $0.1 million in the second quarter of 2007 to adjust our estimate to the amount actually disallowed by the IRS.

Identifiable intangible assets by major asset class:

	April 1, 2007			October 1, 2006
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$182,667	$(40,391)	$142,276	$177,873	$(33,601)	$144,272
Tradenames	25,870	(5,729)	20,141	25,984	(4,809)	21,175
Noncompetition agreements	401	(354)	47	401	(260)	141

	208,938	(46,474)	162,464	204,258	(38,670)	165,588

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$209,551	$(46,474)	$163,077	$204,871	$(38,670)	$166,201

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining six months)	$7,935
2008	15,463
2009	14,901
2010	14,802
2011	14,152
Thereafter	95,211

$162,464

4.	LONG-TERM DEBT

(Dollars in thousands)	April 1, 2007	October 1, 2006
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	169,500	189,500
Variable rate CAD term loan maturing July 2013	48,433	50,501

	417,933	440,001
Less: Current portion	(1,346)	(20,506)

long term debt, net of current portion	$416,587	$419,495

The current portion of long-term debt at October 1, 2006 reflects a voluntary prepayment of the USD term loan of $20.0 million made in the first quarter of 2007. Prepayments on the term loan reduce future scheduled payments.

The weighted-average interest rate on variable rate credit facility borrowings at April 1, 2007 and October 1, 2006 was approximately 7.0%.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining six months)	$244
2008	1,775
2009	2,634
2010	2,204
2011	202,204
Thereafter	208,872

$417,933

Of the $1.3 million current portion of long-term debt, $0.2 million is scheduled to be repaid in the last six months of 2007 and the remaining $1.1 million is scheduled to be repaid in the first six months of 2008.

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

The Senior Notes are governed by an Indenture dated November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are subject to covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional indebtedness, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At April 1, 2007, we were in compliance with all applicable covenants related to the Senior Notes.

We may redeem some or all of these notes at redemption prices specified in the Indenture (105% on October 15, 2006 declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require us to repurchase the notes at 101% of the principal amount.

We are amortizing approximately $8.0 million in deferred financing costs related to the underwriting and registration of these notes to interest expense over the term of the notes, on a straight-line basis, which approximates the effective yield method. At April 1, 2007 and October 1, 2006, approximately $3.7 million and $4.2 million, respectively, of the deferred costs were unamortized.

Credit Facility

On July 17, 2006, in conjunction with the ICL Acquisition, we entered into a new credit facility with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers. The credit facility consists of a $190.0 million B Term Loan (the “US Term Loan”) and a $50.0 million revolving credit facility (the “US Revolver”) and a Cdn$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a US$5.0 million equivalent revolving credit facility (the “Canadian Revolver”).

BWAY is the borrower of the US Term Loan and only BWAY can borrow on the US Revolver. ICL is the borrower of the Canadian Term Loan and only ICL can borrow on the Canadian Revolver.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the US Term Loan and the US and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The US Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus .5% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the credit agreement) plus a fixed margin of 1.75%. At April 1, 2007, the effective interest rate on outstanding US Term Loan borrowings was approximately 7.1%.

Due to a $20.0 million voluntary prepayment on the US Term Loan in December 2006, scheduled quarterly repayments of approximately $0.4 million do not resume until December 31, 2007 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

The US Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of either the federal funds rate plus .5% or the administrative agent’s “prime lending rate.” Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the credit agreement. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus .75% plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. At April 1, 2007, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 6.4%.

Scheduled quarterly repayments on the Canadian Term Loan of approximately Cdn$141 thousand (approximately US$122 thousand equivalent at April 1, 2007) began September 30, 2006 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

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

BWAY Holding and each of our U.S. subsidiaries have guaranteed the US Term Loan and US Revolver, each of which is secured by substantially all of our U.S. assets and the assets of BWAY Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

A portion of the term loan proceeds was used to finance the ICL Acquisition.

At April 1, 2007, we had $7.6 million in standby letter of credit commitments that reduced our available borrowings under the US Revolver to $42.4 million. There were no outstanding US or Canadian Revolver borrowings at April 1, 2007.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At April 1, 2007, we were in material compliance will all applicable covenants contained in the credit agreement.

We are amortizing approximately $5.8 million in deferred financing costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing approximately $1.1 million in deferred financing costs related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At April 1, 2007 and October 1, 2006, approximately $6.2 million and $6.8 million of deferred costs associated with the credit facility were unamortized.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

Employee benefit obligation liabilities:

(Dollars in thousands)	April 1, 2007	October 1, 2006
Defined benefit pension liability	$3,301	$3,730
Retiree medical and other postretirement benefits	5,055	5,006
Deferred compensation	6,824	6,570

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$15,180	$15,306

At April 1, 2007, approximately $0.6 million and $14.6 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively. At October 1, 2006, approximately $0.5 million and $14.8 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively.

Components of net periodic benefit cost:

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(Dollars in thousands)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$—	$—	$1	$1	$3	$3
Interest cost	169	149	337	299	99	89	198	178
Expected return on plan assets	(170)	(150)	(341)	(301)	—	—	—	—
Recognized net actuarial loss	1	—	3	—	18	13	35	26

NET PERIODIC BENEFIT COST	$—	$(1)	$(1)	$(2)	$118	$103	$236	$207

6.	RESTRUCTURING AND REORGANIZATION LIABILITIES

The following table sets forth changes in our restructuring liability from October 1, 2006 to April 1, 2007. The nature of the liability has not changed from that previously reported in the Annual Report. The restructuring liability is included in other current liabilities and relates to the Plastics Packaging segment.

(Dollars in millions)	Balance October 1, 2006	Adjustments	Expenditures	Balance April 1, 2007
RESTRUCTURING LIABILITY
Severance costs	$0.2	$—	$(0.2)	$—
Facility closure costs	1.4	(0.2)	(0.4)	0.8

TOTALS	$1.6	$(0.2)	$(0.6)	$0.8

In conjunction with the Vulcan Acquisition, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we intend to close the Vulcan manufacturing facilities and terminate approximately 100 employees. As part of the preliminary purchase price allocation, we recorded a reorganization liability pursuant to EITF 95-3 of approximately $3.6 million, which consists of severance payments and facility closure costs. The liability is included in other current liabilities and relates to the Metal Packaging segment.

(Dollars in millions)	Purchase Accounting January 30, 2007	Expenditures	Translation Adjustments	Balance April 1, 2007
REORGANIZATION LIABILITY
Severance costs	$1.9	$(0.1)	$—	$1.8
Facility closure costs	1.7	—	0.1	1.8

TOTALS	$3.6	$(0.1)	$0.1	$3.6

7.	STOCK-BASED COMPENSATION

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) as of October 2, 2006 using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. We will continue to account for awards outstanding as of October 2, 2006, which are not subsequently modified, repurchased or cancelled, using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”).

Pursuant to SFAS No. 123R, a nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. We are a nonpublic entity, as defined by SFAS No. 123R.

For purposes of determining the grant-date fair value of share-based payment awards, we use the Black-Scholes option-pricing model (the “Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the estimates of fair value, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options.

SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. Under SFAS No. 123R, we are no longer required to provide pro forma disclosures for outstanding awards that we continue to account for under APB 25. Based on limited option activity in the first six months of 2007, the impact on stock-based compensation of adopting SFAS No. 123R was not material.

We recorded stock-based compensation of $0.3 million in each of the three months ended April 1, 2007 and April 2, 2006 and $0.5 million in each of the six months ended April 1, 2007 and April 2, 2006.

Summary of Stock-Based Compensation Plans

In February 2000, Predecessor adopted the Fourth Amendment and Restatement of BWAY’s 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). The Predecessor Incentive Plan authorized grants of stock options to participants from time to time as determined by the Board. As a result of the Transaction, which was a change in control event under the plan, all outstanding options immediately vested and became exercisable. Certain members of management who held stock options under the Predecessor Incentive Plan entered into Exchange Agreements with BWAY Holding whereby their Predecessor Incentive Plan options to acquire shares in BWAY were exchanged 2-for-1 for new options to acquire BWAY Holding common stock with an exercise price equal to the exercise price of the exchanged option as adjusted for the 2-for-1 split (the “Exchange Options”). The Exchange Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Effective with the closing of the Transaction, BWAY Holding assumed the Predecessor Incentive Plan and approximately 1.8 million options were granted on February 8, 2003. The Predecessor Incentive Plan was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”), which, excluding the Exchange Options, increased the number of available shares of common stock of BWAY Holding subject to options from 2,006,989 to 2,395,103.

Three types of options may be granted under the Holding Incentive Plan: (1) Service Options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service; (2) Performance Options, which vest in five equal annual installments based on our achievement of certain specified performance objectives; and (3) Exit Options, which vest upon a change in equity control event (as defined in the plan and subject to certain limitations). Under the Holding Incentive Plan, 40% of available options will be Service Options, 10% will be Performance Options and 50% will be Exit Options.

For options outstanding prior to the effective date of SFAS No. 123R that are accounted for under APB 25, Service Options are fixed awards and compensation expense is determined as the amount by which the fair value of BWAY Holding common stock at the grant date exceeds the exercise price of the option granted. Compensation expense, if any, related to Service Options is recognized ratably over the vesting period. Because the number of options is contingent upon future events, for options outstanding prior to the effective date of SFAS No. 123R, we account for Performance Options as variable awards and record compensation expense for the number of unvested options during each reporting period. The compensation expense recorded for the Performance Options is the change during the period in the amount by which the fair value of BWAY Holding common stock at the end of the reporting period exceeds the exercise price on unvested options. We assume performance objectives will be met and recognize compensation expense ratably over the five year vesting period. We also account for Exit Options outstanding prior to the effective date of SFAS No. 123R as variable awards. However, since the contingent event upon which they are based is unknown, we have not recorded compensation expense related to these options.

The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier by BWAY Holding. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. Although the Holding Incentive Plan grants the right to acquire shares in BWAY Holding, the Holding Incentive Plan is used to incentivize certain of our employees, including management, and certain options available under the plan are tied to our performance. As such, the Holding Incentive Plan is accounted for as if it were a direct plan of the Company. We are a wholly-owned subsidiary of BWAY Holding, which is a holding company without independent operations.

The following table presents changes in our stock-based awards from October 1, 2006 to April 1, 2007:

	Exchange Options	Service Options	Performance Options	Exit Options	Total Options
EMPLOYEE STOCK OPTIONS
Options outstanding at October 1, 2006	1,239,599	897,543	223,984	1,125,527	3,486,653
Options granted	—	37,944	9,486	47,428	94,858
Options forfeited	—	(7,944)	(1,986)	(9,928)	(19,858)

OPTIONS OUTSTANDING AT APRIL 1, 2007	1,239,599	927,543	231,484	1,163,027	3,561,653

VESTED OR EXPECTED TO VEST AT APRIL 1, 2007	1,239,599	786,444	157,704	—	2,183,747
EXERCISABLE AT APRIL 1, 2007	1,239,599	786,444	157,704	—	2,183,747

The following table summarizes information about stock options outstanding and exercisable at April 1, 2007:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted-Average Remaining Term	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
RANGE OF EXERCISE PRICES
$2.22 to 5.53	1,239,599	4.7 years	$5.21	1,239,599	$5.21
$10.00	1,665,818	5.9 years	10.00	797,512	10.00
$16.49 to 22.00	441,618	7.4 years	17.20	138,378	16.98
$26.37 to 31.19	214,618	9.4 years	29.06	8,258	26.37

	3,561,653	5.9 years	$10.37	2,183,747	$7.78

At April 1, 2007, the weighted-average remaining contractual life of options outstanding and exercisable was 5.9 years and 5.3 years, respectively. At April 1, 2007, we estimate that the aggregate intrinsic value of options outstanding and exercisable was approximately $75.6 million and $52.0 million, respectively. The weighted average fair value at the grant date for options issued during the first six months of 2007 was $19.50 per option. The fair value of options at the grant date was estimated utilizing the Black-Scholes Model with the following weighted average assumptions for the first six months of 2007: (1) no dividend yield on BWAY Holding’s stock, (2) expected stock price volatility of 55.5%, (3) a risk-free interest rate of 4.5%, and (4) an expected option term of 8.1 years.

Concurrent with and contingent upon the initial public offering by BWAY Holding and subject to the approval of the Board of Directors, we expect to fully vest any unvested service and performance options and to vest certain exit options based on the offering price of BWAY Holding’s common stock. In the period of the initial public offering, we expect to incur a non-cash stock-based compensation charge of approximately $11.0 million related to the accelerated vesting of those options.

8.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to our current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

We incurred capital expenditures of approximately $0.8 million in the six months of 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. In addition, we expect to incur approximately $1.3 million in capital expenditures in the remainder of 2007 to comply with certain environmental laws at a facility related to the ICL Acquisition.

We received a letter dated March 14, 2007 from the EPA stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified a former owner of the site that we believe has indemnity obligations to us with respect to the EPA’s claim.

We are a member of a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We estimate our exposure related to this site will approximate $0.1 million.

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial condition, results of operations or cash flows. We cannot, however, provide assure that such obligations will not arise in the future.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at April 1, 2007 and October 1, 2006. However, our future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims, and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.6 million and $7.0 million at April 1, 2007 and October 1, 2006, respectively.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.2 million and $0.3 million at April 1, 2007 and October 1, 2006, respectively, related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Our Armstrong Containers, Inc. subsidiary (“Armstrong”) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor was involved in the manufacture and sale of lead pigment until mid-1971, when MacGregor sold its lead and lead-paint businesses to third parties.

The allegations in these cases are similar to those that have been made against leading paint manufacturers in the United States. Plaintiffs in certain of the cases, based upon theories of public nuisance, indemnity, unjust enrichment and concert of action, seek compensatory and punitive damages, including the cost of abating the alleged nuisance. Plaintiffs in certain of the cases, based upon a theory of personal injury, seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At April 1, 2007 and October 1, 2006, we had accrued approximately $0.2 million and $0.5 million, respectively, in legal fees and expenses related to these matters. We have notified our general liability insurers, some of whom are participating in the defense of the claims, subject to reservations of rights.

Letters of Credit

At April 1, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.6 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

Other

In the third quarter of 2006, one of our customers notified us that it had initiated a voluntary product recall of certain of its products due to potential leaks in certain of the containers that we likely manufactured. At April 1, 2007 and October 1, 2006, we had accrued approximately $0.7 million and $1.2 million, respectively, related to this matter, which we expect to settle in the third quarter of 2007.

9.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments —Metal Packaging and Plastics Packaging. We differentiate the segments based on the nature of the products they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes our metal packaging products, such as paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate reportable segment of the Company with production facilities and processes distinct from our Plastics Packaging segment. Metal packaging includes steel pails manufactured by ICL and Vulcan.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and ICL. Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate reportable segment of the Company with production facilities and processes distinct from our Metal Packaging segment.

Corporate. Corporate includes executive management, accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment assets include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments have not changed from those described in the Annual Report. There were no inter-segment sales reported in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

The following sets forth certain financial information attributable to our business segments for the three and six months ended April 1, 2007 and April 2, 2006:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
NET SALES
Metal packaging	$140,561	$134,890	$259,435	$252,297
Plastics packaging	93,710	90,529	177,212	174,495

CONSOLIDATED NET SALES	234,271	225,419	436,647	426,792

INCOME BEFORE INCOME TAXES
Metal packaging	19,965	20,300	32,905	32,461
Plastics packaging	15,008	8,780	27,963	10,238

SEGMENT EARNINGS	34,973	29,080	60,868	42,699

Corporate undistributed expense	(3,820)	(2,480)	(5,717)	(4,715)
Depreciation and amortization (see below)	(11,177)	(10,385)	(22,575)	(20,337)
Restructuring adjustment (charge)	203	(61)	164	(195)
Interest expense, net	(9,320)	(8,290)	(18,723)	(16,511)
Other expense, net	(530)	(395)	(587)	(473)

CONSOLIDATED INCOME BEFORE INCOME TAXES	$10,329	$7,469	$13,430	$468

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,583	$5,418	$11,118	$10,660
Plastics packaging	5,379	4,508	10,776	8,701

Segment depreciation and amortization	10,962	9,926	21,894	19,361
Corporate depreciation and amortization	215	459	681	976

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$11,177	$10,385	$22,575	$20,337

The following table sets forth total assets attributable to our business segments at April 1, 2007 and October 1, 2006.

(Dollars in thousands)	April 1, 2007	October 1, 2006
TOTAL ASSETS
Metal packaging assets	$332,430	$318,699
Plastics packaging assets	321,185	322,540

Segment assets	653,615	641,239
Corporate	146,250	192,506

CONSOLIDATED TOTAL ASSETS	$799,865	$833,745

In the second quarter and first six months of 2007, approximately 91% of our net sales were in the U.S., approximately 8% of our net sales were in Canada and the remaining 1% was to other foreign countries. In the second quarter and first six months of 2006, net sales outside the U.S. were less than 5%. In the second quarter and first six months of 2007, approximately 88% and 87% of our metal packaging net sales and plastics packaging net sales, respectively, were in the U.S. with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). Geographic net sales information is based on the destination of our shipments.

Long-lived assets located in Canada at April 1, 2007 and October 1, 2006 were approximately $4.2 million and $4.0 million, respectively. At April 1, 2007 and October 1, 2006, all other long-lived assets were located in the U.S.

10.	COMPREHENSIVE INCOME INFORMATION

During the first six months of 2007, our comprehensive income was comprised of net income and adjustments for foreign currency translation. The components of accumulated other comprehensive loss and total comprehensive income are as follows:

(Dollars in thousands)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, October 1, 2006	$(748)	$251	$(497)
Change	—	(725)	(725)

BALANCE, APRIL 1, 2007	$(748)	$(474)	$(1,222)

The components of total comprehensive income are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
COMPREHENSIVE INCOME
Net income	$6,076	$4,917	$7,814	$311
Foreign currency translation adjustment	203	—	(725)	—

TOTAL COMPREHENSIVE INCOME	$6,279	$4,917	$7,089	$311

11.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$6,551	$1,953	$2,261	$—	$10,765
Accounts receivable, net	59,765	42,540	12,862	—	115,167
Inventories	65,796	26,217	8,600	—	100,613
Deferred tax assets	(1,067)	3,948	—	—	2,881
Other	7,283	1,009	94	—	8,386

TOTAL CURRENT ASSETS	138,328	75,667	23,817	—	237,812

PROPERTY, PLANT AND EQUIPMENT, NET	81,249	53,199	4,169	—	138,617

OTHER ASSETS
Goodwill	120,259	99,008	29,727	—	248,994
Other intangible assets, net	48,357	88,666	26,054	—	163,077
Deferred financing costs, net	8,812	—	1,048	—	9,860
Other	1,159	346	—	—	1,505
Investment in subsidiaries	253,984	21,047	5,971	(281,002)	—

TOTAL OTHER ASSETS	432,571	209,067	62,800	(281,002)	423,436

TOTAL ASSETS	$652,148	$337,933	$90,786	$(281,002)	$799,865

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$54,180	$46,100	$8,446	$—	$108,726
Accrued salaries and wages	6,929	4,000	1,060	—	11,989
Accrued interest	10,509	—	86	—	10,595
Accrued rebates	5,785	1,392	125	—	7,302
Income taxes payable	(15,307)	16,234	614	—	1,541
Current portion of long-term debt	858	—	488	—	1,346
Other	13,394	1,060	3,926	—	18,380

TOTAL CURRENT LIABILITIES	76,348	68,786	14,745	—	159,879

LONG-TERM DEBT	368,642	—	47,945	—	416,587
OTHER LIABILITIES
Deferred tax liabilities	18,974	46,535	236	—	65,745
Intercompany	34,292	(35,014)	722	—	—
Other	19,320	3,719	43	—	23,082

TOTAL OTHER LIABILITIES	72,586	15,240	1,001	—	88,827

TOTAL LIABILITIES	517,576	84,026	63,691	—	665,293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	25,699	(258,889)	112,882
Retained earnings	22,912	21,464	1,870	(23,334)	22,912
Accumulated other comprehensive loss	(1,222)	(748)	(474)	1,222	(1,222)

TOTAL STOCKHOLDER’S EQUITY	134,572	253,907	27,095	(281,002)	134,572

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$652,148	$337,933	$90,786	$(281,002)	$799,865

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$43,617	$1,458	$5,904	$—	$50,979
Accounts receivable, net	61,279	44,520	10,187	—	115,986
Inventories	53,426	19,944	7,071	—	80,441
Income taxes receivable	18,757	(11,201)	(265)	—	7,291
Deferred tax assets	451	3,587	—	—	4,038
Other	3,420	1,291	131	—	4,842

TOTAL CURRENT ASSETS	180,950	59,599	23,028	—	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	83,955	54,952	4,037	—	142,944

OTHER ASSETS
Goodwill	120,259	98,895	29,533	—	248,687
Other intangible assets, net	51,483	92,265	22,453	—	166,201
Deferred financing costs, net	9,774	—	1,178	—	10,952
Other	1,026	358	—	—	1,384
Investment in subsidiaries	244,960	19,557	—	(264,517)	—

TOTAL OTHER ASSETS	427,502	211,075	53,164	(264,517)	427,224

TOTAL ASSETS	$692,407	$325,626	$80,229	$(264,517)	$833,745

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$56,027	$54,805	$8,107	$—	$118,939
Accrued salaries and wages	10,233	3,096	527	—	13,856
Accrued interest	9,748	—	89	—	9,837
Accrued rebates	9,453	1,537	101	—	11,091
Current portion of long-term debt	20,000	—	506	—	20,506
Other	16,616	1,264	480	—	18,360

TOTAL CURRENT LIABILITIES	122,077	60,702	9,810	—	192,589

LONG-TERM DEBT	369,500	—	49,995	—	419,495
OTHER LIABILITIES
Deferred tax liabilities	24,984	46,308	—	—	71,292
Intercompany	29,593	(29,658)	65	—	—
Other	18,770	4,116	—	—	22,886

TOTAL OTHER LIABILITIES	73,347	20,766	65	—	94,178

TOTAL LIABILITIES	564,924	81,468	59,870	—	706,262

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	15,098	11,715	474	(12,189)	15,098
Accumulated other comprehensive loss	(497)	(748)	251	497	(497)

TOTAL STOCKHOLDER’S EQUITY	127,483	244,158	20,359	(264,517)	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$692,407	$325,626	$80,229	$(264,517)	$833,745

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$133,544	$82,393	$18,334	$—	$234,271

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	112,840	69,040	14,823	(178)	196,525
Depreciation and amortization	5,366	5,095	716	—	11,177
Selling and administrative expense	5,254	769	570	—	6,593
Restructuring adjustment	(203)	—	—	—	(203)
Interest expense, net	8,527	—	793	—	9,320
Other expense (income), net	452	(89)	(11)	178	530

TOTAL COSTS AND EXPENSES	132,236	74,815	16,891	—	223,942

INCOME BEFORE INCOME TAXES	1,308	7,578	1,443	—	10,329
Provision for income taxes	586	3,136	531	—	4,253
Equity in income (loss) of subsidiaries	5,354	912	(77)	(6,189)	—

NET INCOME	$6,076	$5,354	$835	$(6,189)	$6,076

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$134,888	$90,531	$—	$—	$225,419

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	112,938	80,907	—	(177)	$193,668
Depreciation and amortization	5,705	4,680	—	—	10,385
Selling and administrative expense	4,185	842	—	—	5,027
Restructuring charge	61	—	—	—	61
Interest expense, net	8,294	(4)	—	—	8,290
Other expense, net	274	68	—	177	519

TOTAL COSTS AND EXPENSES	131,457	86,493	—	—	217,950

INCOME BEFORE INCOME TAXES	3,431	4,038	—	—	7,469
Provision for income taxes	1,189	1,363	—	—	2,552
Equity in income of subsidiaries	2,675	—	—	(2,675)	—

NET INCOME	$4,917	$2,675	$—	$(2,675)	$4,917

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Six Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$248,706	$155,102	$32,839	$—	$436,647

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	214,350	129,875	26,819	(356)	370,688
Depreciation and amortization	11,046	10,191	1,338	—	22,575
Selling and administrative expense	8,460	1,405	943	—	10,808
Restructuring adjustment	(164)	—	—	—	(164)
Interest expense, net	17,136	—	1,587	—	18,723
Other expense (income), net	629	(242)	(156)	356	587

TOTAL COSTS AND EXPENSES	251,457	141,229	30,531	—	423,217

(LOSS) INCOME BEFORE INCOME TAXES	(2,751)	13,873	2,308	—	13,430
(Benefit from) provision for income taxes	(816)	5,597	835	—	5,616
Equity in income (loss) of subsidiaries	9,749	1,473	(77)	(11,145)	—

NET INCOME	$7,814	$9,749	$1,396	$(11,145)	$7,814

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Six Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$252,295	$174,497	$—	$—	$426,792

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	216,921	162,436	—	(355)	$379,002
Depreciation and amortization	11,290	9,047	—	—	20,337
Selling and administrative expense	7,745	1,813	—	—	9,558
Restructuring charge	195	—	—	—	195
Interest expense, net	16,518	(7)	—	—	16,511
Other expense (income), net	477	(111)	—	355	721

TOTAL COSTS AND EXPENSES	253,146	173,178	—	—	426,324

(LOSS) INCOME BEFORE INCOME TAXES	(851)	1,319	—	—	468
(Benefit from) provision for income taxes	(266)	423	—	—	157
Equity in income of subsidiaries	896	—	—	(896)	—

NET INCOME	$311	$896	$—	$(896)	$311

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Six Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$ (11,712)	$5,386	$3,894	$—	$(2,432)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,335)	(4,875)	(451)	—	(10,661)
Business acquisitions	(17)	—	(6,048)	—	(6,065)
Other	76	—	—	—	76

NET CASH USED IN INVESTING ACTIVITIES	(5,276)	(4,875)	(6,499)	—	(16,650)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(243)	—	(20,243)
Other	(78)	(16)	—	—	(94)

NET CASH USED IN FINANCING ACTIVITIES	(20,078)	(16)	(243)	—	(20,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(795)	—	(795)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,066)	495	(3,643)	—	(40,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,551	$1,953	$2,261	$—	$10,765

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Six Months Ended April 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,130	$9,445	$—	$—	$10,575

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,743)	(10,139)	—	—	(14,882)
Other	667	—	—	—	667

NET CASH USED IN INVESTING ACTIVITIES	(4,076)	(10,139)	—	—	(14,215)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(30,000)	—	—	—	(30,000)
Other	(119)	—	—	—	(119)

NET CASH USED IN FINANCING ACTIVITIES	(30,119)	—	—	—	(30,119)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,065)	(694)	—	—	(33,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,161	1,728	—	—	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,096	$1,034	$—	$—	$18,130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting for Inventory

We intend to change our method of accounting for the cost of inventories for our U.S. subsidiaries from the last-in, first-out (LIFO) method of inventory valuation to the first-in, first-out (FIFO) method, effective for the third quarter of fiscal 2007. The inventories of our non-U.S. subsidiaries will continue to be valued using the FIFO method. After this change, all of our inventories will be valued using FIFO.

Under the book-tax conformity rules of the Internal Revenue Code, the method of accounting for inventories for U.S. tax purposes must conform to the method of accounting used for financial reporting purposes. We believe the change from LIFO to FIFO for tax purposes for BWAY may be automatic, but the change for NAMPAC requires the approval of the Internal Revenue Service, which we expect to receive in our fiscal third quarter. The election to change methods for tax purposes will result in additional taxes due of approximately $10.0 million, the majority of which is payable over four years. The additional tax is a result of accumulated tax deferrals. We believe that the FIFO method is preferable to the LIFO method because it (1) will better match revenues and expenses for financial and tax reporting purposes; (2) will provide a consistent valuation method for all of our inventories; (3) provides for period-end FIFO inventory values which will be more current in rising price environments, and, as such, will better approximate replacement cost; and (4) will reduce the administrative burden of calculating LIFO reserve adjustments.

The change in accounting method from LIFO to FIFO would be accounted for using the guidance of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), as a change in accounting principle. Under SFAS No. 154, a change in accounting principle is reported through retrospective application to all prior periods, as if that principle had always been used. The cumulative effect of the change in accounting principle on periods prior to those presented is recorded as an adjustment to retained earnings as of the beginning of the first period presented. In addition, the impact of the change shall be reflected in each statement of operations and statement of cash flows presented for the applicable period impact on those statements.

The following table summarizes the expected effect of the proposed change in accounting principle on the consolidated statements of operations for the three and six months ended April 1, 2007 and April 2, 2006, on the consolidated statements of cash flows for the six months ended April 1, 2007 and April 2, 2006, and the expected effect on the consolidated balance sheets as of April 1, 2007 and October 1, 2006:

	Three Months Ended				Six Months Ended
	April 1, 2007		April 2, 2006		April 1, 2007		April 2, 2006
	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change
Consolidated statements of operations:
Cost of products sold (excluding depreciation and amortization)	$196,525	$197,249	$193,668	$196,316	$370,688	$375,599	$379,002	$373,323
Provision for (benefit from) income taxes	4,253	4,356	2,552	1,817	5,616	7,321	157	(578)
Net income	6,076	5,249	4,917	3,004	7,814	1,918	311	6,725
Consolidated statements of cash flows:
Adjustment for deferred income taxes					(4,390)	(2,685)	(5,585)	(6,320)
Change in inventories					(18,345)	(13,434)	(3,346)	(9,025)

	April 1, 2007		October 1, 2006
	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change
Consolidated balance sheets:
Inventories	$100,613	$113,548	$80,441	$98,287
Deferred tax assets	2,881	5,820	4,038	6,977
Goodwill	248,994	247,090	248,687	246,783
Deferred tax liability	65,745	67,450	71,292	71,292
Retained earnings	22,912	35,177	15,098	33,979

Acquisitions

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). We paid approximately $68.4 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The results of operations related to this acquisition are included from the acquisition date. The acquired business is included in our metal and plastics packaging segments.

On January 30, 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately CDN$7.1 million, including transaction costs, (approximately $6.0 million U.S. dollars at the closing date) (the “Vulcan Acquisition”). We funded the acquisition using available cash on hand. The acquired business is included in our metal packaging segment. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we intend to close the Vulcan manufacturing facilities and terminate approximately 100 employees. In connection with the preliminary purchase price allocation, pursuant to EITF Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination, we recorded a reorganization liability of approximately $3.6 million, which consists of severance payments, facility holding costs and facility closure costs. Of the $3.6 million liability, we expect to spend $2.5 million in the third quarter, $0.8 million in the fourth quarter and the remainder in the first half of fiscal 2008.

The ICL and Vulcan Acquisitions are referred to in this discussion collectively as the “Canadian Acquisitions.”

Initial Public Offering

In March 2007, our parent company, BWAY Holding Company (formerly known as BCO Holding Company) (“BWAY Holding”), filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 under the Securities Act related to its common stock. Once the SEC declares the registration statement effective, certain selling stockholders, including Kelso, our executive chairman and another member of the board, intend to offer certain of their BWAY Holding shares to the public. Neither BWAY Holding nor we will receive the proceeds from the shares being sold by the selling stockholders. We expect to incur a charge of approximately $32.5 million upon the closing of BWAY Holding’s initial public offering. Approximately $21.0 million of the charge, including payment of a $2.0 million one-time advisory fee to an affiliate of Deutsche Bank contingent upon closing of BWAY Holding’s initial public offering, will be settled in cash and approximately $11.0 million of the charge represents a non-cash stock-based compensation charge related to accelerated vesting on certain stock options.

Overview

The following highlights changes in the results of operations in the second quarter of 2007 from the second quarter of 2006. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•	The Canadian Acquisitions contributed $18.3 million to net sales and $3.5 million to gross margin.

•	Excluding the impact of the Canadian Acquisitions, net sales decreased $9.5 million (4.2%) and gross margin increased $2.5 million (7.8%).

•

The decrease in net sales, excluding the impact of the Canadian Acquisitions, is primarily due to lower selling prices in the plastics packaging segment and, to a lesser extent, lower volume in the metal packaging segment. Selling prices in the plastics packaging segment decreased as a result of a decrease in the cost of resin from the prior year. The decrease in metal packaging volume is due to lower industry demand.

•

Excluding the impact of the Canadian Acquisitions, gross margin included an unfavorable impact of $1.9 million over the prior year as a result of our LIFO method of accounting. Excluding the impact of LIFO and the Canadian Acquisitions, gross margin increased $4.4 million (15.1%) primarily due to lower resin costs and the timing of changes in resin costs and the pass through of those changes to our customers.

Results of Operations

Our operations are organized and reviewed by management along our products lines in two reportable segments –Metal Packaging and Plastics Packaging. See Note 9, “Business Segments,” to the unaudited consolidated financial statements under Part 1, Item 1, of this report for a discussion of our business segments.

The following tables set forth changes in our statements of operations for the each of the three and six months ended April 1, 2007 and April 2, 2006.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
Net sales	$234,271	$225,419	$8,852	3.9%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	196,525	193,668	2,857	1.5	83.9	85.9

Gross margin (excluding depreciation and amortization)	37,746	31,751	5,995	18.9	16.1	14.1

Depreciation and amortization	11,177	10,385	792	7.6	4.8	4.6
Selling and administrative expense	6,593	5,027	1,566	31.2	2.8	2.2
Restructuring (adjustment) charge	(203)	61	(264)	NM	(0.1)	—
Interest expense, net	9,320	8,290	1,030	12.4	4.0	3.7
Other expense, net	530	519	11	2.1	0.2	0.2

Income before income taxes	10,329	7,469	2,860	38.3	4.4	3.3
Provision for income taxes	4,253	2,552	1,701	66.7	1.8	1.1

NET INCOME	$6,076	$4,917	$1,159	23.6%	2.6%	2.2%

NM—NOT MEANINGFUL

	Six Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
Net sales	$436,647	$426,792	$9,855	2.3%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	370,688	379,002	(8,314)	(2.2)	84.9	88.8

Gross margin (excluding depreciation and amortization)	65,959	47,790	18,169	38.0	15.1	11.2

Depreciation and amortization	22,575	20,337	2,238	11.0	5.2	4.8
Selling and administrative expense	10,808	9,558	1,250	13.1	2.5	2.2
Restructuring (adjustment) charge	(164)	195	(359)	NM	—	—
Interest expense, net	18,723	16,511	2,212	13.4	4.3	3.9
Other expense, net	587	721	(134)	(18.6)	0.1	0.2

Income before income taxes	13,430	468	12,962	NM	3.1	0.1
Provision for income taxes	5,616	157	5,459	NM	1.3	—

NET INCOME	$7,814	$311	$7,503	NM	1.8%	0.1%

NM—NOT MEANINGFUL

Second Quarter and First Six Months of 2007 versus Second Quarter and First Six Months of 2006

Net Sales.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
NET SALES BY SEGMENT
Metal packaging	$140,561	$134,890	$5,671	4.2%	60.0%	59.8%
Plastics packaging	93,710	90,529	3,181	3.5	40.0	40.2

CONSOLIDATED NET SALES	$234,271	$225,419	$8,852	3.9%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
NET SALES BY SEGMENT
Metal packaging	$259,435	$252,297	$7,138	2.8%	59.4%	59.1%
Plastics packaging	177,212	174,495	2,717	1.6	40.6	40.9

CONSOLIDATED NET SALES	$436,647	$426,792	$9,855	2.3%	100.0%	100.0%

Included in net sales for the second quarter and first six months of 2007 is approximately $18.3 million and $32.8 million, respectively, in net sales related to the Canadian Acquisitions. Net of this impact, net sales decreased $9.5 million and $23.0 million in the second quarter and first six months of 2007, respectively, from comparable periods in 2006.

The increase in metal packaging segment net sales is primarily related to the Canadian Acquisitions (steel pail business), partially offset by a decrease in volume due to lower industry demand.

The increase in plastics packaging segment net sales results primarily from the acquired ICL plastic pail business and an increase in sales volume, partially offset by lower selling prices. Plastics packaging segment selling prices were lower in the second quarter and first six months of 2007 due to the contractual pass through of lower plastic resin cost as compared to comparable periods in 2006.

Cost of Products Sold (excluding depreciation and amortization).

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$119,125	$112,711	$6,414	5.7%	60.6%	58.2%
Plastics packaging	77,484	80,908	(3,424)	(4.2)	39.4	41.8

Segment CPS	196,609	193,619	2,990	1.5	100.0	100.0
Corporate undistributed expenses	(84)	49	(133)	NM	—	—

CONSOLIDATED CPS	$196,525	$193,668	$2,857	1.5%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$223,569	$216,469	$7,100	3.3%	60.3%	57.1%
Plastics packaging	147,101	162,438	(15,337)	(9.4)	39.7	42.9

Segment CPS	370,670	378,907	(8,237)	(2.2)	100.0	100.0
Corporate undistributed expenses	18	95	(77)	NM	—	—

CONSOLIDATED CPS	$370,688	$379,002	$(8,314)	(2.2)%	100.0%	100.0%

Included in cost of products sold, excluding depreciation and amortization, (“CPS”) for the second quarter and first six months of 2007 is approximately $14.8 million and $26.8 million, respectively, in CPS related to the Canadian Acquisitions.

Net of the impact of the Canadian Acquisitions, CPS decreased $12.0 million and $35.1 million in the second quarter and first six months, respectively. Our LIFO method of accounting increased CPS by approximately $1.9 million and decreased CPS by approximately $10.6 million in the second quarter and first six months of 2007, respectively. Net of the LIFO impact and the Canadian Acquisitions, CPS decreased $13.9 million and $24.5 million in the second quarter and first six months of 2007, respectively, primarily due to lower resin costs in the plastics segment and, to a lesser extent, lower volumes in the metal segment.

The increase in metal packaging segment CPS is primarily due to costs associated with the Canadian Acquisitions. Metal packaging segment CPS increased $0.9 million in the first six months of 2007 due to an increase in inventory costs as a result of our LIFO method of accounting. There was no LIFO impact in the second quarter. Excluding the impact of LIFO and the Canadian Acquisitions, metal packaging segment CPS as a percentage of segment net sales increased to 84.7% in the second quarter of 2007 from 83.6% in the second quarter of 2006, but decreased slightly to 85.8% for the first six months of fiscal 2007 from 85.9% in the first six months of 2006. The increase in CPS as a percentage of segment net sales in the second quarter is primarily attributable to the sale of products with a higher manufacturing cost.

The decrease in plastics packaging segment CPS for the second quarter and first six months of 2007 is primarily due to lower plastic resin costs, partially offset by cost of sales associated with the ICL Acquisition. Segment CPS increased $1.9 million and decreased $11.5 million in the second quarter and first six months of 2007, respectively, as a result of our LIFO method of accounting. Excluding the impact of LIFO and the ICL Acquisition, plastics packaging segment CPS as a percentage of segment net sales decreased to 84.2% and 87.2% in the second quarter and first six months of 2007, respectively, from 92.2% and 89.7% in the second quarter and first six months of 2006, respectively. The improvement in segment CPS as a percentage of segment net sales is primarily due to the reduction in CPS noted above and the timing of changes in resin costs and the pass through of those changes to our customers, higher absorption due to volume increases and lower spending.

Depreciation and Amortization.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,583	$5,418	$165	3.0%	50.0%	52.2%
Plastics packaging	5,379	4,508	871	19.3	48.1	43.4

Segment D&A	10,962	9,926	1,036	10.4	98.1	95.6
Corporate undistributed expenses	215	459	(244)	(53.2)	1.9	4.4

CONSOLIDATED D&A	$11,177	$10,385	$792	7.6%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$11,118	$10,660	$458	4.3%	49.2%	52.4%
Plastics packaging	10,776	8,701	2,075	23.8	47.7	42.8

Segment D&A	21,894	19,361	2,533	13.1	97.0	95.2
Corporate undistributed expenses	681	976	(295)	(30.2)	3.0	4.8

CONSOLIDATED D&A	$22,575	$20,337	$2,238	11.0%	100.0%	100.0%

The increase in metal packaging segment depreciation and amortization expense (“D&A”) in the second quarter and first six months of 2007 relates to depreciation and amortization of long-lived and identifiable intangible assets acquired in the Canadian Acquisitions. The increase in plastics packaging segment D&A in the second quarter and first six months of 2007 relates to depreciation of assets acquired through capital spending ($0.8 million and $1.4 million, respectively), to depreciation and amortization of long-lived and identifiable intangible assets acquired in the ICL Acquisition ($0.4 million and $0.9 million, respectively) and to higher scheduled amortization of intangible assets ($0.2 million and $0.4 million, respectively). The decrease in corporate D&A in the second quarter and first six months is due to lower depreciation of existing corporate assets.

Selling and Administrative Expense.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,471	$1,879	$(408)	(21.7)%	22.3%	37.4%
Plastics packaging	1,218	841	377	44.8	18.5	16.7

Segment S&A	2,689	2,720	(31)	(1.1)	40.8	54.1
Corporate undistributed expenses	3,904	2,307	1,597	69.2	59.2	45.9

CONSOLIDATED S&A	$6,593	$5,027	$1,566	31.2%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	April 1, 2007	April 2, 2006	$	%	April 1, 2007	April 2, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$2,961	$3,367	$(406)	(12.1)%	27.4%	35.2%
Plastics packaging	2,148	1,819	329	18.1	19.9	19.0

Segment S&A	5,109	5,186	(77)	(1.5)	47.3	54.3
Corporate undistributed expenses	5,699	4,372	1,327	30.4	52.7	45.7

CONSOLIDATED S&A	$10,808	$9,558	$1,250	13.1%	100.0%	100.0%

Selling and administrative expense (“S&A”) in the second quarter and first six months of 2007 related to the Canadian Acquisitions was $0.6 million and $0.9 million, respectively. Net of S&A related to the Canadian Acquisitions, S&A increased $1.0 million and $0.3 million in the second quarter and first six months of 2007, respectively.

The increase in S&A, excluding impact of the Canadian Acquisitions, in the second quarter primarily relates to an increase in professional fees ($0.4 million), an increase in the allowance for doubtful accounts ($0.4 million), fees and expenses associated with the registration of BWAY Holding’s common stock ($0.3 million), and higher executive wages and benefits ($0.5 million) . The increase in professional fees is primarily related to preparedness for Sarbanes-Oxley 404 certification (effective at the beginning of fiscal 2008) and to generally higher tax and auditing fees. The increase in bad debt expense is primarily related to the increase in accounts receivable.

Interest, Taxes and Other

Interest Expense, Net. Interest expense, net, increased $1.0 million and $2.2 million in the second quarter and first six months of 2007, respectively. Additional debt associated with the ICL Acquisition resulted in an increase of $0.7 million and $1.6 million in the second quarter and first six months, respectively. The remainder of the increase in interest expense, net, for the second quarter and first six months of 2007 is primarily a result of higher interest rates, partially offset by a $30.0 million principal payment on the term loan in 2006 and a $20.0 million principal payment on the term loan in the first quarter of 2007.

Provision for Income Taxes. Income tax expense increased $1.7 million and $5.4 million in the second quarter and first six months due, in part, to an increase in taxable income. Also, the effective income tax rate increased in the second quarter and first six months of 2007 primarily due to the expiration of a federal tax credit for possession corporations, which provided a benefit related to our operations in Puerto Rico.

Other Expense, Net. Other expense, net, decreased in the first six months primarily as a result of currency transaction gains related to cross border transactions between the U.S. and Canada.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first six months of 2007 and 2006 were primarily financed through internally generated cash flows and cash on hand.

During the first six months of 2007, working capital increased $6.9 million to $77.9 million, which includes a decrease in cash and cash equivalents of $39.4 million. We voluntarily repaid $20.0 million of principal on the US Term Loan and paid approximately $16.9 million in interest and $6.0 million for the Vulcan Acquisition. We collected a net of approximately $2.8 million in accounts receivable, increased inventories $13.4 million (net of a $4.9 million non-cash decrease in the LIFO reserve) and paid $11.2 million of accounts payable and $3.8 million of accrued rebates. We generally increase inventories in the first six months of the year in order to meet third quarter demand. The increase in inventories in the first six months of 2007 is approximately $5.0 million higher than the increase in the prior year due to purchases of steel in advance of a price increase. The decrease in accounts payable is partially due to lower resin purchases in the first quarter of 2007 and to a reduction in the average cost per pound of resin partially offset by an increase in accounts payable during the second quarter, which is consistent with changes during the second quarter of the prior year.

During the first six months of 2006, working capital increased $2.9 million to $56.6 million, which includes a decrease in and cash and cash equivalents of $33.8 million. We voluntarily repaid approximately $30.0 million of principal on the US Term Loan, paid approximately $15.7 million in interest and paid approximately $10.6 million in income taxes, primarily related to estimated tax payments for fiscal 2005. During the first six months of 2006, accounts receivable increased $2.3 million, inventories increased $9.0 million (net of a $5.7 million non-cash increase in the LIFO reserve) and accounts payable increased $10.4 million.

Changes in working capital experienced in the first six months of our fiscal year are not necessarily indicative of changes that should be expected for the entire fiscal year.

Long-term debt outstanding, including the current portion, at April 1, 2007 and October 1, 2006 was $417.9 million and $440.0 million, respectively. The decrease in long-term debt is primarily due to the voluntary repayment of $20.0 million in the first quarter of 2007. There were no revolver borrowings outstanding at either April 1, 2007 or October 1, 2006.

At April 1, 2007, we had $42.4 million in revolving credit available to us and our U.S. subsidiaries, after taking into consideration $7.6 million in standby letters of credit, which reduce available borrowings, and $5.0 million in revolving credit available to our Canadian subsidiary. We believe we have sufficient borrowing capacity under the revolvers to provide adequate resources to meet any short-term cash shortfalls due to the timing of cash flows. However, we may be limited by our credit agreement in our ability to provide funds to our Canadian subsidiary if its revolver is insufficient. When practicable, we use excess cash to permanently pay down a portion of the term loans.

Interest rates on our term loan borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding was approximately 7.0% at April 1, 2007 and October 1, 2006. The increase in the interest rate is due to an increase in the underlying base rate. The margin we pay based on our leverage ratio (as defined in the applicable credit agreement) has not changed. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

The credit agreement governing our U.S. Term Loan, U.S. Revolver, Canadian Term Loan and Canadian Revolver requires that for the twelve months ended April 1, 2007 we maintain a minimum Consolidated Interest Coverage Ratio of 2.60. For the twelve months ended April 1, 2007, that ratio was 3.05

The credit agreement also requires that for the twelve months ended April 1, 2007 we not exceed a Maximum Consolidated Total Leverage Ratio of 4.80. For the twelve months ended April 1, 2007, that ratio was 3.81.

As discussed above, we expect to expend approximately $21.0 million upon the closing of BWAY Holding’s initial public offering, which we expect to occur in the second half of 2007. This expenditure includes a $2.0 million one-time advisory fee to an affiliate of Deutsche Bank contingent upon closing of BWAY Holding’s initial public offering.

We believe cash provided from operations and available revolver borrowings will provide sufficient working capital to operate our business, to make expected capital expenditures, to meet foreseeable liquidity requirements, including debt service on the Senior Notes, in the next 12 months, and the expected expenditures related to BWAY Holding’s initial public offering. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the six months ended April 1, 2007 and April 2, 2006.

	Six Months Ended		Change
(Dollars in thousands)	April 1, 2007	April 2, 2006
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,432)	$10,575	$(13,007)

NET CASH USED IN INVESTING ACTIVITIES	(16,650)	(14,215)	(2,435)

NET CASH USED IN FINANCING ACTIVITIES	(20,337)	(30,119)	9,782

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,765	$18,130

Net income, adjusted for depreciation, amortization of other intangibles and deferred financing costs, loss on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $31.1 million and $22.6 million in the first six months of 2007 and 2006, respectively. The change in working capital used operating cash of $29.4 million and $5.9 million in the first six months of 2007 and 2006, respectively.

Net cash used in investing activities includes capital expenditures of $10.7 million and $14.9 million in the first six months of 2007 and 2006, respectively. We expect annual capital expenditures for 2007 to exceed 2006 annual capital expenditures by approximately $1.0 to $3.0 million. The Vulcan Acquisition in the second quarter of 2007 used cash on hand of approximately US $6.0 million (Cdn$7.1 million at the closing date).

Net cash used in financing activities in the first six months of 2007 and 2006 relates primarily to term loan repayments of $20.2 million and $30.0 million in the first six months of 2007 and 2006, respectively. The majority of these repayments were voluntary repayments using excess cash on hand.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, “Long-Term Debt”, to the unaudited consolidated financial statements in Part I, Item 1, of this report.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. See “Risk Factors - Restrictive covenants in debt agreements of our company and its subsidiaries could restrict our operating flexibility.”

At April 1, 2007, we were in material compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Productivity Improvements

We regularly review opportunities to reduce costs and improve operating results, and we are currently evaluating certain cost reduction strategies, which include plant consolidations, spending reductions and headcount elimination. We expect these initiatives to result in cost savings in future periods, which we believe will exceed the near-term cost of the initiatives. We expect to begin implementing these initiatives in the second half of 2007, and the cost of these initiatives, which could be material in the period in which it is incurred, will be expensed as incurred.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At April 1, 2007, we had borrowings of $217.9 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $5.8 million.

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

At April 1, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.6 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

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

Our earnings are exposed to the fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the first six months of 2007, approximately 8% of our net sales were denominated in Canadian dollars. Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to these purchases.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of April 1, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended April 1, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.2 million and $0.3 million at April 1, 2007 and October 1, 2006, respectively, related to pending litigation matters, other than as discussed below.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Approximately 33 cases arising out of the sale of lead pigment for use in lead-based paint have been filed in the Circuit Court of Milwaukee County, Wisconsin against our wholly owned subsidiary Armstrong Containers, Inc. (“Armstrong”) based on allegations that Armstrong is a successor in interest to the John R. MacGregor Co. and/or MacGregor Lead Company (“MacGregor”). MacGregor was involved in the manufacture and sale of lead pigment from about 1937 until 1971, when MacGregor sold its lead and paint businesses to third parties. Three of these cases were originally filed against BWAY Corporation but plaintiffs agreed to the dismissal of BWAY Corporation and the substitution of Armstrong as the defendant in those cases. These cases seek to recover unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead-based paint.

In the initial three cases, Armstrong has answered the complaints, denying the allegations contained therein. These cases are currently in the discovery phase. In the subsequent thirty cases, Armstrong has recently acknowledged service and answered the complaints, generally denying the allegations contained therein. Discovery is just beginning in the subsequent thirty cases. We have been advised by plaintiffs’ counsel that other cases are likely to be filed which will name Armstrong as a defendant. Armstrong intends to defend these cases vigorously.

These cases were previously disclosed in the Annual Report and the Quarterly Report for the quarter ended December 31, 2006.

Public Nuisance Cases

Between December 2006 and April 2007, Armstrong, along with a number of other companies, was named as a defendant in lead paint cases that allege liability primarily based on a public nuisance theory. In addition to the public nuisance cases disclosed in the Annual Report and the Quarterly Report for the quarter ended December 31, 2006, we have been named as a defendant in one statewide public nuisance case in Ohio and four additional cases brought by Ohio municipalities, as follows:

State of Ohio, ex rel. Marc Dann Attorney General vs. Sherwin-Williams Company, E.I. DuPont De Nemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 07CV 4587;

City of Athens, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Athens County, Ohio, Civil Division; Civil Action File No. 07CI136;

City of Dayton, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., Lyondell Chemical Company, and John Doe Corporations, Defendants; Court of Common Pleas, Montgomery County, Ohio, Civil Division; Civil Action File No. 07-2701;

City of Youngstown, Ohio, vs. Sherwin-Williams Company, E.I. DuPont DeNemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Mahoning County, Ohio, Civil Division; Civil Action File No. 07-CV1167;

City of Massillon, Ohio, vs. Sherwin-Williams Company, Millenium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2007CV01224.

Armstrong has been named as a defendant on the ground that it is an alleged successor in interest to MacGregor. Plaintiffs contend that lead paint is hazardous to human health, particularly the health of children. Plaintiffs assert claims for public nuisance as well as claims for unjust enrichment, indemnity and concert of action, and seek to recover compensatory damages including the costs of abating the alleged nuisance. The complaints also seek punitive damages. Armstrong likely will move to dismiss the above referenced cases in accordance with the filing deadlines. Scheduling orders have been entered in some cases. Recently, plaintiffs have moved to stay many of the cases pending resolution of a proceeding between the Ohio state legislature and the Ohio governor’s office regarding legislation relating to public nuisance claims, which proceeding is presently before the Ohio Supreme Court.

In February 2006, a jury in Rhode Island returned a verdict in a statewide lead-paint based public nuisance suit (in which Armstrong was not named as a defendant) finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) certain defendants caused or substantially contributed to the creation of the public nuisance, and (iii) certain defendants should be ordered to abate the public nuisance. The court in this case may order these defendants to make payments to fund lead paint abatement affecting both public and private properties, and certain other health and safety programs, although the extent of such payments is not certain. The defendants have appealed the decision of the trial court. The February 2006 verdict may increase the likelihood that additional similar cases will be filed in other jurisdictions.

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At April 1, 2007 and October 1, 2006, we had accrued approximately $0.2 million and $0.5 million, respectively, in legal fees and expenses related to these matters. We have notified our general liability insurers, some of whom are participating in the defense of the claims, subject to reservations of rights. For further discussion of both the personal injury and public nuisance cases related to lead pigment and lead-based paint, see “Risk Factors—Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products” and “—The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial position, results of operations and/or cash flows.”

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in this Item 1A, which could materially affect our business, financial condition, results of operations or cash flows. There have been material changes in the Risk Factors as previously disclosed in the Annual Report, and such changes are reflected immediately below. The following risk factors are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or cash flows.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements.

The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing and other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, proximity to customers, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice.

Some of our fiscal 2006 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our largest customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time in the past, we may have a short-term or long-term inability to supply all of its requirements from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or increase our operating costs.

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

In fiscal 2006, approximately 35% of our net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 15% of our net sales during fiscal 2006. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

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

Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins.

We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all raw materials we require from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future and we have generally not been able in the past to pass on any price increases to our customers in the prices of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. Energy prices, in particular natural gas, have increased in recent years, with a corresponding effect on our production costs.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in property damage, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our results of operations could be unfavorably affected.

In addition, one of our subsidiaries, Armstrong Containers, Inc., or “Armstrong,” has been named as one of several defendants in 33 lead-related cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. In addition, Armstrong has been named as one of several defendants in eight of the public nuisance cases referred to above. Plaintiffs in the public nuisance cases seek compensatory and punitive damages, including the cost of abating the alleged nuisance, and plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead based paint litigation against Armstrong and encourage an increase in the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. At April 1, 2007, we had accrued approximately $0.2 million in legal fees and expenses related to these matters. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see “Legal Proceedings.”

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure.

In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. A smaller number of larger customers as a result of industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel could be significantly affected by consolidation of key suppliers.

The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse affect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Deceleration of the recent growth in our end markets could negatively impact our net sales.

Despite growth in recent years in the end markets for our products, we cannot assure you that the end markets for our products will continue to grow at current rates in the future. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector. Therefore, we believe that if demand in our end markets were to decline or even grow less quickly, this could have a material adverse effect on our business, financial position, results of operations and/or cash flows should our customers reduce their purchases of our products or if we are required to reduce our prices or make changes to our operations.

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability.

Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time, our customers, including some of our larger customers, have used such alternative methods to package their products.

A widespread introduction of alternative packages by our customers or by other companies as a substitute for steel or plastic containers could significantly reduce our sales to our customers. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Labor disruptions with that portion of our workforce which is unionized could decrease our profitability.

At April 1, 2007, approximately 24% of our hourly employees worked under various collective bargaining agreements. Of our nine collective bargaining agreements, the agreement with our largest union, which is located at our Cincinnati facility and represents approximately 34% of our unionized workforce, will become amendable in August 2007. We may not be able to negotiate this or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We incurred approximately $1.1 million in capital expenditures in fiscal 2006 and approximately $0.8 million in the first six months of fiscal 2007 to comply with federal Maximum Achievable Control Technology, or MACT, regulations related to air emission control requirements for Hazardous Air Pollutants, or HAP, and volatile organic compounds. In addition, we expect to incur approximately $1.3 million in capital expenditures in the remainder of fiscal 2007 to comply with certain environmental laws at a facility related to the ICL acquisition. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other constituents. For example, we received a letter dated March 14, 2007 from the U.S. Environmental Protection Agency, or EPA, stating that corrective action is required at our Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address their concerns and have notified a former owner of the site who we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in the third quarter of fiscal 2005, we joined a potentially responsible party, or PRP, group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

We may not succeed in our strategy of pursuing selective acquisitions.

As part of our business strategy, we intend to continue to evaluate and selectively pursue acquisitions. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. Successful integration of any acquired business will require significant management and economic resources and could divert our focus from our day-to-day operations. In addition, to the extent that we make any acquisition in the future, our failure to integrate the acquired business successfully could significantly impair our financial position, results of operations and/or cash flows.

Our quarterly operating results may fluctuate due to seasonality and other factors.

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the first quarter of fiscal 2006 and 2005 our net sales were 22% and 21%, respectively, of our total annual net sales and our gross profit was 13% and 16% of our total annual gross profit, respectively.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes as a result to our customers. We account for inventories on a last-in-first-out, or LIFO basis, and a sharp decline in the price of raw materials from one quarter to the next could result in significant fluctuation in our quarterly earnings, which could have a material adverse effect on our business, financial position, results of operations and/or cash flows. For example, in the first quarter of fiscal 2006, we had a net loss of approximately $4.6 million, due, in part, to approximately $6.6 million in additional cost of products sold related to increases in plastics inventory costs as a result of our LIFO method of accounting. We intend to adopt the first-in, first-out basis, or FIFO basis, of accounting for inventories in the third quarter of fiscal 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting for Inventory.”

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

We may be unable to repay the senior subordinated notes at their maturity or to refinance them on acceptable terms.

Our 10% senior subordinated notes become due in 2010. Our ability to repay or to refinance its obligations under these notes will depend on our general financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our obligations under our senior subordinated notes, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Our credit facility and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indenture governing our senior subordinated notes and the agreement governing our credit facility contain numerous covenants and require us to meet certain financial ratios and tests based on Adjusted EBITDA. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Restrictive covenants in debt agreements of our company and its subsidiaries could restrict our operating flexibility.

Our credit facility and the indenture governing our senior subordinated notes contain affirmative and negative covenants that limit the ability of our company and its subsidiaries to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. The credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. The credit facility restricts, among other things and subject to certain exceptions, the ability of our company (and/or the ability of some or all of its subsidiaries) to:

•	incur additional debt;

•	pay dividends or distributions on its capital stock or to repurchase its capital stock;

•	make certain investments, loans or advances;

•	create liens on our assets to secure debt;

•	engage in transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	incur guarantee obligations;

•	prepay other indebtedness or amend other debt instruments;

•	enter into sale and leaseback transactions;

•	make acquisitions; and

•	change the business conducted by us.

In addition, under our credit facility, we are required to comply with financial covenants, including a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Total Leverage Ratio.

The indenture governing our senior subordinated notes also contains restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make restricted payments or investments;

•	create liens on assets;

•	transfer or sell assets;

•	engage in mergers or consolidations;

•	engage in certain transactions with affiliates;

•	incur guarantee obligations; and

•	change the business conducted by us.

Our ability to comply with the covenants and restrictions contained in our credit facility and our ability to comply with the covenants and restrictions contained in the indenture governing our senior subordinated notes may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under either our credit facility or the indenture governing our senior subordinated notes that would permit the applicable lenders or holders, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to make borrowings under our credit facility and may not be able to repay the amounts due under our credit facility and our senior subordinated notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing our senior subordinated notes

Under the indenture governing our senior subordinated notes, if we experience specific kinds of change of control, we must offer to repurchase outstanding senior subordinated notes at a price equal to 101% of the principal amount of the notes plus accrued an unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control would also constitute a default under our credit facility. In addition, our credit facility may limit or prohibit the purchase of the senior subordinated notes in the event of a change of control, unless and until such time as the indebtedness under the credit facility is repaid in full. As a result, following a change of control event, we may not be able to repurchase senior subordinated notes unless all indebtedness outstanding under our credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or we obtain a waiver from the holders of such indebtedness to permit us to repurchase the senior subordinated notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding senior subordinated notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all.

We are exposed to exchange rate fluctuations of the Canadian dollar

For fiscal 2006, 1.8% of actual net sales and 6.4% of our net sales on a pro forma basis for the ICL acquisition were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of shareholders’ equity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended April 1, 2007.

Item 3.	Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended April 1, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended April 1, 2007.

Item 5.	Other Information.

There is no information to report under this item for the quarter ended April 1, 2007.

Item 6.	Exhibits.

See Index to Exhibits.

FORWARD-LOOKING STATEMENTS

Note: This document contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this document, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include competitive risk from other container manufacturers or self-manufacture by customers, termination of our customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin, other raw material and energy costs or availability, product liability or product recall costs, lead pigment and lead paint litigation, increased consolidation in our end markets, consolidation of key suppliers, deceleration of growth in our end markets, increased use of alternative packaging, labor unrest, environmental, health and safety costs, management’s inability to evaluate and selectively pursue acquisitions, fluctuation of our quarterly operating results, an increase in interest rates, inability to repay or refinance the senior subordinated notes, restrictions in our debt agreements, fluctuations of the Canadian dollar, and the other factors discussed in our filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this document might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Corporation
(Registrant)

Date: May 2, 2007	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2007	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc. as amended April 3, 1995.

10.2	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc., as amended January 14, 1995 and October 1, 1998.

10.3	Lease agreement dated December 1, 2006 between A.L. Dougherty-Tennessee II, LLC and BWAY Corporation.

10.4	Lease dated December 19, 1988 between Julius Realty Corporation and Leary/Carroll, Inc., as amended May 1998 and as assigned to Trenton Metal Decorating, Inc. November 8, 1998.

10.5	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc., as amended May 27, 2004.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.