Form 10-K
period 2008-09-28
BWAY CORP; BWAY Holding CO
filed 2008-12-12
CIK 943897, 1392179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:

September 28, 2008

Commission File Number	Registrant and State of Incorporation	I.R.S. Employer Identification Number
001-33527	BWAY Holding Company	55-0800054
(Delaware)
001-12415	BWAY Corporation	36-3624491
(Delaware)

Address and Telephone Number

8607 Roberts Drive

Suite 250

Atlanta, Georgia 30350-2237

(770) 645-4800

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on Which Registered
BWAY Holding Company	Common Stock, $0.01 par value	New York Stock Exchange
BWAY Corporation	None	N/A

Securities registered pursuant to Section 12(g) of the Act:          None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant
BWAY Holding Company	☐ Yes ☑ No
BWAY Corporation	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Registrant
BWAY Holding Company	☐ Yes ☑ No
BWAY Corporation	☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant
BWAY Holding Company	☑ Yes ☐ No
BWAY Corporation	☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.

Registrant
BWAY Holding Company	☐
BWAY Corporation	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Registrant
BWAY Holding Company	☐ Yes ☑ No
BWAY Corporation	☐ Yes ☑ No

As of March 28, 2008 (the registrants’ most recently completed second fiscal quarter), the aggregate market value of the common stock of BWAY Holding Company held by non-affiliates was approximately $104.2 million based on the closing sale price of as reported on the New York Stock Exchange. The common equity of BWAY Corporation was held by BWAY Holding Company and not publicly traded.

As of December 9, 2008, there were 21,860,650 shares of BWAY Holding Company’s Common Stock outstanding and 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BWAY Holding Company’s definitive proxy statement for its annual meeting of shareholders to be held in the first calendar quarter of 2009 are incorporated by reference into Part III of this Form 10-K.

BWAY HOLDING COMPANY

BWAY CORPORATION

FORM 10-K

For the Fiscal Year Ended September 28, 2008

PART I

In this document, “we,” “our,” “us” and “the Company” refer to BWAY Holding Company and BWAY Corporation and its subsidiaries, collectively, unless the context requires otherwise.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	Our projected changes in sales, gross margin, cash flow, earnings and earnings per share.

•	Our expected liquidity, including future expenditures, cash needs and financing sources.

•	Our assessment of competitors and potential competitors.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements. A number of important risks and uncertainties could cause actual results to differ materially from those indicated by our forward-looking statements. These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

Item 1

Business

Description of Business

BWAY Holding Company (BHC) is a holding company without independent operations. BWAY Corporation (BWAY) is the wholly-owned operating subsidiary of BHC.

We manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States, Canada and Puerto Rico and primarily sell to customers located in these geographic markets. We are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate that we are the leaders in U.S. market share in plastic pails, steel paint cans, steel specialty cans, ammunition boxes and plastic paint bottles, as well as the leaders in Canadian market share in steel pails and plastic pails. These products together represented more than 83% of our fiscal 2008 net sales. In fiscal 2008, our total net sales were $1.0 billion, of which 57% were in our metal packaging segment and 43% were in our plastic packaging segment. We believe that our metal and plastic products, which we manufacture in our 20 strategically located facilities across the United States and in Canada and Puerto Rico, are complementary and often serve the same customers. Our products include:

Metal Containers. General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products; and

Plastic Containers. Injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic and adhesives and driveway sealants.

Metal containers are attractive to many of our customers based on the strength and non-permeability of steel, its ability to hold highly volatile and solvent-based liquids and its fire safety characteristics. Aerosol cans, which are a type of metal container, provide an effective system of delivery for a controlled spray pattern and are the preferred packaging for certain products. In addition, plastic continues to prove adaptable to a wide variety of container end markets including paint and building, non-retail food services, janitorial and chemical, agriculture, oil and petroleum, inks and other general industries. Plastic containers are attractive to many of our customers based on the durability, weight and corrosion resistance of plastic.

Our History and Recent Acquisitions

BHC was incorporated as BCO Holding Company in 2002. BWAY is the successor to a business founded in 1875. In February 2003, BHC acquired BWAY, in a leveraged buyout led by investment funds affiliated with Kelso & Company, L.P., (Kelso) and certain members of management. Upon completion of the acquisition, BWAY became a wholly-owned subsidiary of BHC, and its common stock was delisted from the New York Stock Exchange.

In June 2007, BHC registered shares of its common stock with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. Following the registration, BHC common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” For a further discussion of the initial public offering, see “Initial Public Offering of BHC” in Note 1, General, to Notes to Consolidated Financial Statements, included in Item 8.

Acquisitions

In July 2004, we acquired North America Packaging Corporation (NAMPAC), a manufacturer of rigid plastic containers for industrial packaging markets, in a stock purchase from MVOC, LLC, a Delaware limited liability company. MVOC was the sole owner of the common shares of NAMPAC. Because of the acquisition, NAMPAC became a wholly-owned subsidiary of BWAY.

In July 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. For a further discussion of the acquisition of ICL, see “Acquisitions” in Note 1, General, of Notes to Consolidated Financial Statements, included in Item 8.

In January 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd., a Toronto based producer of steel pails for distribution primarily in Canada. The acquired business is referred to as “Vulcan” in this Annual Report. For a further discussion of the acquisition of Vulcan, see “Acquisitions” in Note 1, General, of Notes to Consolidated Financial Statements, included in Item 8.

Industry Segments

Our business is organized on the basis of product type with two reportable segments: metal packaging and plastic packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers.

Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 17, “Business Segments,” of Notes to Consolidated Financial Statements, included in Item 8.

Metal Packaging Segment

Products and Markets

Our metal packaging segment operates primarily in North America in the general line segment of the metal container market. In the United States, we are the third largest producer of steel aerosol cans, and we are the leading producer in our other product lines.

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid and household and personal care products. Specific products include round cans with rings and plugs (generally paint cans), specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F”-style cans, ammunition boxes and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to our customers within a one-day transit time.

Paint Cans. We believe that we are the leading supplier in North America and the only national supplier of metal paint cans. We believe that we are the sole supplier of metal paint cans to the leading domestic paint companies, and we believe that we are the sole supplier of metal paint can components to the primary manufacturer of hybrid (plastic and metal) paint cans in North America.

Specialty Cans. We believe that we are the leading supplier of metal specialty cans in North America. Specialty cans include screw top cans, pour top cans, oblong or “F”-style cans and ammunition boxes. Screw top cans typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products. Oblong or “F”-style cans are typically used for packaging paint-related products, charcoal lighter fluid and waterproofing products. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Aerosol Cans. We believe that we are the third largest supplier of aerosol cans in North America. We focus on serving as a primary supplier to small- and medium-sized customers and as a secondary supplier to large customers. Aerosol cans are typically used for packaging various consumer and industrial products, including paint and related products, personal care products, lubricants and insecticides.

Steel Pails. We believe that we are one of the leading suppliers of steel pails in North America. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil and water repellent.

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2008, sales to our 10 largest metal packaging segment customers accounted for approximately 45% of the segment’s net sales. Of the fiscal 2008 metal packaging segment net sales, approximately 16% were to The Sherwin-Williams Company.

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

In fiscal 2008, approximately 92% and 7% of our metal packaging segment net revenues were in the United States and Canada, respectively.

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

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. The majority of our steel purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. We do not engage in forward contracts or other hedging arrangements related to these raw material purchases. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

A steel supply shortage could affect, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce goods for sale.

In 2008, we were affected by two unusual events in the steel industry. One was the implementation of a steel surcharge by the steel manufacturers in response to drastically higher costs and supply shortages for the raw materials needed to manufacture the steel. The second unusual event was a very tight supply of steel due to both higher demand and to the raw material shortages experienced by the manufacturers.

In fiscal 2008, we purchased approximately 80% of our steel requirements from four suppliers of steel. Due to consolidations in the steel industry, approximately 80% of our steel requirements in 2009 will be purchased from two suppliers of steel. As a result, management is evaluating the concentration risk to determine if we should allocate our steel requirements to a larger number of suppliers.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and the current number of suppliers.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility, proximity to customer and quality. We believe that (1) the close proximity of our manufacturing facilities to key customer locations, (2) our low-cost, flexible manufacturing capabilities and (3) our reputation for quality and customer service enables us to compete effectively.

In addition to competition within the steel container industry, we face competitive risks from substitute products, such as plastics and hybrids, and, to a lesser extent, composites and flexible packaging containers. Steel containers continue to be the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (1) their price stability and competitiveness as compared to alternative packaging; (2) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (3) their lower storage and handling costs; (4) their ability to hold highly volatile and solvent-based liquids; and (5) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives of our acquisitions of general line rigid plastic container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastic Packaging Segment

Products and Markets

We believe that we are the largest manufacturer of general line rigid plastic containers in the North American market and we produce products in five broad categories: (1) open-head containers; (2) tight-head containers; (3) “F”-style plastic bottles; (4) plastic drums; and (5) plastic paint bottles.

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene, or “HDPE,” that are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries.

Tight-head Containers. Tight-head containers are blow-molded products made of HDPE that are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries.

“F”-Style Plastic Bottles. “F”-style plastic bottles are one-piece, blow-molded HDPE containers that are most commonly used for storing and shipping herbicides and pesticides for the crop protection industries.

Plastic Drums. Plastic drums are large transportable containers made from HDPE available in either an open-head or tight-head format. Plastic drums are most frequently used for shipping concentrated beverage syrup and chemicals.

Plastic Paint Bottles. We are the primary supplier to The Sherwin-Williams Company of an innovative plastic paint container made from HDPE. The paint bottle is proprietary to The Sherwin-Williams Company, and we cannot provide it to other paint manufacturers.

Customers

Our plastic packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements. In fiscal 2008, sales to our 10 largest plastic packaging segment customers accounted for approximately 38% of the segment’s net sales. Of the fiscal 2008 plastic packaging segment net sales, approximately 19% were to The Sherwin-Williams Company.

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

In fiscal 2008, approximately 87% and 12% of our plastic packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

The main raw material utilized in the plastic packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. HDPE resin constitutes approximately half of our plastic packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations. Resin prices have increased approximately 29% during the last year. Resin prices declined sharply in the first quarter of fiscal 2009.

In order to mitigate the impact of resin price fluctuations, we have agreements with our customers, which represent a substantial majority of our plastic packaging net sales, allowing changes in resin cost to be passed through to them. Most of these agreements are tied to specific industry recognized chemical indices, which provide a benchmark for the price of resin. Generally, some or all of the change in resin price is passed through to the customer, consistent with industry practice.

HDPE is the primary plastic resin we use in the manufacture of our products, which we purchase from major HDPE suppliers. The majority of our HDPE purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. Historically, we have not engaged in forward contracts or other hedging arrangements related to these raw material purchases.

Competition

The general line rigid plastic containers market is very competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on service, manufacturing flexibility, proximity to customer and price. We believe that (1) our low-cost, flexible manufacturing capacities, (2) the close proximity of our manufacturing facilities to key customer locations and (3) our reputation for quality and customer service enables us to compete effectively.

Employees

As of September 28, 2008, we employed approximately 2,200 hourly employees and approximately 500 salaried employees. As of September 28, 2008, approximately 28% of our hourly workforce was covered by seven separate collective bargaining agreements.

One of the collective bargaining agreements is currently in negotiations and another will become amendable in fiscal 2009. Approximately 20% of our unionized workforce is represented under either of these two agreements.

While we consider relations with our employees to be good, we may not be able to negotiate new or renegotiate existing collective bargaining agreements (as they become amendable) with the same terms. A labor dispute could result in production interruptions, and a prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our financial position, results of operations and/or cash flows.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of operations we use, store and dispose of hazardous substances. Some of the current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations and/or cash flows, there are no assurances that such obligations will not arise in the future. Many facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations and/or cash flows.

We incurred capital expenditures of approximately $0.9 million in fiscal 2008 to comply with certain environmental laws.

We received a March 14, 2007 letter from the EPA stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (RCRA) with respect to corrective action obligations. We are working with the EPA to address its concerns, and we have notified the former owner of the site that we believe has indemnity obligations to us with respect to these claims.

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at the Homerville facility. We are working with the EPA to address their concerns. As of September 28, 2008, we had accrued $0.2 million related to this matter for fines and penalties.

From time to time, we receive requests for information or are identified as a potentially responsible party (PRP) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows. We cannot, however, provide assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from the Homerville, Georgia facility prior to acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which is estimated to approximate $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.4 million as of September 28, 2008 and approximately $0.3 million as of September 30, 2007. These accruals are estimates and future expenditures may vary from these amounts.

Available Information

We are required to file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Copies of these reports, proxy statements and other information can be read and copied at: SEC Public Reference Room, 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.bwaycorp.com—select the “Investor Relations” link and then the “SEC Filings” link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, the Corporate Governance Guidelines and Code of Business Conduct and Ethics, each as adopted by our Board of Directors, are available on our Web site. These documents are posted on our Web site at www.bwaycorp.com—select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to: BWAY Holding Company, Investor Relations, 8607 Roberts Drive, Suite 250, Atlanta, GA 30350-2237.

Item 1A

Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, and our company and industry as well, such as inflation; availability of credit; higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; foreign currency exchange rate fluctuations; changes in the level of unemployment; declines in the housing market; and declines in the home improvement sector, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report.

If any of the events described below were to occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements.

The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing or other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, proximity to customers, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice.

A significant part of our fiscal 2008 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

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

In fiscal 2008, approximately 37% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 17% of our consolidated net sales during fiscal 2008. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

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

We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

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

In addition, one of our subsidiaries, Armstrong Containers, Inc. (Armstrong) has been named as one of several defendants in several lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. In addition, Armstrong has been named as one of several defendants in certain of the public nuisance cases referred to above. The plaintiffs in the public nuisance cases seek compensatory and punitive damages, including the cost of abating the alleged nuisance, and the plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead-based paint litigation against Armstrong and affect the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see Item 3, “Legal Proceedings.”

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure.

In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. A smaller number of larger customers because of industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel could be significantly affected by consolidation of key suppliers.

The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Deceleration of the recent growth in, or concentration of, our end markets could negatively impact our net sales.

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

As of September 28, 2008, approximately 28% of our hourly employees worked under seven separate collective bargaining agreements. One of the collective bargaining agreements is currently in negotiations and another will become amendable in fiscal 2009. Approximately 20% of our unionized workforce is represented under either of these two agreements. We may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other constituents. For example, in fiscal 2008, we received a letter from the U.S. Environmental Protection Agency (EPA) stating that corrective action is required at our Homerville, Georgia facility to address certain administrative matters. In fiscal 2007, we received a letter from the EPA stating that corrective action is required at our Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address their concerns and have notified the former owner of the site who we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in fiscal 2005, we joined a potentially responsible party (PRP) group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

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

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the first quarter of fiscal 2008 and 2007 our net sales were 21% of our total annual net sales and our gross profit as a percentage of total annual gross profit was 16% in the first quarter of 2008 and 19% in the first quarter of 2007.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes to our customers.

Current economic conditions could adversely affect our results of operations and financial condition.

As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and or ability to refinance our Senior Notes due 2010.

In addition, current economic conditions could harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For a discussion of our credit facility, see Note 8, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8.

BWAY may be unable to repay the senior subordinated notes at their maturity or to refinance them on acceptable terms.

BWAY’s 10% senior subordinated notes become due in 2010. BWAY’s ability to repay or to refinance its obligations under these notes will depend on the state of the credit markets and on our general financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our obligations under BWAY’s senior subordinated notes, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Our credit facility and the indenture governing BWAY’s senior subordinated notes restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

For a discussion of these notes, see Note 8, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The indenture governing our senior subordinated notes and the agreement governing our credit facility contain numerous covenants and require us to meet certain financial ratios and tests based on Adjusted EBITDA, as determined by the debt agreements. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Our ability to comply with the covenants and restrictions contained in our credit facility and our ability to comply with the covenants and restrictions contained in the indenture governing our senior subordinated notes may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under either our credit facility or the indenture governing our senior subordinated notes that would permit the applicable lenders or holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to make borrowings under our credit facility and may not be able to repay the amounts due under our credit facility and our senior subordinated notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

BWAY may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing its senior subordinated notes.

Under the indenture governing BWAY’s senior subordinated notes, if BWAY experiences specific kinds of change of control, BWAY must offer to repurchase outstanding senior subordinated notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control of BWAY would also constitute a default under our credit facility. In addition, our credit facility may limit or prohibit the purchase of the senior subordinated notes by BWAY in the event of a change of control, unless and until the indebtedness under the credit facility is repaid in full. As a result, following a change of control event, BWAY may not be able to repurchase senior subordinated notes unless all indebtedness outstanding under our credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or BWAY obtains a waiver from the holders of such indebtedness to permit BWAY to repurchase the senior subordinated notes. BWAY may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding senior subordinated notes may therefore require BWAY to refinance its other outstanding debt, which it may not be able to do on commercially reasonable terms, if at all.

We are exposed to exchange rate fluctuations of the Canadian dollar.

For fiscal 2008, approximately 9% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

We believe our properties are sufficiently maintained and suitable for their intended use.

Our owned properties are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under our credit facility.

We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future.

In addition to the manufacturing facilities listed below, we lease approximately 16,000 square feet of office space in Atlanta, Georgia for our corporate headquarters.

Manufacturing Facilities

As of December 1, 2008, we operated the manufacturing facilities listed below. The list includes the location and approximate square footage of each facility and whether we lease or own the facility. The list excludes properties not used in manufacturing, including warehouses, administrative offices or closed manufacturing facilities.

Metal Segment
Brampton, Ontario	41,000	Leased
Chicago, Illinois (Kilbourn)	141,000	Owned
Cincinnati, Ohio	467,000	Leased
Fontana, California	84,000	Leased
Garland, Texas	108,000	Leased
Homerville, Georgia	395,000	Owned
Memphis, Tennessee	120,000	Leased
Sturtevant, Wisconsin	85,000	Leased
Trenton, New Jersey	105,000	Leased
York, Pennsylvania	97,000	Owned

Plastics Segment
Bryan, Texas	83,000	Leased
Cedar City, Utah	89,000	Owned
Cidra, Puerto Rico	83,000	Leased
Dayton, New Jersey	119,000	Leased
Indianapolis, Indiana	169,000	Leased
Lithonia, Georgia	75,000	Leased
St. Albert, Alberta	62,000	Leased
Toccoa, Georgia	121,000	Leased
Toronto, Ontario	73,000	Leased
Valparaiso, Indiana	106,000	Leased

Item 3

Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under Item 1, “Business–Environmental, Health and Safety Matters.” We had accrued liabilities related to pending litigation matters, other than as discussed below, of approximately $0.4 million as of September 28, 2008 and as of September 30, 2007.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Initial Wisconsin Personal Injury Lawsuits

The following lawsuits involve allegations of personal injury claims arising from the manufacture and sale of lead pigment for use in lead-based paint:

Angel Evans, a Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Atlantic Richfield Company, BWAY Corp., Conagra Foods, Inc., E.I. Dupont De Nemours and Company, Millennium Holdings, LLC, NL Industries, Inc., The Sherwin-Williams Company, Bobby Armon, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 05-CV-9281 (“Evans”);

Jomara Hardison, Minor by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., BWAY Corp., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., Millennium Holdings, LLC, Sylvia

Kirkendoll, Joel Kirkendoll, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-00606 (“Hardison”); and

Ruben Baez Godoy, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co, BWAY Corp., Cytec Industries, Inc., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., The Sherwin Williams Company, Walter Stankowski, Wayne Stankowski, and Wisconsin Electric Power Company; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-277 (“Godoy”).

The plaintiffs filed the Evans lawsuit in October 2005, and the Hardison and Godoy lawsuits in January 2006. BWAY initially was not named as a defendant in any of these lawsuits. BWAY was later added as a defendant to the Evans and Hardison cases in June 2006, and to the Godoy lawsuit in September 2006.

BWAY was originally added as a defendant in these lawsuits on the ground that it is a successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). Based upon our investigation to date, we do not believe that BWAY is a successor in interest to either of these entities. However, our wholly-owned subsidiary, Armstrong Containers, Inc. (“Armstrong”), potentially may be a successor to one of these MacGregor entities. Accordingly, BWAY was dismissed from these lawsuits and Armstrong was named instead.

MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. The plaintiffs contend that lead is hazardous to human health, especially the health of children, who have, as a result, sustained physical injuries. The plaintiffs further contend that despite knowing of this alleged hazard, the defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, the plaintiffs assert claims for negligence and strict liability, including claims based upon failure to warn and design defect. The plaintiffs seek to recover compensatory and punitive damages.

After initial discovery in Evans and Hardison, plaintiffs’ counsel later agreed to dismiss the Evans and Hardison cases without prejudice. The court subsequently entered orders of dismissal without prejudice in these cases on December 12, 2007 and January 23, 2008, respectively.

The Godoy case effectively has been stayed at the trial court level pending appellate review of the trial court’s order granting of the defendants’ Motion to Dismiss the plaintiff’s design defect claim. The trial court granted the defendants’ Motion to Dismiss on October 23, 2006. In its order, the trial court agreed with the defendants that the plaintiff’s negligence and strict liability claims lacked merit, to the extent they are based upon allegations that white lead carbonate was defectively designed, because lead is an inherent characteristic of white lead carbonate, and thus white lead carbonate could not have been designed without it. Thus, there could be no design defect. On October 16, 2007, a panel of the Wisconsin Court of Appeals agreed, affirming the trial court’s dismissal of the plaintiff’s design defect claim. Plaintiff subsequently petitioned the Wisconsin Supreme Court for review, which the Wisconsin Supreme Court granted.

After the parties briefed the issue to the Wisconsin Supreme Court, they attended oral argument before the Wisconsin Supreme Court on September 10, 2008. The Wisconsin Supreme Court has not yet issued a decision in Godoy.

Plaintiffs’ counsel previously indicated that they have approximately 200 additional lead paint cases in Wisconsin, which are believed to be similar in nature to the above-referenced lawsuits. In late 2006 and early 2007, plaintiffs’ counsel filed an additional 30 cases, which are discussed below.

In addition to these Wisconsin personal injury cases, plaintiffs’ counsel also are involved in other lead paint litigation being pursued on behalf of governmental entities in various states around the country. These governmental entity lawsuits are being pursued under a public nuisance theory. These cases are also discussed below.

Armstrong has filed answers to the complaints referred to above, denying the allegations contained therein, and intends to defend the Godoy case (the only case of the above three that remains pending) vigorously. Given the preliminary nature of this case, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Subsequent Wisconsin Personal Injury Lawsuits

The following 30 cases were filed against Armstrong, in late 2006 and early 2007. These cases are similar to the Evans, Hardison and Godoy cases referenced above. Armstrong has been named as a defendant in these lawsuits solely as an alleged successor in interest to the John R. MacGregor Company and/or MacGregor Lead Company. As discussed in more detail below, the plaintiffs in these cases have since dismissed the majority of them without prejudice.

Glenn Burton, Jr., Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Lead Industries Association, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00303-LA (“Burton”);

LaTonya D. Cannon, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin Williams Company; Melvin L. Peterson; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000300; Case Code 30107 (“Cannon”);

Yasmine Clark, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; 3738 Galena LLC c/o Affordable Rentals; The ABC Insurance Company; AKP Properties RA; Vern Suhr; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012653; Case Code 30107 (“Clark”);

Diamond Davidson, Minor, by her guardian ad litem, Susan M. Gramling vs. Northside Church Of God; ABC Insurance; Armstrong Containers, Inc., Conagra Foods, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012566; Case Code 30107 (“Davidson”);

Felton Dodd, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc., The Atlantic Richfield Company; The Sherwin-Williams Company; John Scibby; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; U.S.D.C for E.D. Wis.; Case No. 2:08-CV-00022-RTR (“Dodd”);

Lakendelyn N. Evans, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; The Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, LLC; N L Industries, Inc.; The Sherwin-Williams Company; Peter W. Henke; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2006-CV-012744; Case Code 30107 (“L. Evans”);

Chasidy S. Farmer, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; North East Community Limited Partnership; The ABC Insurance Company; Betty J. Smith; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00433-LA (“Farmer”);

Shamarra Ferguson, Minor, by her guardian ad litem, Susan M. Gramling vs. Deborah And Dale Polzin, ABC Insurance, John Rick, XYZ Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc.,

The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012567; Case Code 30107 (“Ferguson”);

Ernest Gibson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00864-RTR (“Gibson”);

Michael J. Henderson, a Minor, by his guardian ad litem, Susan M. Gramling, vs. American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc.; E. I. Du Pont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; Atlantic Richfield Company; The Sherwin Williams Company; Andrew D. Hopkins; American Family Insurance Group; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012745; Case Code 30107 (“Henderson”);

Ambrea Holder, Jada Jamison, Minor, by their guardian ad litem, Susan M. Gramling, vs. Paul N. Jacobs, RJ Properties LLC; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012602; Case Code 30107 (“Holder”);

Anthony Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. SJM Properties, LLC; ABC Insurance, American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000343; Case Code 30107 (“A. Johnson”);

Brandon Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; U.S.D.C. for E.D. Wis; Case No. 2:07-CV-00304-LA (“B. Johnson”);

Qua-Shawn Jones, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Adrianne Jordan; The ABC Insurance Company; 2506 S. 6th LLC; XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012652; Case Code 30107 (“Jones”);

Demond’dre Myers, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Brenda Scott; The ABC Insurance Company; Deutsche Bank National Trust c/o New Century Mortgage Corp.; The XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012658; Case Code 30107 (“Myers”);

Trinity Moore, Minor, by her guardian ad litem, Susan M. Gramling vs. Alan And Kim Skarzynski, MK Properties, ABC Insurance, Armstrong Containers, Inc., Conagra Foods, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000342; Case Code 30107 (“Moore”);

Ravon Owens, Minor, by his guardian ad litem, Susan M. Gramling vs. Latasha Conley; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00441-LA (“R. Owens”);

Titus Owens, IV, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Barbara Pharr; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012654; Case Code 30107 (“T. Owens”);

Jamara Ruffin, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; David A. Frick; The ABC Insurance Company; Community Property Center, Inc.; The XYZ Insurance Company; Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012657; Case Code 30107 (“J. Ruffin”);

Perrion Ruffin, Minor, by his guardian ad litem, Susan M. Gramling, and Javonte King, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Perry Gladney, The ABC Insurance Company, W. J. Sherard a/k/a/ William J. Sherard, The Ghi Insurance Company, Sherard W. J. Realty Co., The UVW Insurance Company, Loretta Lindsey; The XYZ Insurance Company, Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012650; Case Code 30107 (“P. Ruffin”);

Darrell Scales, Minor, by his guardian ad litem, Susan M. Gramling vs. Lovell Johnson, Jr., ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc.; E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012601; Case Code 30107 (“Scales”);

Brionn Stokes, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Lead Industries Association, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State of Wisconsin; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00865-LA (“B. Stokes”);

Destiny Stokes, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Westside Housing Cooperative; The AGC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000299; Case Code 30107 (“D. Stokes”);

Gerald D. Tennant, III, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers; Atlantic Richfield Company; Conagra Grocery Products Co.; E. I. Dupont Denemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin-Williams Company; Bruce K. Macarthur; Blake E. Wesner; ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Oconto County, State of Wisconsin; Case No. 07-CV-11; Case Code 30107 (“Tennant”);

Jaquan Trammell, Dijonae Trammell, Ty’jai Trammell, Minors, by their guardian ad litem, Susan M. Gramling vs. M Richard W. Geis, Jr., Brookfall Investments, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012603; Case Code 30107 (“Trammell”);

Syngeon Turner, Keonte Turner, Chauncy Turner, and Henry Harmon, Minors, by their guardian ad litem, Susan M. Gramling vs. Velved Lee Stevenson, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012606; Case Code 30107 (“Turner”);

Tevin Brown, Minor, by his guardian ad litem, Susan M. Gramling, and Tevine Brown, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Calvin R. Malone; Kathryn E. Malone; State Farm Insurance; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001499; Case Code 30107 (“T. Brown”);

Mahogany Hughes-Hinton, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Stephen Geiss; Janice M. Geiss; Raymond Nauer; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001500; Case Code 30107 (“Hughes-Hinton”);

Damian Arias, Minor, by his guardian ad litem, Susan M. Gramling, vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Christopher M. Torzala; Metropolitan Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001428; Case Code 30107 (“Arias”); and

D’Angelo Thompson, Minor, by his guardian ad litem, Susan M. Gramling, vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Steve Fowlkes; Jessie Fowlkes; All State Insurance Co.; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001429; Case Code 30107 (“Thompson”).

After the filing of the 30 cases referenced above, 26 of them have been dismissed, leaving only four of them remaining (Burton, Clark, Gibson and B. Stokes). All four have been stayed pending the resolution of the appeal in Godoy. We do not anticipate any activity occurring in these cases until the Wisconsin Supreme Court issues its opinion in Godoy.

Following the decision in Godoy by the Wisconsin Supreme Court, we believe that the next cases to be tried will probably be Clark and Burton. While Clark originally was set for trial for March 2, 2009, this date will likely be delayed due to the stay that resulted from the Godoy appeal. Although Burton currently has no trial date, the parties expect that it will be tried shortly after Clark is tried. The only other Wisconsin case that presently has a trial date is Gibson, which is set for trial on February 22, 2010. This date also may be delayed due to the Godoy stay.

Given the preliminary nature of these cases, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Public Nuisance Cases

The following lawsuits involve public nuisance claims arising from the manufacture and sale of lead pigment for use in lead-based paint. They were filed in late 2006 and early 2007. Armstrong was named as a defendant in these lawsuits. As discussed in more detail below, all of these cases except one (the State of Ohio case) have since been dismissed.

City of Columbus, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 06CVH12 16480;

City of Canton, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2006CV05048;

City of Cincinnati, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Hamilton County, Ohio, Civil Division; Civil Action File No. A0611226;

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

City of Athens, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Athens County, Ohio, Civil Division; Civil Action File No. 07CI136;

City of Dayton, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., Lyondell Chemical Company, and John Doe Corporations, Defendants; Court of Common Pleas, Montgomery County, Ohio, Civil Division; Civil Action File No. 07-2701;

City of Youngstown, Ohio, vs. Sherwin-Williams Company, E.I. DuPont DeNemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Mahoning County, Ohio, Civil Division; Civil Action File No. 07-CV1167; and

City of Massillon, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2007CV01224.

Armstrong was named in these actions as the alleged successor in interest to MacGregor. As discussed above, MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. The plaintiffs contend that lead is hazardous to human health, especially the health of children. The plaintiffs further contend that despite knowing of this alleged hazard, the defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, the plaintiffs assert claims for, among other things, public nuisance and concert in action and seek to recover compensatory damages from the defendants, including the costs of abating the alleged nuisance. The complaints also seek to recover punitive damages.

As noted above, all of these cases except one have been dismissed without prejudice by the respective municipalities that were plaintiffs. City of Canton and City of Massillon were consolidated into a single case on April 24, 2007, and plaintiff voluntarily dismissed that case on November 2, 2007. Plaintiff also voluntarily dismissed City of Cincinnati (June 6, 2007), City of Youngstown (November 19, 2007), City of Dayton (November 28, 2007) and City of Athens (January 2, 2008).

The City of Columbus case was filed on December 15, 2006 and was pending before Judge Brown in Ohio state court. In its complaint, plaintiff asserted claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages against Armstrong and various other defendants. In support of these claims, plaintiff generally alleged that the defendants and/or their predecessors manufactured, processed, marketed, promoted, supplied, distributed and/or sold lead in Columbus or for use in Columbus, and that these actions caused injury within and to Columbus. Plaintiff further alleged that lead is an inherently dangerous product, is hazardous, and that defendants knew or should have known that it was hazardous. Based upon these allegations, plaintiff sought the following relief: compensatory and punitive damages, declaratory and/or injunctive relief, a judgment that defendants fund a public education, detection and screening campaign, and that defendants detect and abate lead in buildings within the city.

Defendants moved to dismiss the City of Columbus case on February 2, 2007. In their motion, defendants argued that the complaint should be dismissed for a number of reasons, including that the complaint fails to allege that a particular defendant’s product caused the alleged injury, that any damages sustained by plaintiff were not proximately caused by defendants, and that plaintiff’s public nuisance claim is subsumed by and barred by Ohio’s Product Liability Act. The motion to dismiss was fully briefed by the parties.

On April 9, 2007, plaintiff moved to stay the City of Columbus action pending the Ohio Supreme Court’s resolution of the mandamus action in State ex rel. The Ohio General Assembly v. Brunner, Case No. 2007-0209. The Brunner case was brought by the Ohio Legislature to void the newly elected Ohio governor’s attempted veto of a 2006 bill, which confirmed that plaintiffs could not bring public nuisance claims, such as the lead paint public nuisance claim, under Ohio law. The bill was passed by the Legislature in 2006 and allowed to become law by the previous governor. This decision is discussed in more detail below. Plaintiff’s motion to stay was granted on May 21, 2007.

As discussed below, during the stay in the City of Columbus action, the State of Ohio case was transferred and consolidated with the City of Columbus case.

The State of Ohio case was filed on April 2, 2007. In its complaint, the plaintiff asserts a claim for public nuisance against Armstrong and other defendants. Plaintiff’s allegations and requested damages in this case are similar to those discussed above in the City of Columbus action.

As in the City of Columbus case, plaintiff also moved to stay the State of Ohio case pending the Brunner decision. Plaintiff also moved to consolidate this case with the City of Columbus action. While Defendants opposed this motion, the case was ultimately transferred and consolidated with the City of Columbus action on June 15, 2007.

Following the consolidation of the City of Columbus-State of Ohio action before Judge Brown, that action remained stayed pending the Ohio Supreme Court’s decision in Brunner. As noted above, Brunner was a case filed by the Ohio Legislature to void the newly elected Ohio governor’s attempted veto of a 2006 bill, which bill confirmed that plaintiffs could not bring public nuisance claims under Ohio law. After the bill was passed in 2006, the outgoing governor allowed the law to go into effect without signing it, but the incoming governor attempted to veto the bill. On August 1, 2007, the Ohio Supreme Court issued a ruling in Brunner, holding that the attempted veto of the bill was “without effect,” as the bill had become law before the purported veto took place. State ex. rel. Ohio Gen. Assembly v. Brunner, 872 N.E.2d 912, 921 (2007). This decision appeared to reinforce defendants’ position that these lead paint public nuisance cases should not be allowed to proceed under Ohio law. Following the Brunner decision, the parties notified Judge Brown that the consolidated City of Columbus-State of Ohio case should be returned to active status.

Shortly after the cases returned to active status, an issue arose as to whether Judge Brown should recuse himself from the City of Columbus-State of Ohio case. Accordingly, the defendants submitted a letter to Judge Brown regarding the recusal issue. Judge Brown held an informal conference with the parties on November 30, 2007 to discuss the issue. Following the conference, Judge Brown indicated that he would not recuse himself. One of the other defendants then filed an Affidavit of Disqualification with the Ohio Supreme Court, seeking to have Judge Brown disqualified from the City of Columbus-State of Ohio case. After holding briefing on the issue, the Ohio Supreme Court denied the motion to disqualify Judge Brown.

While the Ohio Supreme Court was considering the recusal motion in the consolidated City of Columbus-State of Ohio case, plaintiff amended its complaint on December 28, 2007, in the State of Ohio portion of the consolidated action. Among other changes, the amended complaint contained new allegations regarding defendants’ manufacture, distribution and sale in Ohio, including the identification of alleged customers in some instances. Based on the filing of the amended complaint, one of the other defendants removed the State of Ohio case to federal court on January 28, 2008, leaving the City of Columbus action still pending in state court before Judge Brown.

On February 25, 2008, defendants in the State of Ohio federal case filed a motion to dismiss the amended complaint in lieu of an answer. Armstrong joined in the motion to dismiss filed by the other defendants, rather than filing its own motion. The joint motion to dismiss is similar to the motions to dismiss that defendants previously filed in the other Ohio public nuisance actions.

On February 27, 2008, plaintiff filed a motion to remand the State of Ohio case to state court.

On March 18, 2008, the Court in the State of Ohio case ordered that the briefing on the motion to dismiss and motion for summary judgment would be suspended until it ruled on plaintiff’s motion to remand, since the motion to remand addressed the Court’s jurisdiction over the case while the other motions were more substantive.

The parties appeared before a federal magistrate judge on August 25, 2008 in connection with Plaintiff’s motion to remand. On August 28, 2008, Magistrate King issued a Report and Recommendation (“R&R”) that Plaintiff’s motion to remand be granted. Although the removing defendant later objected to the R&R, the district court accepted the R&R and remanded the case back to state court on September 17, 2008.

While the State of Ohio case was pending in federal court, the plaintiff in the City of Columbus action pending in state court dismissed the City of Columbus case with prejudice on July 8, 2008. Accordingly, while the State of Ohio case was remanded to the same court and judge before which it was pending prior to the removal of the action to federal court, it is no longer consolidated with the City of Columbus case, because of the dismissal of the City of Columbus case.

Following the remand of the State of Ohio case from federal to state court, Defendants moved to dismiss Plaintiff’s complaint for failure to state a claim in state court. Plaintiff has until January 16, 2009 to respond to Defendants’ motion to dismiss and Defendants will have until February 13, 2009 to file a reply brief. The parties also anticipate presenting oral argument following the close of the briefing. Given the above schedule, we do not expect a ruling on this motion until 2009.

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

As of September 28, 2008 and September 30, 2007, we had accrued approximately $0.3 million and $0.2 million, respectively, in legal fees and expenses related to these matters.

Tender of Lead Pigment and Lead Paint Litigation to Insurers

The lawsuits described above have been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant time period, which currently is 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date.

Notwithstanding this general approach, one of Armstrong’s insurers, Liberty Mutual Insurance Company (“Liberty”), filed the following Wisconsin declaratory judgment action against us and Armstrong in Wisconsin state court on May 21, 2007:

Liberty Mutual Insurance Company v. BWAY Corporation, et al., Circuit of Milwaukee County, State of Wisconsin, Case No. 07-CV-005625 (removed to U.S.D.C. for E.D. Wis., Case No. 07-C-0530) (the “Wisconsin declaratory judgment action”).

In the lawsuit, Liberty sought a declaration that it is not required to defend or indemnify us or Armstrong, under three insurance policies that Liberty issued to us, in connection with three of the Wisconsin personal injury lead paint lawsuits: (1) Anthony Johnson v. SJM Properties, LLC, et al., Case No. 07-CV-0000343, in the Circuit Court of Milwaukee County, Wisconsin; (2) Demond’Dre Myers v. Brenda Scott, et al., Case No. 06-CV-012658, in the Circuit Court of Milwaukee County, Wisconsin; and (3) Perrion Ruffin, et al. v. Perry Gladney, et al., Case No. 06-CV-012650, in the Circuit Court of Milwaukee County, Wisconsin. The policy period for the Liberty policies at issue begins on October 1, 2004 and ends on October 1, 2007.

In its complaint in the Wisconsin Declaratory Judgment Action, Liberty argued that there were a number of reasons why it was not obligated to defend or indemnify BWAY or Armstrong under the subject policies, including its assertion that the “pollution exclusion” clause contained in these policies barred coverage for lead paint claims under Wisconsin law. The courts in Wisconsin have held in other cases that certain “pollution exclusion” clauses do bar coverage for lead paint claims. We believe, however, that these cases do not apply to our insurance policies. The other insurance policies, pursuant to which our other insurers currently are participating in the defense of lead paint-related personal injury cases against us, also contain “pollution exclusion” clauses, and the 2006-2007 policy also contains a specific lead exclusion.

Armstrong, responded to the complaint in the Wisconsin declaratory judgment action by removing the case to federal court, and filed a motion to dismiss the lawsuit based on a lack of subject matter jurisdiction. Around the same time, Liberty filed a motion to remand this case from federal court to state court. Liberty’s motion to remand and our motion to dismiss were fully briefed.

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed the following Georgia declaratory judgment action in Georgia state court:

Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, et al., Gwinnett County Superior Court, State of Georgia, Civil Action 2007A-05222-2 (the “Georgia declaratory judgment action”).

In that action, Armstrong sought to have many of the same coverage issues resolved by a Georgia court. Armstrong served written discovery upon Liberty along with its complaint. Liberty answered the complaint and later moved to stay discovery in the Georgia action, arguing that any discovery should be undertaken in the “first-filed” Wisconsin declaratory judgment action.

No discovery was served upon us in either of these actions.

In early September 2007, the parties reached an agreement to stay both of the declaratory judgment actions while they attempted to reach an agreement with respect to the coverage issues. The stays in both actions later were extended to allow the parties additional time to attempt to reach an agreement. The parties subsequently settled both cases, and the declaratory judgment cases were both dismissed with prejudice on May 13, 2008.

For further discussion of both the personal injury and public nuisance cases related to lead pigment and lead-based paint, see Item 1A, “Risk Factors—Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products” and “—The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial position, results of operations and/or cash flows.”

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

In 2008, we did not sell any unregistered equity securities of BHC.

In the fourth quarter of 2008, we did not repurchase any equity securities of BHC.

Market Information

The common stock of BHC is listed and traded on the New York Stock Exchange under the ticker symbol BWY. On June 13, 2007, trading of the stock began on the exchange following an initial public offering.

The high and low sales prices for BHC common stock on the NYSE for each full quarterly period in 2007 and 2008 are stated below. Because trading of the stock began during the third quarter of 2007, information is not presented prior to the fourth quarter of 2007, the first full quarter of activity.

Period	High	Low
Fiscal 2007
Fourth quarter	$14.92	$8.95

Fiscal 2008
First quarter	11.25	9.01
Second quarter	11.31	9.27
Third quarter	10.09	8.59
Fourth quarter	12.93	7.85

There is no established public market for the equity of BWAY Corporation.

Holders

As of December 1, 2008, there were approximately 20 holders of record of BHC common stock.

As of December 1, 2008, BHC was the only holder of BWAY common stock.

Dividends

We did not pay a cash dividend on BHC or BWAY common stock in 2007 or 2008. Historically, we have not paid cash dividends, and it is our present intent to continue to retain our net earnings for use in our operations and for debt repayment. As such, we do not anticipate paying any cash dividends in the foreseeable future.

With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends from BWAY to BHC.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 28, 2008, equity securities of BHC are authorized for issuance with respect to compensation plans as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available For Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders (2)	5,229,930	$5.80	2,329,778
Equity compensation plans not approved by security holders	–	–	–

Total	5,229,930	$5.80	2,329,778

(1)

Includes 359,011 shares of BHC common stock, which have been reserved for issuance under the BCO Holding Company Stock Incentive Plan. Subsequent to September 28, 2008, the plan was terminated and no shares will be reserved for future issuance.

(2)

Includes the Holding 1995 Long-Term Incentive Plan, the BCO Holding Company Stock Incentive Plan and the BWAY Holding Company 2007 Omnibus Incentive Plan. For a description of these plans, see Note 10, “Share-Based Compensation,” of Notes to Consolidated Financial Statements, in Item 8.

Item 6

Selected Financial Data

The following table contains selected historical consolidated financial and other data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and with the consolidated financial statements and related notes included in Item 8. The selected consolidated financial and other data as of September 28, 2008 and September 30, 2007 and for each of the fiscal years in the three-year period ended September 28, 2008 have been derived from the audited consolidated financial statements and related notes included in Item 8. The selected consolidated financial and other data as of October 1, 2006 and each of the fiscal years in the two-year period ended October 2, 2005 have been derived from audited financial statements and related notes not included in this Annual Report. Unless otherwise indicated, references to years in this Item 6 relate to fiscal years rather than to calendar years.

($ in millions, except per share date; shares in thousands)

	Fiscal Year Ended (1)
	2008	2007	2006	2005	2004
Statement of Operations Data
Net sales	$1,019.0	$959.0	$918.5	$829.1	$611.6
Cost of products sold (excluding depreciation and amortization) (2)(3)	889.0	830.1	790.6	706.5	525.1

Gross profit (excluding depreciation and amortization)	130.0	128.9	127.9	122.6	86.5

Depreciation and amortization (4)(5)	46.8	45.4	41.6	43.2	31.7
Selling and administrative expense (6)(7)	24.9	37.2	29.8	22.1	14.0
Public offering expense (8)	–	9.6	–	–	–
Restructuring and impairment charge (adjustment) (9)(10)(11)(12)	9.6	(0.1)	1.5	5.3	0.4
Other expense (income), net (13)(14)	0.2	1.0	1.8	(0.2)	0.2

Income from operations	48.5	35.8	53.2	52.2	40.2

Interest expense, net (15)	35.3	38.0	34.7	32.2	26.9

Income (loss) before income taxes and cumulative effect of change in accounting principle	13.2	(2.2)	18.5	20.0	13.3
Provision for income taxes (16)	1.3	0.9	9.2	7.3	5.2
Cumulative effect of change in accounting principle, net of tax	–	–	(0.4)	–	–

Net income (loss)	$11.9	$(3.1)	$8.9	$12.7	$8.1

Net income (loss) per share—BHC
Weighted-average shares outstanding
Basic	21,691	20,851	20,592	20,603	18,006
Diluted	23,388	20,851	25,348	24,937	21,333

Net income (loss) per share
Basic	$0.55	$(0.15)	$0.43	$0.62	$0.45
Diluted	0.51	(0.15)	0.35	0.51	0.38

	Fiscal Year Ended (1)
	2008	2007	2006	2005	2004
	($ in millions)
Other Financial Data
Adjusted EBITDA (17)	$104.6	$110.8	$105.6	$100.6	$72.6
Adjusted EBITDA margin % (18)	10.3%	11.6%	11.5%	12.1%	11.9%
Capital expenditures	34.0	25.5	25.0	20.3	19.1
Cash paid for interest	35.2	33.6	33.2	29.9	22.6
Total debt/Adjusted EBITDA (17)	4.0x	3.8x	4.2x	3.9x	5.7x
Adjusted EBITDA/Cash paid for interest (17)	3.0x	3.3x	3.2x	3.4x	3.2x

Balance Sheet Data
Working capital	$117.2	$106.5	$91.8	$55.3	$46.5
Total assets (19)	882.4	857.9	854.5	774.9	737.2
Total debt and capital lease obligations (20)(21)	421.7	425.8	440.4	396.0	415.8
Stockholders’ equity	$173.7	$157.3	$137.8	$130.3	$117.3

Notes to Selected Financial Data Table:

(1)

Our fiscal year is 52 or 53 weeks ending on the Sunday closest to September 30. Fiscal years 2008, 2007, 2006 and 2005 each consisted of 52 weeks and ended September 28, 2008, September 30, 2007, October 1, 2006 and October 2, 2005, respectively. Fiscal year 2004 consisted of 53 weeks and ended October 3, 2004.

Certain of our subsidiaries have fiscal periods on a calendar basis and a September 30 fiscal year end. These subsidiaries have been consolidated in the accompanying consolidated financial statements as of and for the years ended September 30 of 2008, 2007, 2006, 2005 and 2004. There were no significant or unusual transactions that would adversely impact the financial statements as consolidated between the end of our fiscal year and the fiscal year end of these subsidiaries.

Financial data for the periods presented include the results of operations from and including January 30, 2007 related to the acquisition of Vulcan, from and including July 17, 2006 related to the acquisition of ICL and from and including July 7, 2004 related to the acquisition of NAMPAC.

(2)	Stock-based compensation expense recorded by line item:

	Fiscal Year Ended (a)
	2008	2007	2006	2005	2004
	($ in millions)
Stock-Based Compensation Expense
Cost of products sold (excluding depreciation and amortization) (b)(c)	$1.5	$2.5	$0.2	$0.4	$0.2
Selling and administrative expense (d)(e)(f)	4.8	9.8	9.9	1.5	0.9

Total stock-based compensation expense	$6.3	$12.3	$10.1	$1.9	$1.1

(a)	See note 1 above.

(b)

In 2008, included in stock-based compensation expense was approximately $1.5 million in non-cash compensation expense associated with the modification of vesting criteria for certain stock options because of the initial public offering.

(c)

In 2007, included in stock-based compensation expense was approximately $1.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BHC’s initial public offering in June 2007 and approximately $0.6 million associated with the modification of vesting criteria for certain stock options as a result of the initial public offering.

(d)

In 2008, included in stock-based compensation expense was approximately $4.8 million in non-cash compensation expense associated with the modification of vesting criteria for certain stock options because of the initial public offering.

(e)

In 2007, included in stock-based compensation expense was approximately $7.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BHC’s initial public offering in June 2007 and approximately $1.5 million associated with the modification of vesting criteria for certain stock options because of the initial public offering.

(f)	In 2006, included in stock-based compensation expense was $8.8 million related to the cash settlement of certain stock options exercised by one of our officers.

(3)

In 2007, included in cost of products sold was approximately $2.5 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(4)

In 2008, included in depreciation and amortization was $1.3 million of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment, related to the shutdown of two facilities in 2008.

(5)

In 2005 and 2004, included in depreciation and amortization was $3.9 million and $5.8 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.

(6)	See note 2 above.

(7)

In 2007, included in selling and administrative expense was approximately $8.0 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(8)

Public offering expense was the amount related to costs of the initial public offering. These costs included $2.6 million in professional fees and other costs, a $5.0 million financial advisory agreement termination fee and a $2.0 million advisory services fee.

(9)

In 2008, included in the restructuring charge was $6.8 million to close the Franklin Park, Illinois material center, $1.7 million to close the Cleveland, Ohio plastics manufacturing facility, $1.0 million in severance costs for positions eliminated from our Canadian operations and $0.1 million related to prior year restructuring plans. See Note 15, “Restructuring and Reorganization Liabilities,” of Notes to Consolidated Financial Statements in Item 8.

(10)

In 2006, the restructuring charge primarily relates to on-going severance and facility holding costs associated with the plastics manufacturing facility shutdowns discussed in note 11 below. The facility holding costs included an additional expense of approximately $0.8 million for changes in our sublease assumptions on the remaining facility.

(11)

In 2005, included in the restructuring and impairment charge were $4.3 million for restructuring and $1.0 million for asset impairments. The restructuring charge included severance and facility shutdown costs associated with the shutdown of a manufacturing facility in Picayune, Mississippi and the shutdown of certain of our plastics manufacturing facilities. The charge also included amounts for severance associated with the elimination of redundant positions following the acquisition of NAMPAC. The asset impairment charge related to the write down of certain assets associated with the closed plastics manufacturing facilities.

(12)

In 2004, included in the restructuring charge was $0.3 million related to severance and benefits, equipment disposition and other related costs associated with the shutdown of the Picayune, Mississippi manufacturing facility.

(13)	In 2006, other expense, net, included approximately $0.8 million in financing costs that could not be capitalized and deferred.

(14)

Other expense, net, included financial advisory fees paid to Kelso of $0.4 million in 2007 and $0.5 million in each of 2006, 2005 and 2004. The financial advisory agreement was terminated in conjunction with the initial public offering. See note 8 above.

(15)

In 2004, interest expense included approximately $1.3 million of unamortized deferred financing costs written off because of refinancing the credit facility in connection with the acquisition of NAMPAC.

(16)

In 2008, the provision for income taxes included a $2.3 million benefit related to the correction of an error. See “Correction of an Error” under Note 1, “General,” of Notes to Consolidated Financial Statements in Item 8.

(17)

EBITDA is reconciled to net income (loss) and to net cash provided by operating activities in the tables below. Adjusted EBITDA is not a measurement recognized under accounting principles generally accepted in the United States of America (GAAP). Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. Adjusted EBITDA, as used in this Annual Report, means generally net income (loss) adjusted for, to the extent deducted or added in calculating net income, as the case may be: interest expense, income tax expense, depreciation and amortization, cumulative effect of change in accounting principle, compensation charges (whether cash or non-cash) resulting from the repurchase of stock options or other equity interests, restructuring charges, amortization of manufacturer’s profit in beginning inventory due to purchase accounting, expenses related to an equity offering and other items management believes are of a non-recurring nature and which management excludes from its performance measures.

Our definition of Adjusted EBITDA includes items that are excluded from “Consolidated EBITDA” as that term is defined under our credit facility, which is generally “Consolidated Net Income” adjusted for, to the extent deducted or added in calculating net income, as the case may be: interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, any other non-cash charges, compensation charges (whether cash or non-cash) resulting from the repurchase of stock options or other equity interests, debt financing costs, cash restructuring charges (subject to certain limitations), amortization of manufacturer’s profit in beginning inventory due to purchase accounting, expenses related to an equity offering, financial advisory fees paid to Kelso, gains or losses associated with asset sales (other than inventory in the normal course of business) and foreign currency translation adjustments, in each case as more fully defined in the agreements governing our credit facility.

We present Adjusted EBITDA because several of our material debt covenants are based on financial ratios utilizing Adjusted EBITDA and non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements, which could have a material adverse effect on our financial position, results of operations and/or cash flows. Adjusted EBITDA is also one of the measures management uses to assess our financial performance and is a primary metric used in certain of our management incentive programs, including our management incentive bonus plan. We also believe that measures of EBITDA are common measurements of performance used by companies in our industry and are frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt obligations and as a measurement of our financial performance. While providing useful information, Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Adjusted EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, “Adjusted EBITDA” or “EBITDA” presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

Borrowings under our credit facility are a key source of our liquidity. Our ability to borrow under this credit facility depends upon, among other things, our compliance with the financial ratio covenants based on Adjusted EBITDA set forth in the credit agreement governing our credit facility. Under the credit agreement, we are required to maintain a minimum “Consolidated Interest Coverage Ratio” and to not exceed a “Maximum Total Leverage Ratio,” each as defined in the credit agreement governing our credit facility and based on Adjusted EBITDA. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for our credit facility and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the credit facility. As of September 28, 2008, we performed the calculations associated with the above noted financial covenants and determined that we were in compliance with such financial covenants.

As of September 28, 2008, we had an aggregate principal amount outstanding of $221.3 million pursuant to our credit facility. As of September 28, 2008, we were required under the credit facility to maintain a minimum Consolidated Interest Coverage Ratio of 3.05 and a Maximum Consolidated Total Leverage Ratio of not more than 4.05.

	Fiscal Year Ended (a)
	2008	2007	2006	2005	2004
	($ in millions)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income (loss)	$11.9	$(3.1)	$8.9	$12.7	$8.1
Cumulative effect of change in accounting principle	–	–	0.4	–	–
Interest expense, net	35.3	38.0	34.7	32.2	26.9
Provision for income taxes	1.3	0.9	9.2	7.2	5.2
Depreciation and amortization (b)	46.8	45.4	41.6	43.2	31.7

EBITDA	$95.3	$81.2	$94.8	$95.3	$71.9
Adjustments
Settlement of stock options (c)	–	–	8.8	–	–
Restructuring and impairment charge (adjustment) (d)	9.6	(0.1)	1.5	5.3	0.4
Amortization of manufacturer’s profit in beginning inventory	–	–	0.5	–	0.3
IPO related expenses (e)	–	29.7	–	–	–
Adjustment to the allowance for doubtful accounts (f)	(0.3)	–	–	–	–

Adjusted EBITDA	$104.6	$110.8	$105.6	$100.6	$72.6

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$73.8	$46.9	$60.9	$64.3	$45.1
Interest expense, net	35.3	38.0	34.7	32.2	26.9
Provision for income taxes	1.3	0.9	9.2	7.2	5.2
Amortization of deferred financing costs	(2.1)	(2.1)	(2.2)	(2.1)	(2.0)
Change in operating assets, liabilities and other	(3.7)	(2.6)	2.5	(1.0)	(2.9)
Amortization of manufacturer’s profit in beginning inventory	–	–	0.5	–	0.3
IPO related expenses (g)	–	29.7	–	–	–

Adjusted EBITDA	$104.6	$110.8	$105.6	$100.6	$72.6

(a)	See note 1 above.

(b)	See notes 4 and 5 above.

(c)	Amount was included in stock-based compensation expense and was related to the cash settlement of certain stock options exercised by one of our officers.

(d)	See notes 9, 10, 11 and 12 above.

(e)

Included in IPO related expenses were $9.6 million in public offering expenses (see note 8 above), $10.5 in management bonus expense, including related employer taxes and benefits and $9.6 million of stock-based compensation expense (see note 2(c) and 2(e) above). The bonus was paid concurrent with the successful completion of the initial public offering.

(f)

In the second quarter of 2008, we recorded a $1.0 million adjustment related to a change in our estimate of the allowance for doubtful accounts. In the fourth quarter of 2008, the adjustment was partially offset by the write-off of $0.7 million in accounts receivable that became uncollectible following the customer filing for liquidation in bankruptcy.

(g)	See note (e).

(18)

We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to net sales. We present Adjusted EBITDA margin because it is used by management as a performance and liquidity measurement of Adjusted EBITDA generated from net sales. See note 17 above for a discussion of Adjusted EBITDA as a non-GAAP measurement and a reconciliation of Adjusted EBITDA to a net income (loss) and net cash provided by operating activities, each a GAAP measurement.

(19)	The increase in total assets from October 2, 2005 to October 1, 2006 reflects assets associated with the acquisition of ICL.

(20)

Total debt includes capital lease obligations of $0.4 million as of September 28, 2008, $0.2 million as of September 30, 2007, $0.4 million as of October 1, 2006, $0.7 million as of October 2, 2005 and $0.8 million as of October 3, 2004.

(21)	The increase in total debt from October 2, 2005 to October 1, 2006 reflects debt incurred to finance the acquisition of ICL.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Item 8, as well as with a general understanding of our business as discussed in Item 1, “Business.”

References to years in this discussion refer to our fiscal year, unless the context otherwise indicates a calendar year.

Overview

We are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate approximately 83% of our 2008 net sales were generated from the sale of products in which we hold the leading market share position.

Since 2003, our management team has led the successful transformation of our company through diversification into the general line rigid plastics business through strategic acquisitions. Fiscal 2008 net sales for the plastic packaging segment were 43% of total net sales and 33% of segment earnings. We have achieved a market-leading position for the products we manufacture.

This diversification significantly increased our product offerings, complimented its general line rigid metal container business and improved cross-selling opportunities with customers. Since the general line rigid plastic container market is growing faster than the general line rigid metal container market, this diversification has repositioned our company for higher growth with 43% plastic packaging segment net sales and 57% metal packaging segment net sales in 2008.

Segments

We report results of operations in two segments: metal packaging and plastic packaging. Our products within each of these segments include:

Metal packaging: general line rigid metal containers made from steel, including paint cans and components, aerosol cans, ammunition boxes, steel pails, oblong cans and a variety of other specialty cans that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products. Fiscal 2008 sales for this segment were $583.0 million.

Plastic packaging: injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum, oils, lubricants, pharmaceuticals, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-tech coatings, high-solid coatings, roofing mastic and adhesives and driveway sealants. Fiscal 2008 sales for this segment were $436.0 million.

Factors Affecting Our Results of Operations

Net Sales

“Net Sales” includes revenues generated from sales of general line rigid metal and plastic containers, reduced for customer credits, sales returns and allowances and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end-markets of our customers. Approximately one-third of our sales are to customers that package products for housing related markets, the largest of which is architectural paint and coatings. Our sales to these customers are affected by changes in those markets. Approximately two-thirds of our sales are to customers that serve a relatively broad range of products and markets, which have historically exhibited steady growth. Demand for our products may change due to changes in general economic conditions, the housing market, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

The current economic conditions affecting the home building and improvement sector and general economic conditions have, and may continue to, negatively impacted our net sales.

Metal segment pricing is based on the cost of steel, coatings, inks, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Historically, we have adjusted selling prices in the metal packaging segment annually around the beginning of each calendar year primarily in conjunction with negotiated changes in raw material costs. However, as our steel suppliers have moved from annual pricing to more periodic pricing, either through price increases or surcharges, we have begun to adjust our selling prices more frequently in response to this change in the industry. Typically, the price of our manufactured metal segment products is higher for larger, more complex products.

Plastics segment pricing is based on the cost of resin, colorant, fittings, labeling, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Generally, selling prices in the plastic packaging segment are periodically adjusted as the cost of resin fluctuates. Typically, the price of our manufactured plastic segment products is higher for larger, more complex products.

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the first quarter of 2008 and 2007 net sales were 21% of total net sales and gross profit was 16% and 19% of total gross profit for the first quarter of 2008 and 2007, respectively. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate.

Our net sales are also impacted by the pass-through of price changes for steel and plastic resin as permitted in sales agreements with our customers. These sales agreements generally contain pass-through mechanisms by which we may recover raw material price increases, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization), which includes raw materials, labor and benefits, rent, freight, utilities and operating supplies. Cost of products sold is primarily driven by the cost of these items, production volume and the mix of products manufactured. Moreover, we account for our inventories on a First-In-First-Out (“FIFO”) basis; as a result, our cost of products sold will vary significantly by period if there are fluctuations in the cost of our key raw materials (steel and plastic resin).

Depreciation and amortization, which includes depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by capital expenditures, offset by the reduction of assets that become fully depreciated and disposals of equipment. Depreciation expense may also be affected by additional depreciation due to the shortening of useful lives in association with restructuring plans. Amortization expense is primarily driven by the valuation of intangible assets resulting from acquisitions.

Restructuring charge (adjustment), which includes costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through consolidation or closure of facilities and headcount reductions and include severance and termination benefits, rent and other holding costs on vacated facilities and costs associated with the removal of equipment. Restructuring charge (adjustment) also includes pension withdrawal liabilities related to the termination of employees participating in multiemployer pension plans.

Selling and administrative expense, which includes salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation expense, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation expense, performance-based incentive compensation and legal, accounting and other professional fees.

Interest expense, net, which includes interest payments on our indebtedness. Changes in the average outstanding amount of net indebtedness and fluctuations in interest rates drive changes in these costs.

Other expense, net, which includes foreign currency transaction gains and losses, gains and losses on the disposition of property, plant and equipment, Kelso financial advisory fees (which were discontinued concurrent with the public offering in 2007) and other non-operating expenses.

Raw Materials

Raw materials for the metal segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Historically, steel producers implemented annual price changes, generally at the beginning of the calendar year. However, as the cost to produce steel has become more volatile, our suppliers have begun to adjust their prices more frequently, either through price increases or surcharges. Over the last four years there has been consolidation in the steel industry, and as a result our steel raw material purchases have been concentrated with the largest suppliers. Over the past several years, steel pricing has increased more than historical levels due to increases in our steel producers’ cost of raw materials and strong global demand.

In the third quarter of 2008, certain steel producers imposed surcharges on negotiated prices in existing contracts. During the third quarter of 2008, we passed such cost increases through to our customers.

Raw materials for the plastics segment include resin, colorant and fittings. Resin prices fluctuate periodically throughout the year, but have increased steadily over the past several years. We have generally been able to recover these raw material price increases through pass-through mechanisms in our sales agreements, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

During 2008, raw material commodity prices experienced volatility; steel and resin costs increased, metal supply tightened and resin supply remained stable. During 2009, we expect steel prices to increase further and supply to normalize, and we expect resin prices to decline with supply remaining stable. In the first quarter of 2009, resin prices declined sharply. Although we do not believe the price changes and restricted supply will be sustained, they are demonstrative of the impact that current general economic conditions are having on commodity pricing.

We have historically been able to procure sufficient quantities of steel and resin to meet our customers’ requirements even during periods of tightened supply. However, we cannot assure that we may be able to do so in the future.

To reduce our overall cost of raw materials, we may periodically purchase additional quantities of steel and resin in advance of price increases, each as may be available.

Acquisitions

The results of operations of the following acquisitions are included in the consolidated financial statements from the applicable date of acquisition.

NAMPAC Acquisition

In July 2004, we acquired NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets, in a stock purchase. The acquisition of NAMPAC enabled us to expand our presence in the general line rigid plastic container market and to further diversify our plastic container product offerings.

ICL Acquisition

In July 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. The acquisition of ICL enabled us to expand in the Canadian market.

Vulcan Acquisition

In January 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd. Vulcan was headquartered in Toronto and produced steel pails for distribution primarily in Canada. In February 2007, we committed to a plan to consolidate the Vulcan business with and into the metal packaging operations of ICL. The business has been consolidated and the Vulcan manufacturing facilities were closed.

In this discussion and analysis, we refer to the acquisitions of ICL and Vulcan as the “Canadian Acquisitions.” The acquisitions are discussed in further detail under “Acquisitions” in Note 1, “General,” of Notes to Consolidated Financial Statements in Item 8.

Restructuring Initiatives

In 2007, we consolidated our ICL and Vulcan businesses and closed the manufacturing facilities of Vulcan. The consolidation enabled us to continue to service the Vulcan business by utilizing capacity at our ICL facilities.

In 2008, we closed our plastic manufacturing facility in Cleveland, Ohio and our metal material center in Franklin Park, Illinois. The closures enabled us to consolidate capacity in other of our facilities and eliminate redundant positions. We recorded a restructuring charge in 2008 of $8.5 million related to these facility closures, $3.4 million of which was for withdrawal liabilities from union sponsored multiemployer pension plans. The charge included $1.0 million for severance and benefits and $4.1 million for closure and facility holding costs.

In 2008, we also eliminated certain positions at our manufacturing facilities in Canada and recorded $1.0 million in restructuring charges for severance and benefits.

In the first quarter of 2009, we eliminated approximately 25 salaried positions and recorded a restructuring charge of approximately $0.3 million for severance and benefits. In expectation of continued economic weakness in the general economy and weakness in demand from our customers as they respond to the same economic factors, management has initiated cost reduction measures throughout the organization, primarily related to managing spending and capacity utilization. Management has also formulated contingency plans that could result in future restructuring charges.

Results of Operations

References to cost of products sold in the following discussion refer to cost of products sold excluding depreciation and amortization.

References to gross margin in the following discussion refer to net sales less cost of products sold. References to gross margin percentage refer to gross margin as a percentage of net sales.

We present cost of products sold and gross margin because these measures are used by management to evaluate the performance by segment and on a consolidated basis. Management believes gross margin and gross margin percentage provide information on the contribution of sales to EBITDA (a primary performance measure used by management).

Fiscal Year 2008, Fiscal Year 2007 and Fiscal Year 2006

Overview

The following highlights changes in the results of operations for 2008 compared to 2007 and 2007 compared to 2006.

•

During 2008, net sales increased $60.0 million (6.3%) and gross margin increased $1.1 million (0.9%) compared to 2007. The increase in net sales is primarily due to higher sales prices driven by higher raw material costs partially offset by lower volumes and an unfavorable product and customer mix. Volume increased for aerosol containers, blow mold containers and injection mold pails and decreased for metal general line containers primarily as a result of a weak housing market affecting demand for paint and other housing related products.

•	The Canadian Acquisitions contributed $62.3 million to net sales and $10.4 million to gross margin in 2007 over 2006.

•

Excluding the $4.3 million of initial public offering expense included in fiscal 2007 cost of products sold, the decrease in gross margin of $3.2 million in 2008 is primarily due to lower volumes, an unfavorable mix of products sold and higher spending, partially offset by certain sales price increases in excess of higher material costs.

•	Excluding the impact of the Canadian Acquisitions, net sales decreased $21.8 million (2.4%) and gross margin decreased $12.4 million (1.6%) in fiscal 2007 compared to 2006.

•

Gross margin as a percentage of net sales decreased to 12.8% in fiscal 2008 from 13.4% in 2007. The decrease is primarily due to lower volume, an unfavorable mix of products sold and higher spending, partially offset by the increase in selling prices relative to higher resin and steel costs. Metal segment gross margin increased 7.0% from $81.1 million in 2007 to $86.8 million in 2008 while plastic segment gross margin decreased 15.3 % from $52.8 million in 2007 to $44.7 million in 2008.

•

The decrease in net sales in 2007 compared to 2006, excluding the impact of the Canadian Acquisitions, is primarily due to lower selling prices as a result of customer mix and competitive pricing pressure. Volume results were mixed by product. Volume increased for aerosol containers and blow molded plastic containers and declined slightly for injection molded plastic pails and metal general line containers primarily as a result of a weak housing market affecting demand for paint and other housing related products.

•

Excluding the impact of the Canadian Acquisitions and the impact of the initial public offering related expenses of $4.3 million included in cost of products sold in 2007, the decrease in gross margin of $13.7 million in 2007 compared to 2006 is primarily due to the factors affecting net sales.

The following table sets forth changes in our statements of operations.

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ millions)

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
Net sales	$1,019.0	$959.0	$918.5	6.3%	4.4%
Cost of products sold (excluding depreciation and amortization)	889.0	830.1	790.6	7.1	5.0

Gross profit (excluding depreciation and amortization)	130.0	128.9	127.9	0.9	0.8
Depreciation and amortization	46.8	45.4	41.6	3.1	9.1
Selling and administrative expense	24.9	37.2	29.8	(33.1)	24.8
Public offering expense	–	9.6	–	(100.0)	NM
Restructuring charge (adjustment)	9.6	(0.1)	1.5	NM	NM
Interest expense, net	35.3	38.0	34.7	(7.1)	9.5
Other expense, net	0.2	1.0	1.8	(80.0)	(44.4)

Income (loss) before income taxes and cumulative effect of change in accounting principle	13.2	(2.2)	18.5	NM	NM
Provision for income taxes	1.3	0.9	9.2	44.4	(90.2)

Income (loss) before cumulative effect of change in accounting principle	11.9	(3.1)	9.3	NM	NM
Cumulative effect of change in accounting principle, net of tax benefit	–	–	(0.4)	0.0	(100.0)

Net income (loss)	$11.9	$(3.1)	$8.9	NM	NM

NM—Not Meaningful

Net Sales

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
	($ in millions)
Net Sales by Segment
Metal packaging	$583.0	$572.8	$553.0	1.8%	3.6%
Plastic packaging	436.0	386.2	365.5	12.9	5.6

Consolidated net sales	$1,019.0	$959.0	$918.5	6.3%	4.4%

Metal Packaging. Metal packaging segment net sales increased slightly in 2008 from 2007 as price increases implemented in response to our higher raw material costs offset a decline in sales related to an overall decline in volume. The increase in metal packaging segment net sales in 2007 over 2006 is primarily attributable to the Canadian Acquisitions. Excluding the impact of the Canadian Acquisitions, the amount of net sales would have declined approximately 1.6%.

Excluding the impact of the Canadian Acquisitions on the change in net sales in 2007 from 2006, overall metal packaging volume began to decline in 2007 and continued to decline in 2008. These volume declines are primarily due to declining volumes in paint and other general line containers, partially offset by higher volumes in aerosol. Demand for architectural paint and coatings, the largest end use market segment for our metal packaging containers, weakened in 2007 and remained weak during 2008 because of continued weakness in the home construction and improvement sector and in the overall general economy.

In addition to the impact of the weak housing market, 2007 volumes were impacted by changes in customer and product mix from 2006. Customer and product mix negatively impacted sales as volumes increased with our larger customers that typically have lower selling prices and margins but decreased with our smaller customers that typically have higher selling prices and margins.

Plastic Packaging. The increase in plastic packaging segment net sales in 2008 over 2007 is attributable to higher selling prices resulting from the pass-through of increases in raw material costs and, to a lesser extent, a slight increase in overall volume in 2008 from 2007. The increase in volume was due, in part, to gains in market share, which was partially offset by weak demand in the home construction and improvement sector and in the overall general economy, as discussed above.

The increase in plastic packaging segment net sales in 2007 over 2006 is primarily attributable to the Canadian Acquisitions. Excluding the impact of the Canadian Acquisitions, the amount of net sales would have declined approximately 7.6%. Net sales in 2007 benefited over 2006 by certain volume increases; however, the impact of these increases was offset by lower selling prices associated with the pass through of lower material costs.

Cost of Products Sold and Gross Margin

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
	($ in millions)
Cost of Products Sold by Segment
Metal packaging	$496.2	$491.7	$459.0	0.9%	7.1%
Plastic packaging	391.3	333.4	329.7	17.4	1.1

Segment CPS	887.5	825.1	788.7	7.6	4.6
Corporate undistributed expenses	1.5	5.0	1.9	(70.0)	NM

Consolidated CPS	$889.0	$830.1	$790.6	7.1%	5.0%

NM—Not Meaningful

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
	($ in millions)
Gross Margin by Segment
Metal packaging	$86.8	$81.1	$94.0	7.0%	(13.7)%
Gross Margin Percentage	14.9%	14.2%	17.0%

Plastic packaging	$44.7	$52.8	$35.8	(15.3)	47.5
Gross Margin Percentage	10.3%	13.7%	9.8%

Segment Gross Margin	$131.5	$133.9	$129.8	(1.8)	3.2
Gross Margin Percentage	12.9%	14.0%	14.1%

Corporate undistributed expenses	$(1.5)	$(5.0)	$(1.9)	70.0	NM

Consolidated Gross Margin	$130.0	$128.9	$127.9	0.9%	0.8%

NM—Not Meaningful

Metal Packaging. Metal packaging cost of products sold (CPS) increased slightly in 2008 over 2007 primarily due to higher raw material costs, partially offset by lower volume and higher productivity.

Metal packaging segment CPS as a percentage of segment net sales decreased to 85.1% in 2008 from 85.8% in 2007. The decrease in metal packaging segment CPS as a percentage of net sales in 2008 was positively affected by higher selling prices resulting from the pass-through of higher steel costs. CPS as a percentage of net sales in 2008 continued to be adversely affected by: (1) the cost of steel became unfavorable beginning in the second half of 2007 and continued through the first quarter of 2008 as lower-cost foreign sources and opportunistic spot buys largely disappeared; (2) material cost increases implemented in the second quarter of 2008; (3) competitive pricing pressures, particularly for aerosol cans; and (4) lower volume and an unfavorable customer mix driven by slowness in the home construction and improvement sector and in the overall economy.

The increase in CPS for the metal packaging segment for 2007 over 2006 is primarily due to the Canadian Acquisitions. General line material costs were greater in 2007 in association with higher aerosol volumes and higher material prices, and the costs were partially offset by reduced spending. Higher material costs were primarily attributable to annual metal increases effective in January 2007, and the absence of foreign supplied steel and spot market metal purchases in the last four months of 2007 that typically have lower cost than contracted metal purchases.

Metal packaging segment CPS as a percentage of segment net sales increased to 85.8% in 2007 from 83.0% in 2006 due to the higher metal costs noted above as well as to changes in customer mix, as discussed above under net sales.

Plastic Packaging. In 2008, plastic packaging segment CPS increased primarily due to higher volume, higher resin costs and lower productivity. Plastic packaging segment CPS as a percentage of segment net sales increased to 89.8% in 2008 from 86.3% 2007 primarily as a result of higher raw material costs relative to selling price pass-through and lower productivity.

The increase in CPS for the plastic packaging segment for 2007 over 2006 is primarily due to the acquisition of ICL, partially offset by lower raw material costs and reduced spending. Plastic packaging segment CPS as a percentage of segment net sales decreased to 86.3% in 2007 from 90.2% in 2006.

Corporate Expenses. The decrease in corporate undistributed expense for 2008 over 2007 is related to $4.3 million of expenses in 2007 associated with the initial public offering, including $2.5 million of management bonus and $1.8 million of stock-based compensation expense associated with the accelerated vesting of certain stock options. Corporate undistributed expense included stock-based compensation expense of $0.6 million in 2007 and $1.5 million in 2008 related to stock options modified in 2007 because of the IPO. The increase in stock-based compensation expense in 2008 over 2007 is due to the timing of the IPO, which occurred late in 2007.

The increase in corporate undistributed expenses for 2007 over 2006 is primarily related to the initial public offering expenses and increased stock-based compensation expense in 2007, as discussed above.

Depreciation and Amortization

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
	($ in millions)
Depreciation and Amortization by Segment
Metal packaging	$23.3	$22.7	$21.4	2.6%	6.1%
Plastic packaging	22.2	21.7	18.3	2.3	18.6

Segment depreciation and amortization	45.5	44.4	39.7	2.5	11.8
Corporate	1.3	1.0	1.9	30.0	(47.4)

Consolidated depreciation and amortization	$46.8	$45.4	$41.6	3.1%	9.1%

Metal packaging segment depreciation and amortization expense (D&A) in 2008 included approximately $0.8 million of additional depreciation related to the closure of the Franklin Park facility.

The increase in metal packaging segment D&A for 2007 over 2006 primarily relates to amortization associated with the acquisition of ICL partially offset by lower scheduled amortization of intangibles.

Plastic packaging segment D&A in 2008 included approximately $0.5 million of additional depreciation related to the closure of the Cleveland facility. Amortization expense was relatively unchanged in 2008 compared to 2007.

The increase in plastic packaging segment D&A for 2007 over 2006 primarily relates to the additional depreciation and amortization of intangibles associated with the acquisition of ICL, as well as higher scheduled amortization of intangibles.

The decrease in corporate D&A, which consists entirely of depreciation, for 2008 over 2007 and for 2007 over 2006 is due to a higher percentage of fully depreciated assets relative to new corporate capital expenditures.

Selling and Administrative Expense

	Fiscal Year Ended			% Change
	2008	2007	2006	FY 08 v FY07	FY07 v FY06
	($ in millions)
Selling and Administrative Expense by Segment
Metal packaging	$5.9	$5.9	$6.6	–%	(10.6)%
Plastic packaging	4.1	4.5	4.0	(8.9)	12.5

Segment selling and administrative expense	10.0	10.4	10.6	(3.8)	(1.9)
Corporate undistributed expense	14.9	26.8	19.2	(44.4)	39.6

Consolidated selling and administrative expense	$24.9	$37.2	$29.8	(33.1)%	24.8%

The decrease in segment selling and administrative expense (S&A) for 2008 over 2007 and for 2007 over 2006 is primarily due to lower bonus expense and spending in each of the segments. For 2007 over 2006, the decrease in bonus and spending was partially offset by additional expenses associated with the Canadian Acquisitions.

Corporate undistributed expense in 2008 included a $1.0 million favorable adjustment related to a change in our estimate of the allowance for doubtful accounts. The adjustment was partially offset by the write-off of $0.7 million in accounts receivable that became uncollectible following the customer filing for liquidation in bankruptcy.

Corporate undistributed expense in 2007 included approximately $15.8 million of an initial public offering expenses consisting of an $8.0 million management bonus and $7.8 million of stock-based compensation expense associated with the accelerated vesting of certain stock options.

Because of the IPO in 2007, the vesting criteria of certain options were modified, which resulted in additional stock-based compensation expense of $1.5 million in 2007 and $4.8 million in 2008. The increase in 2008 over 2007 is due to the timing of the modification, which occurred with the IPO in June 2007. See Note 10, Share-Based Compensation, of Notes to Consolidated Financial Statements in Item 8. Stock-based compensation expense in 2006 included $8.8 million related to the cash settlement of certain stock options.

Excluding stock-based compensation and IPO related expenses, corporate undistributed expense increased approximately 13% in 2008 over 2007 and decreased approximately 5% in 2007 over 2006. The increase in 2008 is primarily due to higher expenses associated with being a public company (primarily board of director expenses and higher D&O insurance premiums), higher bonus expense and higher professional fees. The decrease in corporate undistributed expense in 2007 over 2006 is primarily due to lower bonus expense partially offset by higher professional fees.

The majority of bonus expense is based on the achievement of certain goals established by the Board. Senior management exceeded established goals in 2006 and, on average, met established goals in 2008. Performance goals were not met in 2007.

Interest, Taxes and Other Items

Interest Expense, Net. Interest expense, net, decreased for 2008 over 2007 primarily due to lower interest rates. Interest expense, net, increased for 2007 over 2006 primarily due to an increase in debt related to the acquisition of ICL in the fourth quarter of 2006 and to slightly higher interest rates.

Provision for Income Taxes. The provision for income taxes in 2008 included favorable adjustments related to a tax dispute settlement related to the fiscal 2004 acquisition of NAMPAC ($0.5 million), a favorable tax dispute settlement in Puerto Rico ($0.7 million), a favorable adjustment related to a correction of an error in deferred taxes ($2.3 million) and favorable changes to state and Canadian statutory rates ($1.1 million). These items caused the effective tax rate for 2008 to drop to 9.9%. The effective tax rate for 2007 was (42.8)%, primarily due to $1.5 million in non-deductible public offering expenses. The effective tax rate for 2006 was 49.9%, primarily due to a $0.9 million tax assessment in Puerto Rico and $1.0 million adjustment to our estimated state effective tax rate. See “Correction of an Error” under Note 1, “General” and Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements in Item 8.

Restructuring Charge (Adjustment). In 2008, we recorded approximately $8.5 million in expenses related to the closure of the Franklin Park and Cleveland facilities, approximately $1.0 million related to the elimination of certain redundant positions in Canada and approximately $0.1 million related to adjustments in prior year restructuring plans. See Note 15, “Restructuring and Reorganization Liabilities” of Notes to Consolidated Financial Statements in Item 8.

The adjustment in 2007 related to differences between previously recorded estimates and lower actual costs. The adjustment was partially offset by actual holding costs incurred for vacated facilities. The restructuring charge in 2006 primarily related to on-going holding costs and severance related to facility closures in 2005, including a charge of approximately $0.8 million related to revised sublease assumptions.

Other Expense, Net. The decrease in other expense for 2008 over 2007 was primarily due to changes in foreign exchange rates that resulted in a net realized gain in 2008 versus a net realized loss in 2007 on foreign currency denominated transactions and due to financial advisory fees that were discontinued in the third quarter of 2007.

The decrease in other expense for 2007 over 2006 was primarily due to certain expenses incurred in 2006 related to refinancing of the credit facility. The fees could not be capitalized as deferred financing costs in accordance with applicable accounting guidance.

Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit. We adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47), in the fourth quarter of 2006. As a result, we recorded an increase in property, plant and equipment of $0.6 million, an asset retirement obligation of $1.2 million and recognized a non-cash cumulative effect of a change in accounting principle of $0.4 million, net of a $0.2 deferred tax benefit.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. For example, in the first quarter of 2008 and 2007 our net sales were 21%, of our total annual net sales and our gross profit was 16% and 19% of our total annual gross profit in each of the first quarters of 2008 and 2007.

Liquidity and Capital Resources

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 8, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8. As of September 28, 2008, we were in compliance with our debt covenants. With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends between BWAY and BHC.

See “An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability,” “The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable as a result of a default under an unrelated debt instrument,” “Restrictive covenants in debt agreements of our company and its subsidiaries could restrict our operating flexibility,” “BWAY may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing its senior subordinated notes,” “Current economic conditions could adversely affect our results of operations and financial condition” and “The availability and pricing of steel could be significantly affected by consolidation of key suppliers” in Item 1A, Risk Factors.

As of September 28, 2008, BWAY had $43.8 million and ICL had $4.8 million available under revolving credit facilities. As of September 28, 2008, we had $92.1 million of cash on hand, $18.4 million of which was used in the first quarter of 2009 to make a mandatory repayment on the term loans due to Excess Cash Flow (as defined in the credit agreement).

The $200 million in principal senior subordinated notes mature in October 2010. The notes may be repaid at face value beginning in October 2009. Management expects the notes to be repaid from the proceeds of a new debt offering. Management is aware of the current turmoil in the world financial and credit markets and is monitoring the markets with due consideration of the expected refinancing of the senior notes no later than October 2010. Although management believes we will be able to refinance the senior notes at or prior to maturity, at present, we are unable to anticipate the terms or conditions under which the notes will be refinanced.

Due to a mandatory repayment in December 2008 of $18.4 million on outstanding term loan borrowings, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.5 million will resume in December 2009 and continue through March 31, 2013.

As of September 28, 2008, there was $221.3 million in outstanding borrowings subject to variable interest rates at a weighted-average borrowing rate of 4.8%. Interest of $10.0 million on the Senior Notes is payable in each of April and October.

We expect capital expenditures in 2009 of approximately $20.0 million to $22.0 million; approximately $8.0 million of which is for projects begun in 2008.

We expect that cash provided by operations and available credit under revolving credit facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term.

In addition, the global financial markets have been and continue to be in turmoil, with volatility in the equity and credit markets and with many financial and other institutions experiencing significant financial distress. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although it is not possible to accurately predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position, results of operations or cash flows, additional failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under our credit facility, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and debt markets. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

Historical Cash Flows

Summary Cash Flow Information

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

	2008	2007	2006	Change 2007 to 2008	Change 2006 to 2007
	($ in millions)
Net cash provided by operating activities	$73.8	$46.9	$60.9	$26.9	$(14.0)
Net cash used in investing activities	(33.6)	(31.4)	(92.1)	(2.2)	60.7
Net cash (used in) provided by financing activities	(1.1)	(13.1)	30.3	12.0	(43.4)
Effect of exchange rate changes	(0.4)	–	–	(0.4)	–

Net increase (decrease) in cash and cash equivalents	38.7	2.4	(0.9)	36.3	3.3

Cash and cash equivalents, end of period	$92.1	$53.4	$51.0	$38.7	$2.4

Cash requirements for operations and capital expenditures during 2008 and 2007 were primarily financed through internally generated cash flows and cash on hand. On occasion, short-term cash shortfalls were covered by borrowings under the revolving credit facility; however, no amounts were outstanding under our revolving credit facility at the end of the year.

In 2008, cash and cash equivalents increased $38.7 million to $92.1 million primarily due to cash provided by operating activities. In the first quarter of 2009, we are required under the credit agreement to make an excess cash flow payment of $14.0 million on the U.S. Term Loan and $4.4 on the Canadian Term Loan. The remainder of the cash will be used to fund operations and capital expenditures, to the extent necessary.

During 2007, cash and cash equivalents increased $2.4 million to $53.4 million. In the first quarter of 2007, we used a portion of the cash to make a voluntary prepayment of $20.0 million on the U.S. Term Loan. Cash and cash equivalents at the end of 2007 were impacted by approximately $20.1 million of expenditures in connection with the IPO. See “Initial Public Offering of BHC” in Note 1, General, of Notes to Consolidated Financial Statements in Item 8.

Operating Activities

Cash provided by operating activities increased $26.9 million (57%) in 2008 from 2007. The increase is primarily due to the payment of $20.1 million in IPO related expenses in 2007, as discussed above, and from a $13.1 million net decrease in primary working capital (accounts receivable and inventories less accounts payable) in 2008.

Cash provided by operations decreased $14.0 million (23%) in 2007 from 2006 primarily a result of the 2007 expenditures related to the IPO, as discussed above.

Investing Activities

Cash flows used in investing activities increased $2.2 million (7%) in 2008 from 2007. Capital expenditures increased $8.4 million (33%) in 2008 and $5.9 million of cash was used in 2007 to acquire Vulcan. There were no business acquisitions in 2008. Capital expenditures increased in 2008 to complete capital investments related to machinery and equipment for the production of new plastic containers developed in 2007 and for the production of aerosol components. Capital expenditures in 2007 increased approximately 2% from 2006.

Cash flows used in investing activities decreased in 2007 from 2006 due to the acquisition of ICL in 2006. See “Acquisitions” in Note 1, General, of Notes to Consolidated Financial Statements in Item 8.

As discussed above, management expects capital expenditures to decrease in 2009 by approximately $12 million to $14 million due to the completion of certain major projects in 2008 that will not have comparable spending in 2009. Management does not anticipate large capital expenditures for any new projects in 2009.

Financing Activities

Cash used in financing activities decreased in 2008 from 2007 due to a $20.0 million voluntary debt repayment in 2007, which was offset by $7.8 million in cash flows from proceeds and excess tax benefits associated with the exercise of stock options in 2007. Option exercises in 2007 were primarily connected with the IPO.

Cash provided from financing activities in 2006 was primarily related to the refinancing of the credit facility in connection with the acquisition of ICL. The refinancing provided net cash of $44.1 million. The net proceeds were partially offset by the use of $8.8 million to settle certain stock options. There were no comparable events in 2007.

Long-term debt outstanding, including the current portion, decreased $4.3 million to $421.3 million as of September 28, 2008 from $425.6 million as of September 30, 2007. The decrease was due to scheduled repayments of $1.9 million and to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes of $2.4 million. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

Management expects financing activities in 2009 to relate primarily to scheduled debt repayments and principal repayments under capital lease obligations. See “Contractual Obligations and Commercial Commitments” below for a table that includes these amounts.

Market Risk

Our cash flows and earnings are exposed to the risk of interest rate changes resulting from variable rate borrowings under the credit facility. Outstanding borrowings under the credit facility bear interest at a market rate of interest plus an applicable margin (based on certain ratios contained in the credit agreement). As of September 28, 2008, borrowings of $221.3 million were subject to interest rate risk. A 100 basis point increase in the interest rate on these borrowings would reduce annual pretax earnings by approximately $2.2 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would cause the market value of the notes to decrease approximately $3.6 million.

Our business is also exposed to variations in the prices of steel and of plastic resin. See Item 1 and “Commodity Risk” below.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. Net sales denominated in Canadian dollars were approximately 9% in 2008 and 2007. Excluding purchases denominated in Canadian dollars that are funded by operations in Canada, we do not believe that purchases from suppliers denominated in a currency other than the U.S. dollar are significant and do not believe we are exposed to a significant risk of changes in exchange rates relative to the U.S. dollar.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Significant contractual obligations as of September 28, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	($ in millions)
Contractual Obligations
Long-term debt obligations (1)(2)(3)(4)	$421.3	$18.9	$204.2	$198.2	$–
Interest commitments under Senior Notes (5)	50.0	20.0	30.0	–	–
Operating and capital lease obligations	96.6	9.9	14.8	19.6	52.3
Uncertain tax positions (6)	–	–	–	–	–
Pension withdrawal obligations (7)	–	–	–	–	–
Other obligations (8)	22.2	1.6	3.5	3.9	13.2

Total Contractual Obligations	$590.1	$50.4	$252.5	$221.7	$65.5

(1)

Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes that become due in 2010 and $221.3 million of outstanding term loan borrowings. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of September 28, 2008, we had borrowing capacity under the revolving credit facilities of approximately $48.6 million. The term loans have scheduled quarterly repayments with a lump sum due at maturity, July 17, 2013.

(2)

In the event of a continuing event of default (as defined in the indenture), the trustee or holders of 25% of the outstanding principal of the senior subordinated notes could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture), each note holder has the right to require us to purchase all or a portion of their notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of September 28, 2008, all of the original $200.0 million in principal amount was outstanding.

(3)

In the event that we are unable to refinance the principal amount of the senior subordinated notes by April 2010, it could constitute an event of default and cause the acceleration of our obligations under the credit agreement.

(4)

Payments due in less than one year include a mandatory repayment of excess cash flow, as defined, of $18.4 million on the term loans ($14.0 million on the U.S. dollar denominated term loan and $4.4 million on the Canadian dollar denominated term loan). The amounts were paid in December 2008.

(5)

The table does not include variable interest payable on the credit facility borrowings, which is generally due and payable quarterly. Based on outstanding variable borrowings of $221.3 million and a weighted-average interest rate of 4.8% as of September 28, 2008, the annual interest obligation would be approximately $10.6 million.

(6)

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. As of September 28, 2008, $2.0 million of unrecognized tax benefits have been excluded from the table. See Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements for additional information regarding our unrecognized tax benefits as of September 28, 2008.

(7)

As of September 28, 2008, we had $3.4 million accrued as an estimate of our obligation to satisfy employer withdrawal liabilities associated with unfunded benefit obligations of union sponsored multiemployer pension plans. The obligation is related to a facility we closed in 2008. Because our portion of any withdrawal liability is determined as of the end of the applicable plan year in which we withdrew from the plan, we do not know the actual amount or over what period the liability will be settled. Based on when the plan years end, we do not expect to know the actual amount or timing of payments until 2010. Under the plan documents, we have the option to repay the withdrawal liability over time. See “Franklin Park” under Note 15, “Restructuring and Reorganization Liabilities,” of Notes to Consolidated Financial Statements in Item 8.

(8)

Other obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain retired executives, pension liabilities, other postretirement benefits and asset retirement obligations. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of September 28, 2008. Asset retirement obligations are included in “Other Long-Term Liabilities” as of September 28, 2008.

As of September 28, 2008, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $6.2 million in favor of our workers’ compensation insurers and purchasing card vendor. Outstanding standby letters of credit reduce our borrowing capacity under the revolving credit facilities. As of September 28, 2008, $43.8 million of the $50.0 million U.S. Revolver facility was available and $4.8 million of the $5.0 million Canadian Revolver facility was available.

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

Accounting Policies and New Accounting Pronouncements

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires us to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for us at the beginning of 2008. See Note 11, “Income Taxes,” for additional information, including the effect of adoption on the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize a change in the funded status of the plan through comprehensive income in the year in which the change occurs. In addition, the standard requires an employer to measure the funded status of a plan as of the date of its year end balance sheet, with limited exceptions. The recognition and disclosure provisions were effective for us at the end of 2007. The measurement provisions were effective for us at the end of 2008. The effect of adopting SFAS No. 158 is described in Note 13, “Employee Benefit Obligations.”

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157, except as amended by FSP 157-2 (defined and discussed below), became effective for us at the beginning of 2009. SFAS No. 157, as amended by FSP 157-3 (defined and discussed below), is effective for us at the beginning of 2010. We do not expect the guidance of SFAS No. 157, as interpreted, to affect our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for us at the beginning of 2009. We currently do not expect to measure any eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value as of the acquisition date. In addition, SFAS No. 141R requires, with certain exceptions, that acquisition costs should be expensed as incurred (rather than capitalized as part of the purchase price), restructuring costs should be expensed in periods subsequent to the acquisition date (rather than recognized as a liability in purchase accounting) and that changes after the measurement period in deferred tax asset valuation allowances and acquired income tax uncertainties should impact income tax expense. SFAS No. 141R requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. We must apply SFAS No. 141R prospectively to business combinations that are consummated after 2009. We are evaluating the potential impact of SFAS No. 141R on our consolidated financial statements following any business combinations that may be consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 becomes effective for us beginning 2010. The statement shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively. We are evaluating the potential impact of SFAS No. 160 on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which amended SFAS No. 157 to delay the effective date of the statement for nonfinancial assets and nonfinancial liabilities, with certain exceptions, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 is discussed above.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 became effective for us at the beginning of 2009. The adoption of SFAS No. 161 did not impact the consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The stated intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for us beginning in 2010 and early adoption is prohibited. We are currently evaluating the potential impact of FSP 142-3 on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including to prior periods for which financial statements had not been issued. FSP 157-3 did not impact the consolidated financial statements.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectibility of the amount billed is reasonably assured. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accounts Receivable

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

Inventories

Inventories are valued at the lower of cost or market, using the First-In, First-Out (FIFO) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood the cost of inventory will be recovered based on forecasted demand and probable selling price.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. We determine estimated useful lives of our fixed assets and finite-lived intangible assets based on the type and expected usage of the asset.

Goodwill and Other Intangible Assets

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

We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on an income approach, where estimated after-tax royalty savings are discounted and then adjusted for the benefit of tax amortization. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R), as of October 2, 2006 using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. Prior to the application of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). Concurrent with the initial public offering, all options outstanding as of October 2, 2006 were modified and thereby became subject to the measurement principles of SFAS No. 123R.

For purposes of determining the grant date fair value of share-based payment awards granted in 2007 and 2008, we used the Black-Scholes option-pricing model (the Black-Scholes Model). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Employee stock options have characteristics significantly different from those of traded options and changes in the assumptions used in the model can materially affect estimates of fair value. As such, the option pricing model may not provide a reliable single measure of fair value of our employee stock options.

The following inputs are utilized in the Black-Scholes Model (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock. These inputs involve judgment and are determined as of the grant date.

For further information, including assumptions used in the models for 2007 and 2008, see Note 10, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109) and FIN 48. Under SFAS No. 109, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, we have also recognized associated interest and penalties.

Commodity Risk

We require substantial amounts of raw materials in our operations, including steel, resin and energy. We are exposed to commodity price and quantity risks for a majority of theses raw materials. In addition to steel and resin, we are exposed to fluctuations in the price of energy (primarily electricity and natural gas), the cost of freight (which is impacted by fluctuations in the price of fuel) and the cost of other components that we use in our manufacturing process.

We manage these risks by consolidating our purchases among a select group of suppliers and through provisions in sales agreements that allow for certain increases in raw material costs to be passed through to our customers. The consolidation of suppliers enables us to use leverage in negotiating pricing and supply. However, an interruption in the ability of these suppliers to provide raw materials could have a material adverse effect on our financial position, results of operations and cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, global demand and worldwide price levels.

The price of raw materials has been subject to volatility in the past, and we do not foresee stabilization in these markets in the near future. Historically, we have been able to pass certain cost changes through to our customers. However, we may not be able to do so in the future.

In addition to steel and plastic resin, the prices of other items used in our manufacturing processes are exposed to commodity price risks, and we have experienced increases in the cost of these items above expected trends. Historically, we have not passed these price increases through to our customers. However, given the unprecedented increase in the cost of these other inputs, we are evaluating the impact of increasing our selling prices to compensate for these higher costs.

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we may not be able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience any interruptions or shortages in the supply of raw materials, our operating margins could be adversely affected. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at a substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

For an additional discussion of changes in steel and plastic resin costs and their impact on selling prices, see “Factors Affecting Our Results of Operations” above. In addition, see “Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins” and “The availability and pricing of steel could be significantly affected by consolidation of key suppliers” in Item 1A, Risk Factors.

Environmental Matters

For information regarding environmental matters, see Item 1, “Business – Environmental, Health and Safety Matters.”

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” and “Market Risk” in Item 7, which are incorporated herein by reference.

For a discussion of commodity risk and its relation to our cost of products sold, see “Business” in Item 1 and “Commodity Risk” in Item 7, which are incorporated herein by reference.

Our purchases in transactions denominated in foreign currencies are not material and we do not believe we are exposed to a material market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the local currency. However, see Item 1A, “Risk Factors—We are exposed to exchange rate fluctuations of the Canadian dollar.”

Item 8

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWAY Holding Company:

We have audited the accompanying consolidated balance sheets of BWAY Holding Company and subsidiaries (the “Company”) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 28, 2008 and September 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) on September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation (a wholly owned subsidiary of BWAY Holding Company) and subsidiaries (the “Company”) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended September 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 28, 2008 and September 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) on September 30, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 12, 2008

CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

September 28, 2008 and September 30, 2007

($ in millions, except par value)

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$92.1	$53.4
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $1.7	113.3	107.2
Inventories, net	112.2	111.8
Other current assets	20.7	19.8

Total current assets	338.3	292.2

Property, plant and equipment, net	141.9	141.8
Goodwill	251.0	253.6
Other intangible assets, net	142.2	159.2
Other assets	9.0	11.1

Total Assets	$882.4	$857.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$149.8	$132.9
Other current liabilities	52.4	50.5
Current portion of long-term debt	18.9	2.3

Total current liabilities	221.1	185.7

Long-term debt	402.4	423.3
Deferred tax liabilities	55.8	69.8
Other liabilities	29.4	21.8

Total liabilities	708.7	700.6

Commitments and Contingencies (Notes 12 and 16)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued	–	–
Common stock, $0.01 par value, 200,000,000 shares authorized; 21,860,650 and 21,660,737 shares issued and outstanding	0.2	0.2
Additional paid-in capital	133.7	125.9
Retained earnings	40.5	28.8
Accumulated other comprehensive (loss) income	(0.7)	2.4

Total stockholders’ equity	173.7	157.3

Total Liabilities and Stockholders’ Equity	$882.4	$857.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions, except per share information)

	2008	2007	2006
Net sales	$1,019.0	$959.0	$918.5

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	889.0	830.1	790.6
Depreciation and amortization	46.8	45.4	41.6
Selling and administrative	24.9	37.2	29.8
Public offering	–	9.6	–
Restructuring charge (adjustment)	9.6	(0.1)	1.5
Interest, net	35.3	38.0	34.7
Other, net	0.2	1.0	1.8

Total costs and expenses	1,005.8	961.2	900.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	13.2	(2.2)	18.5
Provision for income taxes	1.3	0.9	9.2

Income (loss) before cumulative effect of change in accounting principle	11.9	(3.1)	9.3
Cumulative effect of change in accounting principle, net of income taxes of $0.2	–	–	(0.4)

Net income (loss)	$11.9	$(3.1)	$8.9

Net income (loss) per share (Note 9)
Basic	$0.55	$(0.15)	$0.43
Diluted	0.51	(0.15)	0.35

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Holding Company and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions, shares in thousands)

	2008	2007	2006
Common Stock
Balance, beginning and end of period	$0.2	$0.2	$0.2

Additional Paid-In Capital
Balance, beginning of period	125.9	106.2	107.4
Proceeds from stock option exercises	0.9	3.5	–
Excess tax benefits related to share-based payments	0.1	4.4	–
Stock-based compensation expense	6.3	11.7	–
Repurchase and cancellation of common stock	–	–	(1.2)
Other	0.5	0.1	–

Balance, end of period	133.7	125.9	106.2

Retained Earnings
Balance, beginning of period	28.8	31.9	23.0
Adjustment to initially apply FIN 48	(0.2)	–	–
Net income (loss)	11.9	(3.1)	8.9

Balance, end of period	40.5	28.8	31.9

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	2.4	(0.5)	(0.3)
Adjustment to initially apply SFAS No. 158, net of tax	–	0.1	–
Other comprehensive (loss) income	(3.1)	2.8	(0.2)

Balance, end of period	(0.7)	2.4	(0.5)

Total Stockholders’ Equity	$173.7	$157.3	$137.8

Comprehensive Income (Loss)
Net income (loss)	$11.9	$(3.1)	$8.9

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1.2)	2.8	0.2
Pension and other postretirement prior service cost and actuarial loss, net of tax	(1.9)	–	–
Additional minimum pension liability, net of tax	–	–	(0.4)

Total other comprehensive (loss) income	(3.1)	2.8	(0.2)

Comprehensive Income (Loss)	$8.8	$(0.3)	$8.7

Number of Common Shares Issued
Balance, beginning of period	21,661	20,525	20,610
Stock issued for option exercises	178	1,083	–
Other	22	53	(85)

Balance, end of period	21,861	21,661	20,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$11.9	$(3.1)	$8.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	31.0	29.5	28.1
Amortization of other intangibles	15.8	15.9	13.5
Amortization of deferred financing costs	2.1	2.1	2.1
Deferred financing costs expensed	–	–	1.0
Cumulative effect of change in accounting principle, net of tax	–	–	0.4
Recovery of doubtful accounts	(0.5)	–	–
Loss on disposition of property, plant and equipment	0.2	0.3	0.1
Utilization of acquired deferred tax asset	–	–	1.7
Deferred income taxes	(8.3)	(10.4)	3.1
Stock-based compensation expense	6.3	12.3	10.1
Changes in operating assets and liabilities
Accounts receivable	(6.2)	12.8	(0.4)
Inventories	(0.8)	(10.4)	(6.8)
Other assets	(5.1)	(2.2)	(0.8)
Accounts payable	20.1	9.4	15.4
Other liabilities	5.0	(7.7)	(0.2)
Income taxes	2.3	(1.6)	(15.3)

Net cash provided by operating activities	73.8	46.9	60.9

Cash Flows from Investing Activities
Capital expenditures	(34.0)	(25.6)	(25.0)
Business acquisitions	–	(5.9)	(68.4)
Other	0.4	0.1	1.3

Net cash used in investing activities	(33.6)	(31.4)	(92.1)

Cash Flows from Financing Activities
Proceeds from long-term debt	–	–	240.0
Repayments of long-term debt	(1.9)	(20.6)	(195.9)
Repurchase and cancellation of common stock	–	–	(1.2)
Settlement of stock options	–	–	(8.8)
Proceeds from stock option exercises	0.9	3.4	–
Principal repayments under capital lease obligations	(0.2)	(0.2)	(0.2)
Excess tax benefits related to share-based payments	0.1	4.4	–
Financing costs incurred	–	(0.1)	(3.6)

Net cash (used in) provided by financing activities	(1.1)	(13.1)	30.3

Effect of exchange rate changes on cash and cash equivalents	(0.4)	–	–

Net increase (decrease) in cash and cash equivalents	38.7	2.4	(0.9)
Cash and cash equivalents, beginning of year	53.4	51.0	51.9

Cash and cash equivalents, end of year	$92.1	$53.4	$51.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

September 28, 2008 and September 30, 2007

($ in millions, except par value)

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$92.1	$53.4
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $1.7	113.3	107.2
Inventories, net	112.2	111.8
Other current assets	20.7	19.8

Total current assets	338.3	292.2

Property, plant and equipment, net	141.9	141.8
Goodwill	251.0	253.6
Other intangible assets, net	142.2	159.2
Other assets	9.0	11.1

Total Assets	$882.4	$857.9

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$149.8	$132.9
Other current liabilities	52.4	50.5
Current portion of long-term debt	18.9	2.3

Total current liabilities	221.1	185.7

Long-term debt	402.4	423.3
Deferred tax liabilities	55.8	69.8
Other liabilities	29.4	21.8

Total liabilities	708.7	700.6

Commitment and Contingencies (Notes 12 and 16)

Stockholder’s Equity
Preferred stock, $0.01 par value, 500 shares authorized; no shares issued	–	–
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	–	–
Additional paid-in capital	140.4	132.6
Retained earnings	34.0	22.3
Accumulated other comprehensive (loss) income	(0.7)	2.4

Total stockholder’s equity	173.7	157.3

Total Liabilities and Stockholder’s Equity	$882.4	$857.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Net sales	$1,019.0	$959.0	$918.5

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	889.0	830.1	790.6
Depreciation and amortization	46.8	45.4	41.6
Selling and administrative	24.9	37.2	29.8
Public offering	–	9.6	–
Restructuring charge (adjustment)	9.6	(0.1)	1.5
Interest, net	35.3	38.0	34.7
Other, net	0.2	1.0	1.8

Total costs and expenses	1,005.8	961.2	900.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	13.2	(2.2)	18.5
Provision for income taxes	1.3	0.9	9.2

Income (loss) before cumulative effect of change in accounting principle	11.9	(3.1)	9.3
Cumulative effect of change in accounting principle, net of income taxes of $0.2	–	–	(0.4)

Net income (loss)	$11.9	$(3.1)	$8.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Corporation and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Common Stock and Additional Paid-In Capital
Balance, beginning of period	$132.6	$112.9	$104.0
Proceeds from stock option exercises	0.9	3.5	0.1
Excess tax benefits related to share-based payments, net	0.1	4.4	–
Stock-based compensation expense	6.3	11.7	8.8
Other	0.5	0.1	–

Balance, end of period	140.4	132.6	112.9

Retained Earnings
Balance, beginning of period	22.3	25.4	26.5
Adjustment to initially apply FIN 48	(0.2)	–	–
Dividend to BWAY Holding Company	–	–	(10.0)
Net income (loss)	11.9	(3.1)	8.9

Balance, end of period	34.0	22.3	25.4

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	2.4	(0.5)	(0.3)
Adjustment to initially apply SFAS No. 158, net of tax	–	0.1	–
Other comprehensive (loss) income	(3.1)	2.8	(0.2)

Balance, end of period	(0.7)	2.4	(0.5)

Total Stockholder’s Equity	$173.7	$157.3	$137.8

Comprehensive Income (Loss)
Net income (loss)	$11.9	$(3.1)	$8.9

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1.2)	2.8	0.2
Pension and other postretirement prior service cost and actuarial loss, net of tax	(1.9)	–	–
Additional minimum pension liability, net of tax	–	–	(0.4)

Total other comprehensive (loss) income	(3.1)	2.8	(0.2)

Comprehensive Income (Loss)	$8.8	$(0.3)	$8.7

Number of Common Shares Issued	1,000	1,000	1,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$11.9	$(3.1)	$8.9

Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation	31.0	29.5	28.1
Amortization of other intangibles	15.8	15.9	13.5
Amortization of deferred financing costs	2.1	2.1	2.1
Deferred financing costs expensed	–	–	1.0
Cumulative effect of change in accounting principle, net of tax	–	–	0.4
Recovery of doubtful accounts	(0.5)	–	–
Loss on disposition of property, plant and equipment	0.2	0.3	0.1
Utilization of acquired deferred tax asset	–	–	1.7
Deferred income taxes	(8.3)	(10.4)	3.1
Stock-based compensation expense	6.3	12.3	10.1
Changes in operating assets and liabilities
Accounts receivable	(6.2)	12.8	(0.4)
Inventories	(0.8)	(10.4)	(6.8)
Other assets	(5.1)	(2.2)	(0.8)
Accounts payable	20.1	9.4	15.4
Other liabilities	5.0	(7.7)	(0.2)
Income taxes	2.3	(1.6)	(15.3)

Net cash provided by operating activities	73.8	46.9	60.9

Cash Flows from Investing Activities
Capital expenditures	(34.0)	(25.6)	(25.0)
Business acquisitions	–	(5.9)	(68.4)
Other	0.4	0.1	1.3

Net cash used in investing activities	(33.6)	(31.4)	(92.1)

Cash Flows from Financing Activities
Proceeds from long-term debt	–	–	240.0
Repayments of long-term debt	(1.9)	(20.6)	(195.9)
Dividend paid to BWAY Holding Company	–	–	(10.0)
Proceeds from stock option exercises	0.9	3.4	–
Principal repayments under capital lease obligations	(0.2)	(0.2)	(0.2)
Excess tax benefit related to share-based payments	0.1	4.4	–
Financing costs incurred	–	(0.1)	(3.6)

Net cash (used in) provided by financing activities	(1.1)	(13.1)	30.3

Effect of exchange rate changes on cash and cash equivalents	(0.4)	–	–

Net increase (decrease) in cash and cash equivalents	38.7	2.4	(0.9)
Cash and cash equivalents, beginning of year	53.4	51.0	51.9

Cash and cash equivalents, end of year	$92.1	$53.4	$51.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

1.	GENERAL

Basis of Presentation and Background

These notes to consolidated financial statements apply equally to BWAY Holding Company (BHC) and BWAY Corporation (BWAY) unless otherwise indicated. All earnings per share information are only applicable to BHC.

References to BHC and BWAY throughout these notes to consolidated financial statements are collectively referred to as “the Company,” “we,” “us” or “our.”

BHC is a holding company without independent operations. In 2003, BWAY became a wholly-owned subsidiary of BHC in a leveraged buyout lead by an affiliate of Kelso & Company, L.P. (Kelso) and management, (the Transaction).

BWAY and its subsidiaries manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets.

References to subsidiaries or operations in the United States throughout these notes to consolidated financial statements include subsidiaries or operations in the Commonwealth of Puerto Rico, unless otherwise indicated.

Fiscal Year

Our fiscal year is 52 or 53 weeks ending on the Sunday closest to September 30. Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks and ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

References to years throughout these consolidated financial statements refer to our fiscal year, unless the context otherwise indicates a calendar year.

Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries have fiscal periods on a calendar basis with a September 30 fiscal year end. These subsidiaries have been consolidated in the accompanying consolidated financial statements as of and for the years ended September 30. There were no significant or unusual transactions that would adversely impact the financial statements as consolidated between the end of our fiscal year and the fiscal year end of these subsidiaries.

Recent Acquisitions

For the following acquisitions, we recorded acquired assets and assumed liabilities at fair market value following the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The allocation of the purchase price was based on our estimates of fair market value.

The acquisition of ICL (as defined below) enabled us to expand into the Canadian market for industrial use rigid plastic containers and steel pails. Management believed geographic expansion was important to our growth. The acquisition of Vulcan (as defined below) expanded our presence in the Canadian industrial use steel pail market and provided an opportunity to leverage the manufacturing capacity of ICL.

The results of operations related to these acquisitions are included in the consolidated financial statements from the applicable date of acquisition.

ICL

In July 2006, ICL Industrial Containers ULC (ICL), a wholly-owned subsidiary of BWAY, acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (ICL Ltd.), (the ICL Acquisition). ICL Ltd. was a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. We acquired the net assets for approximately $68.3 million in cash, which was funded with $50.0 million in proceeds from long-term debt issued by ICL and with proceeds from additional long-term borrowings issued by BWAY. The purchase price includes approximately $1.7 million in transaction costs paid in association with the acquisition. The acquired business has operations associated with and net assets acquired were allocated between our metal packaging and the plastic packaging segments.

Vulcan Containers

In January 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd., (Vulcan Ltd.), which was headquartered in Toronto. Vulcan Ltd. produced steel pails for distribution primarily in Canada. We acquired the net assets for approximately $5.9 million in cash, which was funded with available cash on hand. We refer to this acquisition as the Vulcan Acquisition and to the net assets and associated business acquired as Vulcan. Vulcan is included in the metal packaging segment.

In February 2007, we committed to a plan to consolidate Vulcan with and into ICL. We subsequently closed the Vulcan manufacturing facilities and terminated approximately 100 employees. In the allocation of the purchase price, we recorded a reorganization liability of approximately $3.7 million for severance and facility closure costs. The reorganization liability was recorded using the guidance of Emerging Issues Task Force (EITF) Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination (EITF 95-3).

The following table is a summary of our allocation of the purchase price for the fair value of the assets acquired and liabilities assumed in the above acquisitions as of the applicable date of acquisition.

($ in millions)

	ICL	Vulcan
Current assets	$18.7	$4.3
Property, plant and equipment	4.0	–
Intangible assets subject to amortization
Customer relationships	19.6	5.4
Trade names	3.1	–
Goodwill	29.1	1.4

Total assets acquired	74.5	11.1

Current liabilities	6.2	1.5
Reorganization liability	–	3.7

Total liabilities assumed	6.2	5.2

Net Assets Acquired	$68.3	$5.9

We allocated goodwill and intangible assets of ICL to the metal and plastic packaging segments based on estimated fair value. We allocated goodwill and intangible assets of Vulcan to the metal packaging segment. See Note 7, “Goodwill and Other Intangible Assets.” Goodwill related to these acquisitions is not deductible for U.S. income tax purposes.

For ICL, the weighted-average life of acquired customer relationships was approximately 13 years and the weighted-average life of acquired trade names was approximately 15 years. For Vulcan, the weighted-average life of acquired customer relationships was approximately 14 years.

Initial Public Offering of BHC Common Stock

In June 2007, BHC completed the registration of its common stock with the U.S. Securities and Exchange Commission (the SEC) and BHC common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” In this initial public offering of BHC common stock, certain selling stockholders, including Kelso and certain members of the Board, offered 10,039,216 shares to the public at an issue price of $15.00 per share. We did not receive any proceeds from the offering. The shares offered by the selling stockholders represented a portion of their BHC common stock holdings. We refer to this initial public offering as the “public offering” or the “IPO.”

We paid and recorded approximately $9.6 million in expenses related to the offering, including a $5.0 million payment to Kelso to terminate the payment of annual financial advisory fees. We also paid and recorded expenses of $10.0 million for a bonus paid to certain members of management and $0.5 million for related employer payroll taxes and benefits. The selling stockholders paid underwriting discounts and commissions associated with the offering.

As further described in Note 10, “Share-Based Compensation,” we recorded a non-cash stock-based compensation charge of approximately $9.6 million related to the accelerated vesting of certain stock options concurrently with and contingent upon the public offering.

The IPO related expenses discussed above and the applicable line items on which they appear in the consolidated statements of operations are summarized as follows:

Fiscal year ended September 30, 2007

($ in millions)

	Cost of Products Sold	Selling and Administrative Expense	Public Offering Expense	Total
IPO Related Expenses
Offering costs	$–	$–	$2.6	$2.6
Deutsche Bank advisory fee	–	–	2.0	2.0
Kelso fee termination payment	–	–	5.0	5.0
Management bonus (a)	2.5	8.0	–	10.5
Stock-based compensation (b)	1.8	7.8	–	9.6

Total IPO Related Expenses	$4.3	$15.8	$9.6	$29.7

(a)	Includes $0.5 million in related employer payroll taxes and benefits.

(b)	Related to the accelerated vesting of certain stock options. See Note 10, “Share-Based Compensation.”

Correction of an Error

Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2007, management determined that certain deferred tax liabilities were overstated by approximately $2.6 million, certain deferred tax assets were understated by approximately $2.0 million, income taxes receivable was overstated by approximately $0.1 million, goodwill was overstated by approximately $2.2 million and deferred income tax expense had been overstated by approximately $2.3 million. The errors related to the consolidated financial statements for 2004 through 2007.

We have evaluated the errors based on the guidance of SEC Staff Accounting Bulletin (SAB) Topics 1.M., “Materiality” and 1.N., “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in

Current Year Financial Statements,” and SFAS 154, Accounting Changes and Error Corrections. Based on our evaluation of the quantitative and qualitative aspects of these errors, we determined that such errors were not material to our consolidated financial statements for any of the years 2004 through 2008.

As a result, we corrected these errors in 2008. See Note 7, “Goodwill and Other Intangible Assets” and Note 11, “Income Taxes.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts our company and its subsidiaries, each wholly owned. All significant intercompany accounts and transactions have been eliminated. Results of operations related to acquisitions are included from the date of acquisition.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual amounts could materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are included in the consolidated balance sheets net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance for adequacy by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are valued at the lower of cost or market, using the First-In, First-Out (FIFO) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood the cost of inventory will be recovered based on forecasted demand and probable selling price.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost net of accumulated depreciation. Depreciation is recognized using a straight-line method over an estimated useful life. Generally, we estimate useful lives as 30 years for buildings and improvements, 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 years for computer information systems.

Leasehold improvements are amortized over the lesser of the estimated useful life of an improvement or the remaining term on the underlying lease, which includes renewals that are reasonably assured. Equipment that is subject to capital leases is amortized using a straight-line method over the lesser of the estimated useful life of the equipment or the term of the lease. We periodically assess the appropriateness of and revise, as needed, our estimate of the remaining useful life of property, plant and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease that includes renewals that are reasonably assured at the date of the business combination or purchase.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for general maintenance and repairs. When property, plant and equipment are retired or otherwise disposed of, the cost and associated accumulated depreciation are removed from the account balances and any resulting gain or loss is recognized.

Interest is capitalized for costs associated with major machinery and equipment projects. Capitalized interest is recorded as part of the cost of the associated asset and is depreciated with the asset over estimated useful life of the asset. Interest capitalized in 2008, 2007 and 2006 was insignificant.

Assets acquired under capital leases are recorded to property, plant and equipment and the related amortization is included in depreciation expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is not amortized but may be written down for subsequent impairment. We test goodwill for impairment annually. We would also test goodwill for impairment if an event occurred or circumstances changed that more likely than not would reduce the value of goodwill below its carrying value.

To test goodwill for impairment, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our two operating divisions is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and a market comparable method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of goodwill over the implied fair value of the goodwill.

We performed the annual goodwill impairment test as of September 30, 2008 and determined that the estimated fair value exceeded the carrying value of goodwill for each reporting unit. As such, we determined that goodwill was not impaired as of September 30, 2008. The annual impairment tests for 2007 and 2006 did not indicate an impairment of goodwill.

Our other intangible assets consist of finite-lived and indefinite-lived identifiable intangibles. Acquired finite-lived, identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value.

We test finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable based on our estimate of future undiscounted cash flows. If we determine that impairment has occurred, the impaired asset would be written down to its fair market value based on an estimate of future discounted cash flows.

Indefinite-lived identifiable intangibles are not amortized, but tested for impairment at least annually. We perform an impairment test for indefinite-lived intangible assets by comparing the fair value and carrying value of indefinite-lived intangible assets.

The fair value of an indefinite-lived intangible asset is estimated using an income approach, where estimated after-tax royalty savings are discounted and then adjusted for the benefit of tax amortization.

We would recognize an impairment charge if the carrying value of indefinite-lived identifiable intangible assets exceeded management’s estimate of their fair market value. There were no impairments of other intangible assets recognized in 2008, 2007 or 2006.

Deferred Financing Costs

We amortize deferred financing costs to interest expense over the term of the related financing agreement. Costs associated with agreements having a single payoff date are amortized on a straight-line basis and costs associated with agreements having scheduled payoffs are amortized on a declining balance method. Each of these methods of amortization approximates the effective yield method.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to other current assets on the consolidated balance sheets. There were no amounts recorded for assets held for sale at September 28, 2008 or September 30, 2007.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product has been shipped and title and risk of loss have passed to the customer, the sales amount is fixed or determinable and collectibility of the amount billed is reasonably assured. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the period related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) at the beginning of 2007 using the “prospective transition” method. Using this method, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards modified, repurchased or cancelled after the effective date. Under SFAS No. 123R, awards are accounted for using a fair value-based method and compensation cost is recognized over the period that service is required in order to receive the benefit. SFAS No. 123R also amended SFAS No. 95, Statement of Cash Flows, to classify benefits of tax deductions in excess of recognized compensation cost as financing cash flows in the statement of cash flows. Prior to the amendment of SFAS No. 95, excess tax benefits were classified as operating cash flows. See Note 10, “Share-Based Compensation.”

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109) and FIN 48. Under SFAS No. 109, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, we have also recognized associated interest and penalties.

See Note 11, “Income Taxes,” for SFAS No. 109 and FIN 48 disclosures.

Foreign Currency Translation

The financial statements of our Canadian subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in accumulated other comprehensive income (loss) in stockholders’ equity. Assets and liabilities are translated at the rate of exchange on the balance sheet date, while revenues and expenses are translated at average exchange rates during the year.

Restructuring

From time to time, we implement plans to close certain facilities or permanently eliminate certain positions. We account for these restructurings under the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 provides guidance on one-time termination benefits, contract termination costs and other associated costs. Under the guidance, a liability for a cost associated with an exit or disposal activity is to be recognized and measured initially at fair value only when the liability is incurred.

Fair Value of Financial Instruments

We have historically assumed the carrying value of credit facility borrowings to be a reasonable estimate of fair value since the debt was subject to variable interest rates plus a fixed margin. The margin was determined by the creditors at the borrowing date based on certain risk factors, which we believed were unchanged and thus reasonable for our market value assumptions.

We estimate a fair value for the $221.3 million in credit facility borrowings outstanding as of September 28, 2008 to be approximately $206.9 million based on the current turmoil in the financial and credit markets and on data from lenders.

We estimate a fair value for our publicly held senior notes based on a quoted bid price for these debt instruments. Our estimate of fair value on the senior notes was approximately $194.0 million at the end of 2008 and $204.0 million at the end of 2007. The Term Loans and Senior Notes are further described in Note 8, “Long-Term Debt.” In addition, we consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value due to the short-term nature of such instruments. Our estimate of fair value involves judgment and may not be indicative of an amount that could be realized or paid in a current market exchange.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. We review contracts for embedded derivatives that would require separate reporting and disclosure.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including net income (loss), foreign currency translation adjustments and, for 2006, adjustments related to additional minimum pension liabilities, net of tax.

The components of accumulated other comprehensive income (loss) are summarized in Note 9, “Stockholders’ Equity.”

Conditional Asset Retirement Obligations

We account for conditional asset retirement obligations in accordance with FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made even though uncertainty exists about the timing and/or method of settlement. FIN 47 further clarifies the meaning of “conditional asset retirement obligation” with respect to recording the asset retirement obligation discussed in SFAS No. 143.

We adopted FIN 47 in the fourth quarter of 2006, and we recognized a non-cash charge of $0.4 million, net of a $0.2 million deferred tax benefit. The charge was reported as a cumulative effect of an accounting change. Our accrued asset retirement obligation was $1.4 million at September 28, 2008 and $1.3 million at September 30, 2007. In each of 2008 and 2007, the asset retirement obligation increased $0.1 million due to accretion expense.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation clarifies accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires us to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for us at the beginning of 2008. See Note 11, “Income Taxes,” for additional information, including the effect of the adoption of FIN 48 on the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize a change in the funded status of the plan through comprehensive income in the year in which the change occurs. In addition, the standard requires an employer to measure the funded status of a plan as of the date of its year end balance sheet, with limited exceptions. The recognition and disclosure provisions were effective for us at the end of 2007. The measurement provisions were effective for us at the end of 2008 and had no impact on our consolidated financial statements as we measure our pension and postretirement obligations as of our fiscal year end. The effect of adopting the recognition and disclosure provisions of SFAS No. 158 is described in Note 13, “Employee Benefit Obligations.”

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157, except as amended by FSP 157-2 (defined and discussed below), became effective for us at the beginning of 2009. SFAS No. 157, as amended by FSP 157-3 (defined and discussed below), is effective for us at the beginning of 2010. We do not expect the guidance of SFAS No. 157, as interpreted, to affect our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for us at the beginning of 2009. We currently do not expect to measure any eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value as of the acquisition date. In addition, SFAS No. 141R requires, with certain exceptions, that acquisition costs should be expensed as incurred (rather than capitalized as part of the purchase price), restructuring costs should be expensed in periods subsequent to the acquisition date (rather than recognized as a liability in purchase accounting) and that changes after the measurement period in deferred tax asset valuation allowances and acquired income tax uncertainties should impact income tax expense. SFAS No. 141R requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. We will apply SFAS No. 141R prospectively to business combinations that are consummated after 2009. We are evaluating the potential impact of SFAS No. 141R on our consolidated financial statements following any business combinations that may be consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 becomes effective for us beginning 2010. The statement shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively. We are evaluating the potential impact of SFAS No. 160 on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which amended SFAS No. 157 to delay the effective date of the statement for nonfinancial assets and nonfinancial liabilities, with certain exceptions, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 is discussed above.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 became effective for us at the beginning of 2009. The adoption of SFAS No. 161 did not impact the consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The stated intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 is effective for us beginning in 2010 and early adoption is prohibited. We are currently evaluating the potential impact of FSP 142-3 on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including to prior periods for which financial statements had not been issued. FSP 157-3 did not impact the consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Cash paid during the period for
Interest	$35.2	$33.6	$33.2
Income taxes	7.6	9.9	19.8

Business acquisitions
Fair value of assets acquired	–	10.7	74.6
Liabilities assumed	–	(4.8)	(6.2)

Cash used for business acquisitions	–	5.9	68.4

Non-cash investing and financing activities
Amounts owed for capital expenditures	0.8	3.3	0.6
Assets acquired through capital leases	0.4	–	–

4.	INVENTORIES

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Raw materials	$32.6	$30.6
Work-in-progress	39.0	43.1
Finished goods	40.6	38.1

Total inventories	$112.2	$111.8

5.	OTHER CURRENT ASSETS AND LIABILITIES

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Income taxes receivable	$2.8	$6.2
Deferred tax assets	7.2	7.9
Other	10.7	5.7

Total other current assets	$20.7	$19.8

Accrued salaries and wages	$13.5	$11.1
Accrued interest	10.1	12.1
Accrued rebates	10.6	10.1
Other	18.2	17.2

Total other current liabilities	$52.4	$50.5

6.	PROPERTY, PLANT AND EQUIPMENT

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Land	$3.3	$3.3
Buildings and improvements	15.1	14.0
Machinery and equipment	244.6	217.3
Furniture, fixtures and computer information systems	20.0	15.5
Construction-in-progress	17.3	14.2

Property, plant and equipment, gross	290.3	264.3
Accumulated depreciation	(148.4)	(122.5)

Property, plant and equipment, net	$141.9	$141.8

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the net carrying amount of goodwill for 2008 and 2007 by reportable segment:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, October 1, 2006	$120.3	$128.4	$248.7
Purchase accounting adjustments (a)	1.1	–	1.1
Currency translation adjustment	1.2	2.6	3.8

Balance, September 30, 2007	$122.6	$131.0	$253.6
Purchase accounting adjustments (b)	0.1	–	0.1
Adoption of FIN 48 (c)	–	0.9	0.9
Correction of an error (d)	–	(2.2)	(2.2)
Currency translation adjustment	(0.4)	(1.0)	(1.4)

Balance, September 28, 2008	$122.3	$128.7	$251.0

(a)	We recorded $1.1 million of goodwill in the purchase price allocation of Vulcan, which is included in metal packaging. See “Recent Acquisitions” under Note 1, “General.”

(b)	We recorded $0.1 million of goodwill related to the final purchase price allocation of Vulcan, which is included in metal packaging. See “Recent Acquisitions” under Note 1, “General.”

(c)	See Note 11, “Income Taxes.”

(d)

As discussed in Note 1, “General,” we identified an error in certain prior period financial statements in which goodwill was overstated by $2.2 million. We corrected this error in the fourth quarter of 2008. See “Correction of an Error” under Note 1, “General,” for additional information.

Other Identifiable Intangible Assets

September 28, 2008 and September 30, 2007

($ in millions)

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$185.5	$(61.5)	$124.0	$186.7	$(47.8)	$138.9
Trade names	26.2	(8.6)	17.6	26.4	(6.7)	19.7

Total amortizable intangible assets	211.7	(70.1)	141.6	213.1	(54.5)	158.6

Unamortizable intangible assets
Technology	0.6	–	0.6	0.6	–	0.6

Total Identifiable Other Intangible Assets	$212.3	$(70.1)	$142.2	$213.7	$(54.5)	$159.2

The useful lives of customer relationships range from 14 to 18 years and the useful lives of trade names range from 10 to 15 years.

Expected future amortization expense:

($ in millions)

For the fiscal year ending in
2009	$15.2
2010	15.1
2011	14.4
2012	13.8
2013	12.8
Thereafter	70.3

Total Future Amortization Expense	$141.6

8.	LONG-TERM DEBT

Outstanding Long-Term Debt

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
10% senior subordinated notes due October 2010	$200.0	$200.0
Variable rate Term Loan, U.S. dollar denominated, maturing July 2013	168.2	169.5
Variable rate Term Loan, Canadian dollar denominated, maturing July 2013	53.1	56.1

Total long-term debt	421.3	425.6
Less: Current portion of long-term debt	(18.9)	(2.3)

Long-term debt, net of current portion	$402.4	$423.3

The current portion of long-term debt at the end of 2008 includes a mandatory repayment of $18.4 million. Of the repayment, $14.0 million will be repaid on the U.S. dollar denominated term loan and $4.4 million will be repaid on the Canadian dollar denominated term loan. We made the mandatory repayment in December 2008.

The current portion of long-term debt at the end of 2008 also includes the $0.5 million scheduled repayment on the U.S. dollar denominated term loan that was on the due date of September 30, 2008 after year-end.

The weighted-average interest rate on outstanding variable rate borrowings was 4.8% as of September 28, 2008 and 7.1% as of September 30, 2007.

Scheduled Maturities of Long-Term Debt

($ in millions)

2009	$18.9
2010	2.1
2011	202.1
2012	2.1
2013	196.1
Thereafter	–

Total long-term debt	$421.3

Senior Subordinated Notes

The $200.0 million principal amount of 10% Senior Subordinated Notes due 2010 (the Senior Notes) are unsecured senior subordinated obligations of BWAY and are effectively subordinated to all senior debt obligations of BWAY. Interest accrues on the Senior Notes at a fixed rate of 10% per annum and is payable semi-annually in arrears on April 15 and October 15. BWAY’s U.S. subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The Senior Notes are governed by an Indenture dated as of November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY on February 7, 2003 and as amended from time to time (the Indenture).

The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the Indenture. As of September 28, 2008, we were in compliance with applicable covenants related to the Senior Notes.

BWAY may redeem the notes prior to maturity at 101.67% of the principal amount during the twelve-month period beginning on October 15, 2008. BWAY may redeem these notes at face value beginning on October 15, 2009. If a Change of Control event occurs, as defined in the Indenture, BWAY will be required to offer to purchase all of the outstanding notes at 101% of the principal amount.

The Senior Notes mature in October 2010. Management expects the notes to be repaid from the proceeds of a new debt offering. Management is aware of the current turmoil in the world financial and credit markets and is monitoring the markets with due consideration of the expected refinancing of the senior notes at or prior to maturity. Although we believe we will be able to refinance the senior notes, at present, management is unable to anticipate the terms or conditions under which the notes will be refinanced.

Credit Facility

In July 2006, in conjunction with the acquisition of ICL, we entered into a credit agreement with various lenders (the Credit Agreement). Deutsche Bank Trust Company Americas is the administrative agent for the lenders. The Credit Agreement governs a credit facility consisting of a $190.0 million term loan (the U.S. Term Loan), a $50.0 million revolving credit facility (the U.S. Revolver), a Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) term loan (the Canadian Term Loan) and a US$5.0 million equivalent revolving credit facility (the Canadian Revolver), (collectively, the Credit Facility). The Credit Agreement was amended in May 2007 to enable us to complete the IPO and related transactions.

BWAY is the U.S. Term Loan borrower and only BWAY can borrow on the U.S. Revolver. ICL is the Canadian Term Loan borrower and only ICL can borrow on the Canadian Revolver.

The term loans mature on July 17, 2013 and the revolving loans mature on July 17, 2012. However, if we do not refinance the Senior Notes prior to April 15, 2010, the U.S. Term Loan, U.S. Revolver and Canadian Revolver mature on April 15, 2010 and the Canadian Term Loan matures on July 18, 2011.

Due to a $14.0 million mandatory repayment on the U.S. Term Loan in December 2008, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.4 million will resume in December 2009 and continue through March 31, 2013. Due to a $4.4 million mandatory repayment on the Canadian Term Loan in December 2008, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.1 million will resume in December 2009 and continue through March 31, 2013. The remaining unpaid balance of the term loans is due on the maturity date.

Amounts repaid on either term loan may not be reborrowed. The mandatory repayments in the first quarter of 2009 represented a portion of Excess Cash Flow (as defined in the credit agreement) from 2008.

Interest accrues on the term loans at a variable base plus a fixed margin. At the end of 2008, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 4.5% and on outstanding Canadian Term Loan borrowings was approximately 5.6%.

Interest accrues on the revolving credit facilities at a variable base plus a variable margin. The margin is based on a Consolidated Total Leverage Ratio, as defined in the Credit Agreement. As of September 28, 2008, we had $6.2 million in standby letter of credit commitments that reduced available borrowings to $43.8 million under the U.S. Revolver. As of September 28, 2008, we had $0.2 million in standby letter of credit commitments that reduced available borrowings to $4.8 million under the Canadian Revolver. As of September 28, 2008 and September 30, 2007, there were no revolver borrowings outstanding.

BHC and each of our U.S. subsidiaries have guaranteed the U.S. Term Loan and U.S. Revolver, each of which is secured by substantially all of the U.S. assets of BWAY and the assets of BHC. In addition, we have pledged as collateral all of the issued and outstanding stock of its U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

The Credit Agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are limited in the amount of capital expenditures it may expend annually, and it may be required to use Excess Cash Flow (as defined in the Credit Agreement) to repay debt.

We are required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a maximum Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). The calculation of these ratios is based on Consolidated EBITDA, which, as defined in the Credit Agreement, permits certain adjustments including cash restructuring charges. However, these adjustments, including cash restructuring charges, may be limited during a certain period or in the aggregate.

For the twelve months ended September 28, 2008, we were required, under terms of the credit agreement, to maintain a Consolidated Interest Coverage Ratio of at least 2.95 and a Consolidated Total Leverage Ratio of no more than 4.05. For the twelve months ending December 31, 2008 and thereafter, we must maintain a minimum Consolidated Interest Coverage Ratio of at least 3.05. The ratios are determined at the end of each quarter for the twelve month period then ended.

These covenants are subject to a number of important limitations and exceptions. We were in compliance with all applicable covenants of the credit agreement as of September 28, 2008.

Deferred Financing Costs

September 28, 2008 and September 30, 2007

($ in millions)

	2008			2007
Financing Costs Deferred Relating to:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Senior notes	$8.0	$(5.9)	$2.1	$8.0	$(4.8)	$3.2
Term loans	6.0	(2.0)	4.0	6.1	(1.1)	5.0
Revolving credit facilities	1.2	(0.4)	0.8	1.1	(0.2)	0.9

Deferred financing costs, net	$15.2	$(8.3)	$6.9	$15.2	$(6.1)	$9.1

We are amortizing deferred financing costs to interest expense over the applicable term of the related debt utilizing a method approximating the effective yield method. In 2007, we paid approximately $0.1 million in amendment fees, which are being amortized over the remaining term of the Credit Facility. Deferred financing costs are in Other Assets in the balance sheet.

9.	STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions, except per share amounts, shares in thousands)

	2008	2007	2006
Net Income (Loss)
Income (loss) before cumulative effect of change in accounting principle, net of tax	$11.9	$(3.1)	$9.3
Cumulative effect of change in accounting principle, net of tax	–	–	(0.4)

Net income (loss)	$11.9	$(3.1)	$8.9

Weighted-Average Shares
Weighted-average number of shares outstanding	21,691	20,851	20,592
Dilutive effect of stock options (a)	1,697	–	4,756

Weighted-average number of shares outstanding assuming dilution	23,388	20,851	25,348

Net Income (Loss) Per Basic Share
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.55	$(0.15)	$0.45
Cumulative effect of change in accounting principle, net of tax	–	–	(0.02)

Basis earnings (loss) per share	$0.55	$(0.15)	$0.43

Net Income (Loss) Per Diluted Share
Income before cumulative effect of change in accounting principle, net of tax	$0.51	$(0.15)	$0.37
Cumulative effect of change in accounting principle, net of tax	–	–	(0.02)

Diluted earnings (loss) per share	$0.51	$(0.15)	$0.35

(a)

In 2008 and 2007, approximately 0.6 million and 4.0 million shares, respectively, had an anti-dilutive effect and were excluded. In 2006, the number of shares excluded due to anti-dilution was immaterial.

Dividend, Stock Repurchase and Stock Option Settlement

In the fourth quarter of 2006, BWAY declared a dividend of $10.0 million payable to BHC. The dividend was used to purchase 85,088 shares of BHC common stock and to settle for cash the exercise of 722,547 shares subject to options. The stock and options were beneficially owned by our former chief executive officer. The options were fully vested, and the settlement price per option was based on the difference between the fair value per share of BHC common stock at the settlement date and the weighted-average option price. In 2006, we recorded $8.8 million in stock-based compensation expense related to the exercise of these options. In addition, BWAY recorded an entry to additional paid-in capital for $8.8 million.

Deferred Shares

In 2004, we issued 45,382 deferred shares of BHC common stock to an officer of NAMPAC in satisfaction for amounts due under a long-term performance plan that was terminated as part of the NAMPAC Acquisition. The shares were valued at $0.4 million at the time of issuance. Concurrent with the IPO, we issued an equal number of shares of BHC common stock in exchange for the deferred shares.

BHC Securityholders Agreement

On February 7, 2003, BHC entered into a securityholders agreement with the Kelso affiliates, (the Kelso affiliates), and certain other securityholders who own common stock and options to purchase common stock of BHC (the Non-Kelso Securityholders) (the Securityholders Agreement).

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

Employee stockholders who are parties to the Securityholders Agreement are subject to “put” and “call” rights, which, subject to certain exceptions, entitle them to require us to purchase their shares, and which entitle us, subject to certain exceptions, to require them to sell their shares to us, upon any termination of their employment, at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The Securityholders Agreement also contains a provision that requires us to offer certain existing stockholders the right to purchase shares of BHC upon a new issuance on a pro rata basis, subject to certain exceptions.

BHC Registration Rights Agreement

In February 2003, BHC and the Non-Kelso Securityholders entered into a registration rights agreement (the Holding Registration Rights Agreement). The agreement grants the Kelso Affiliates the right to make an unlimited number of requests for BHC to register their shares under the Securities Act following the first anniversary of an initial public offering. In any demand registration, all of the parties to the Holding Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BHC proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the Holding Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Pension and other postretirement items, net of tax of $1.6 and $0.4, respectively	$(2.5)	$(0.6)
Cumulative foreign currency translation adjustments	1.8	3.0

Accumulated Other Comprehensive (Loss) Income	$(0.7)	$2.4

10.	SHARE-BASED COMPENSATION

We adopted SFAS No. 123R at the beginning of 2007, using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. As further discussed below, upon the consummation of the IPO, the vesting of all awards, including those outstanding at the effective date of SFAS 123R, were modified. As such, we discontinued accounting for awards outstanding at the beginning of 2007 using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25), which we used for such awards prior to the modification.

Summary of Share-Based Compensation Plans

BWAY Holding Company 2007 Omnibus Incentive Plan. In May 2007, the Board approved, upon the recommendation of the Compensation Committee, the BWAY Holding Company 2007 Annual Incentive Plan (the Omnibus Incentive Plan). The plan provides for awards of up to 2,057,898 shares of BHC common stock, which may be in the form of stock options, stock appreciation rights, performance-based awards, restricted stock, restricted stock units or deferred stock. The plan will terminate in May 2017 unless terminated earlier. In 2008, options to acquire 35,000 shares of BHC common stock were granted under the plan. In 2008, 22,183 shares of restricted stock were issued to BHC directors under our independent director compensation policy. Restricted shares granted under the policy vest at the end of the fiscal year in which they were granted. As of September 28, 2008, there were 1,970,767 share options available for grant under the Omnibus Incentive Plan.

BCO Holding Company Stock Incentive Plan. Effective with the closing of the Transaction, BHC assumed the Fourth Amendment and Restatement of BWAY’s 1995 Long-Term Incentive Plan (the Predecessor Incentive Plan), which it replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the Holding Incentive Plan). Under the Holding Incentive Plan, 4,480,797 shares of BHC’s common stock are subject to options. The Holding Incentive Plan will terminate in February 2013 unless terminated earlier. There were no grants under the plan in 2008. As of September 28, 2008, there were 359,011 share options available for grant under the Holding Incentive Plan.

Holding Long-Term Incentive Plan. Because the Transaction was a change in control event under the Predecessor Incentive Plan, all then outstanding options immediately vested and became exercisable. Certain members of management entered into exchange agreements with BHC whereby their Predecessor Incentive Plan options were exchanged for new options to acquire BHC common stock (the Exchange Options) under the Holding Long-Term Incentive Plan (Holding LTIP). The Exchange Options were fully vested and were issued with substantially the same terms and conditions in effect immediately prior to the exchange. All other options outstanding at the time of the Transaction were cancelled in exchange for lump sum payments. The plan terminated in May 2005; however, the termination of the plan does not adversely affect any outstanding options granted under the plan.

There are currently three types of stock options outstanding under the Holding Incentive Plan: service options, performance options and exit options. Prior to the IPO, service options generally became exercisable in three annual installments, performance options generally became exercisable in five annual installments (assuming certain performance benchmarks were achieved), and exit options generally became exercisable upon a change in equity control event (as defined in the plan and subject to certain limitations).

In May 2007, the Board amended the Holding Incentive Plan so that of the outstanding and unvested options, 100% of service and performance options and 43% of exit options would become fully vested at the completion of the IPO. In addition, the Board amended the vesting criteria for the 57% of exit options that would remain unvested following the IPO. Under the amended criteria, unvested options would become vested in three equal tranches based on an average per share closing price of BHC Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche, as follows:

	45 Day Average Price	Minimum Closing Price
First tranche	$19.26	$16.37
Second tranche	21.52	18.29
Last tranche	23.78	20.21

Outstanding Stock Options

Stock options outstanding as of September 28, 2008 and changes during the year then ended:

	Outstanding		Nonvested
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Options outstanding at September 30, 2007	5,553,338	$5.96	1,239,903	$5.41
Options granted	35,000	9.82	35,000	9.82
Options exercised	(177,730)	5.03	–	–
Options forfeited	(180,678)	12.38	(93,929)	9.88
Options vested	–	–	(12,333)	11.23

Options outstanding at September 28, 2008	5,229,930	$5.80	1,168,641	$6.84

Options vested and exercisable at September 28, 2008	3,887,733	$5.05

As of September 28, 2008, the weighted-average remaining contractual term of options outstanding was 4.5 years and for options vested and exercisable was 4.3 years. At September 28, 2008, the aggregate intrinsic value of options outstanding was $33.7 million and for options vested and exercisable was $27.3 million. In 2008, we received $0.9 million from options exercised. In 2008, we recognized an excess tax benefit related to the exercise of options, net of tax benefits lost due to forfeitures, of $0.1 million, which was reported in financing activities in the consolidated statement of cash flows. The total fair value of options vested during 2008, 2007 and 2006 was $0.1 million, $7.2 million and $3.4 million, respectively. We assume that all options outstanding are vested or will vest in the future.

The weighted-average grant date fair value of each option granted during 2008, 2007 and 2006 was $4.34, $9.51 and $5.18, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $1.3 million, $12.0 million and $8.8 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense included in the consolidated statements of operations. All amounts are included in undistributed corporate expense in the business segment disclosure in Note 17, “Business Segments.”

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Stock-based compensation expense included in:
Cost of products sold (a)	$1.5	$2.5	$0.2
Selling and administrative expense (b)	4.8	9.8	9.9

Total Stock-Based Compensation Expense	$6.3	$12.3	$10.1

(a)

Fiscal 2007 includes $1.8 million in non-cash stock-based compensation expense related to the accelerated vesting of certain stock options concurrently with the IPO and $0.6 million in non-cash stock-based compensation expense subsequent to the IPO related to certain exit options for which vesting conditions were modified because of the IPO.

(b)

Fiscal 2007 includes $7.8 million in non-cash stock-based compensation expense related to the accelerated vesting of certain stock options concurrently with the IPO and $1.5 million in non-cash stock-based compensation expense subsequent to the IPO related to certain exit options for which vesting conditions were modified because of the IPO. Fiscal 2006 includes $8.8 million related to the cash settlement of certain stock options (see Note 9, “Stockholders’ Equity”).

The accelerated vesting of certain options and the modified vesting of certain other options concurrently with the IPO, as discussed above, constituted a modification of previously issued awards, which required stock-based compensation expense to be determined under SFAS No. 123R.

For the options with accelerated vesting, we recognized stock-based compensation expense in the third quarter of 2007 of approximately $9.6 million. The charge represented (i) unrecognized stock-based compensation expense as determined under APB 25 related to the modified options and (ii) the incremental fair value resulting from the modification as determined using a Black-Scholes option-pricing model.

For the options modified to enable vesting based on certain market performance, no expense was recognized as of the modification date, but the increase in fair value, if any, of such options due to the modification will be recognized as stock-based compensation expense over the expected period required to meet the market performance criteria. The fair value of these options was determined using a Monte Carlo simulation model. The derived service period for these options is the median period of time until the market condition is met, as determined by the simulation model. We determined a modification date fair value of approximately $11.3 million, of which approximately $1.0 million will not be recognized due to the subsequent cancellation of unvested options due to employee terminations. Of the remaining $10.3 million, $6.2 million was recognized in 2008, $2.2 million was recognized in 2007 and we expect to recognize the remaining $1.9 million in 2009.

As of September 28, 2008, approximately $0.2 million of additional unrecognized stock-based compensation expense related to unvested share-based compensation arrangements will be expensed over a weighted-average period of approximately 3.0 years.

In the third quarter of 2007, we recorded non-cash stock-based compensation expense related to the accelerated vesting of certain stock options concurrently with the IPO. The expense related to the accelerated vesting included in cost of products sold (excluding depreciation and amortization) was $1.8 million and the expense included in selling and administrative expense was $7.8 million. In addition, we recorded non-cash stock-based compensation expense of approximately $2.1 million subsequent to the IPO related to certain exit options for which vesting conditions were modified as a result of the public offering. In the fourth quarter of 2006, we recorded $8.8 million in stock-based compensation expense related to the cash settlement of certain options (see Note 9, “Stockholders’ Equity”). The $8.8 million was recorded in selling and administrative expense.

As discussed above, we accounted for share-based compensation using the intrinsic value method prescribed by APB 25 prior to October 2, 2006. The following table illustrates the pro forma effect on net income as if we had determined stock-based compensation expense based on the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, using a “minimum value” methodology, which excluded the effects of volatility of the stock price on the fair value of the option. Prior to the IPO, BHC equity securities were not publicly traded.

Fiscal year ended October 1, 2006

($ in millions, except per share data)

2006
Net income as reported	$8.9
Add back: Actual stock-based compensation expense, net of related tax effects (a)	4.6
Less: Pro forma stock-based compensation expense under SFAS No. 123, net of related tax effects	(1.0)

Pro Forma Net Income	$12.5

Earnings per Share—BHC
Basic earnings per share as reported	$0.43
Pro forma basic earnings per share	0.61

Diluted earnings per share as reported	0.35
Pro forma diluted earnings per share	$0.49

(a)

Of the stock-based compensation expense included in net income, net of related tax effects, recorded in 2006, approximately $0.6 million relates to stock options issued pursuant to the Holding Incentive Plan and approximately $4.0 million relates to the cash settlement of Exchange Options exercised (see Note 9, “Stockholders’ Equity”). Under SFAS No. 123, no additional compensation expense is recognized for cash settlements of outstanding awards, which is why pro forma stock-based compensation expense for 2006 is less than stock-based compensation expense under APB 25.

For purposes of determining the grant date fair value of share-based payment awards, including for the pro forma disclosure above, we use the Black-Scholes option-pricing model (Black-Scholes Model) for options without market conditions, and we use a Monte Carlo simulation, a lattice model, for options with vesting criteria tied to the market performance of BHC common stock. Each model requires the input of certain assumptions that involve judgment.

Black-Scholes Model. The following inputs, determined as of the grant date, are utilized in the Black-Scholes Model (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock.

We base the expected dividend yield assumption on our historical practice of not paying dividends and on our expectation that this practice will continue into the future. We base our price volatility assumption on the historical volatility of BWAY common stock, which was publicly traded between May 1995 and February 2003. We believe this historical volatility is currently the best indicator of future volatility of BHC common stock. We base our risk-free rate assumption on the yield curve of U.S. Treasury securities for a period corresponding with the expected term of the option. We estimate an expected term using the “simplified” method permitted by the SEC staff (as discussed below). For periods subsequent to the IPO, we use the closing price of BHC common stock as quoted on the NYSE on the grant date. For periods prior to the IPO, when an observable market value of BHC common stock was not available, we estimated a fair value for the stock using an enterprise value methodology, which required certain estimates, assumptions and the judgment of management.

The simplified method that we use to estimate an expected term is permitted in SAB Topic 14.D.2, “Share-Based Payment–Certain Assumptions Used in Valuation Methods–Expected Term,” which is applicable to “plain-vanilla” options and for companies that conclude that historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. The stock options valued using this method meet the “plain-vanilla” criteria of the SAB. We concluded that sufficient historical data was not available, based on the amount of time our common stock has been publicly traded, to enable us to determine a reasonable estimate of exercise experience.

The weighted-average grant date fair value for the options granted in 2008, 2007 and 2006 was based on the Black-Scholes Model assumptions in the table below. As noted above, volatility was excluded from the model under the “minimum value” methodology for 2006. Volatility used in 2008 and 2007 was based on the historical volatility of BWAY’s common stock when it was publicly traded.

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	52.9%	0.0%
Risk-free interest rate	3.5%	4.4%	4.7%
Expected term (in years)	6.0	7.7	10.0

Monte Carlo Simulation Model. A Monte Carlo simulation model requires the following inputs, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock. The methodology used to determine these assumptions is similar as for the Black-Scholes Model discussed above; however, the expected term is determined by the model in Monte Carlo simulation.

The following inputs were used in the Monte Carlo simulation model to determine fair value as of the IPO date for the modified options: risk-free interest rate ranging from 4.6% to 5.4%, no dividends and expected volatility ranging from 38.5% to 49.1%.

11.	INCOME TAXES

Provision for Income Taxes

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Provision for Income Taxes
Federal	$9.0	$6.9	$3.7
Foreign	0.3	2.3	1.2
State	0.3	2.1	1.2

Total current provision for income taxes	9.6	11.3	6.1
Deferred (benefit from) provision for income taxes	(8.3)	(10.4)	3.1

Provision for Income Taxes	$1.3	$0.9	$9.2

The provision for income taxes is reconciled with the federal statutory rate as follows:

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Provision for (benefit from) income taxes at the federal statutory rate	$4.6	$(0.8)	$6.5
State income tax expense, net of federal income tax benefits	0.3	0.1	0.7
Foreign income taxed at rates other than the federal statutory rate	0.3	0.1	(1.0)
Non-deductible public offering costs	–	1.5	–
Puerto Rican tax assessment	(0.7)	–	0.9
Adjustment to estimated effective state tax rates	(0.7)	(0.8)	1.0
Section 199 deduction	(0.6)	–	–
Foreign tax credit	(0.3)	–	–
Correction of an error	(2.3)	–	–
Other items, net	0.7	0.8	1.1

Provision for Income Taxes	$1.3	$0.9	$9.2

Effective Tax Rate as a Percentage of Pretax Income (Loss)	9.9%	(42.8)%	49.9%

The provision for income taxes for 2008 includes a reduction in deferred income tax expense of $2.3 million for the correction of errors related to misstatements of certain components of deferred taxes. The $2.3 million corrects certain deferred tax liabilities that were overstated by approximately $2.6 million, certain deferred tax assets that were understated by approximately $2.0 million and an income taxes receivable that was overstated by approximately $0.1 million. The errors related to the consolidated financial statements for 2004 through 2007. The adjustment to deferred tax assets and liabilities as of September 28, 2008 is reflected in the table below. The correction also resulted in a decrease to goodwill of $2.2 million. For additional information, see “Correction of an Error” under Note 1, “General” and Note 7, “Goodwill and Other Intangible Assets.”

Deferred Taxes

The components of deferred tax assets and liabilities are as follows:

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Deferred Tax Liabilities
Property, plant and equipment	$23.9	$27.1
Intangible assets	46.2	49.8
Section 481 method change related to LIFO (a)	5.2	7.8
Other	0.5	2.0

Total deferred tax liabilities	75.8	86.7

Deferred Tax Assets
Restructuring reserves	1.1	0.2
Employee benefits	11.3	18.9
Inventory	2.3	3.4
Accounts receivable	0.6	0.8
Stock-based compensation expense	8.5	6.6
FIN 48	0.5	–
Other	2.9	4.9

Total deferred tax assets	27.2	24.8

Deferred Tax Liability, Net	$48.6	$61.9

Current deferred tax assets, net	$(7.2)	$(7.9)
Noncurrent deferred tax liabilities, net	55.8	69.8

Deferred Tax Liability, Net	$48.6	$61.9

(a)

Represents amounts due to the Internal Revenue Service for previously realized tax benefits from our use of the Last-In, First-Out (LIFO) method of accounting for inventory. We changed our inventory valuation method from the LIFO method to the FIFO method in 2007, which resulted in approximately $10.5 million in income taxes due. The $10.5 million is payable over four years and payments began with the 2007 tax year.

Included in deferred tax assets as of September 28, 2008 are $0.2 million of foreign net operating loss (“NOL”) carryforwards and $0.1 million of state NOL carryforwards. These NOL carryforwards have various expiration dates through 2028. Also included in deferred tax assets as of September 28, 2008 are $0.1 million of state income tax credit carryforwards. These credits have various expiration dates through 2027.

In accordance with SFAS No. 109 and SFAS No. 5, Accounting for Contingencies, and prior to the adoption of FIN 48, we established reserves for tax contingencies to reflect our best estimate of deductions and credits that we may have been unable to sustain, or that we would have been willing to concede as part of a broader tax settlement. As of September 30, 2007, we had accrued tax contingency reserves of approximately $0.5 million.

We adopted the provisions of FIN 48 on October 1, 2007. Because of this adoption, we recognized an increase in the liability for unrecognized tax benefits of approximately $1.1 million, a reduction to the October 1, 2007 balance in retained earnings of approximately $0.2 million and an increase in the balance of goodwill of approximately $0.9 million. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties are recognized as a component of income tax expense.

As of October 1, 2007, the total gross amount of unrecognized tax benefits was $1.7 million. Included therein was $0.7 million of net tax benefits that, if recognized, would favorably impact our effective tax rate. As of September 28, 2008, the total gross amount of unrecognized tax benefits was $2.0 million. Included therein was $1.2 million of net tax benefits that, if recognized, would favorably impact our effective tax rate and $0.8 million that will not have an impact on our effective tax rate if realized (or remeasured) prior to the adoption of SFAS No. 141R but that would have an impact on our effective tax rate if realized (or remeasured).

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

($ in millions)

Balance as of October 1, 2007	$1.7
Additions:
Positions taken during the current year	0.2
Positions taken during a prior period	0.1

Balance as of September 28, 2008	$2.0

We do not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

We classify interest and penalties related to uncertain income tax positions as income tax expense. As of October 1, 2007, we had recorded interest of $0.3 million and penalties of $0.1 million related to our uncertain tax positions. As of September 28, 2008, we had recorded interest of $0.5 million and penalties of $0.1 million related to our uncertain tax positions.

We file income tax returns in the U.S., Canada and Puerto Rico, as well as in multiple state and provincial jurisdictions therein. With few exceptions, we are no longer subject to income tax examinations by any taxing authorities for years prior to 2005.

12.	LEASE COMMITMENTS

We lease manufacturing facilities, warehouses and office space under operating leases and lease vehicles and equipment under operating and capitalized leases. We recorded lease expense of approximately $12.2 million in 2008, $11.8 million in 2007 and $10.8 million in 2006.

Future minimum lease payments under non-cancelable lease commitments as of September 28, 2008:

($ in millions)

	Capitalized Leases	Operating Leases
Fiscal year ending
2009	$0.2	$9.7
2010	0.1	8.3
2011	0.1	6.3
2012	0.1	4.3
2013	–	15.2
2014 and thereafter	–	52.3

Total minimum lease payments	0.5	$96.1

Less: imputed interest	(0.1)

Present value of minimum capitalized lease payments	0.4
Less: Current portion of capitalized lease obligations	(0.2)

Long-term capitalized lease obligations	$0.2

13.	EMPLOYEE BENEFIT OBLIGATIONS

Pension and Postretirement Benefit Plans

Adoption of SFAS No. 158

Effective September 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). The adoption of SFAS No. 158 requires the recognition of obligations for pension and other postretirement benefits and accumulated other comprehensive loss (AOCL) of actuarial gains or losses that had previously been deferred under the reporting requirements of SFAS Nos. 87, 106 and 132(R). The standard does not permit retrospective application.

The following table summarizes the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of September 30, 2007.

September 30, 2007

($ in millions)

	Before Adoption	Adjustments	After Adoption
Postretirement benefits payable—current	$–	$0.5	$0.5
Postretirement benefits payable—non-current	5.1	1.4	6.5
Pension liability—non-current	3.0	(2.1)	0.9
Deferred tax liabilities	61.8	0.1	61.9
Accumulated other comprehensive income	2.3	0.1	2.4

As of September 30, 2007, we recognized in accumulated other comprehensive income (loss) net actuarial gain (loss) of $1.3 million and $(1.2) million for the defined benefit pension plan and other postretirement benefit plan, respectively.

SFAS No. 158 also requires the funded status of defined benefit pension and postretirement plans to be measured at the end of the fiscal year. This provision was effective for us at the end of 2008. Since we have historically measured the funded status of our postretirement plans as of the end of our fiscal year, the adoption of this provision of the standard did not have an effect on our financial statements.

The estimated actuarial loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 is $0.5 million.

We have a defined benefit pension plan sponsored by NAMPAC that covers certain hourly and salaried employees. The plan was frozen for salaried and hourly participants in 2004 and 1998, respectively. Benefits are based on the participant’s compensation and period of employment as of the date the plan was frozen.

We offer postretirement medical coverage to certain union employees at our Cincinnati, Ohio manufacturing facility in accordance with certain of our collective bargaining agreements. We closed the plan to new participants in 1998.

The measurement dates used to determine pension benefit obligations are September 30, 2008 and September 30, 2007 and the measurement dates used to determine other postretirement benefit obligations are September 28, 2008 and September 30, 2007.

The following table reflects the components of net periodic benefit cost and weighted-average assumptions:

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	Defined Benefit Pension Plan			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$–	$–	$–	$–	$–	$–
Interest cost	0.7	0.7	0.6	0.4	0.4	0.4
Expected return on plan assets	(0.8)	(0.7)	(0.6)	–	–	–
Recognized net actuarial loss	–	–	–	0.1	0.1	–

Net Periodic Benefit Cost	$(0.1)	$–	$–	$0.5	$0.5	$0.4

Weighted-Average Assumptions
Discount rate	6.30%	5.75%	5.54%	6.00%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a

The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions:

Fiscal years ended September 28, 2008 and September 30, 2007

($ in millions)

	Defined Benefit Pension Plan		Other Benefits
	2008	2007	2008	2007
Change in Plan Assets
Fair Value, beginning of period	$9.7	$8.1	$–	$–
Actual return on plan assets	(2.1)	1.0	–	–
Company contributions	0.8	0.8	0.3	0.4
Benefits paid	(0.3)	(0.2)	(0.3)	(0.4)

Fair Value, end of period	8.1	9.7	–	–

Change in Benefit Obligation
Beginning of period	10.6	11.8	7.0	7.1
Service cost	–	–	–	–
Interest cost	0.6	0.7	0.4	0.4
Actuarial loss (gain)	0.7	(1.7)	(0.3)	(0.1)
Benefits paid	(0.3)	(0.2)	(0.3)	(0.4)

Benefit obligation, end of period	11.6	10.6	6.8	7.0

Funded status of the plan	$(3.5)	$(0.9)	$(6.8)	$(7.0)

Weighted-Average Assumptions
Discount rate	6.75%	6.30%	6.50%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	n/a	n/a

The accumulated benefit obligation for the defined benefit pension plan was $11.6 million at the end of 2008 and $10.5 million at the end of 2007. The accumulated benefit obligation for the other benefit plan was $6.8 million at the end of 2008 and $7.0 million at the end of 2007.

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We determine the discount rate assumption for the defined benefit pension plan based on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

The following table presents plan assets as a percentage of total plan assets for our defined benefit pension plan at the date indicated:

September 30

	2008	2007	2006
Asset Category
Equity mutual funds	59%	60%	60%
Fixed income mutual funds	41%	40%	40%

	100%	100%	100%

NAMPAC employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Estimated future benefit payments under the defined benefit pension plan and other postretirement benefits by fiscal year are as follows:

($ in millions)	Pension Benefits	Other Benefits
Fiscal Year Ending
2009	$0.4	$0.5
2010	0.4	0.5
2011	0.5	0.6
2012	0.4	0.6
2013	0.5	0.5
2014 through 2018	3.4	2.6

In 2009, we expect to contribute approximately $0.4 million to the pension plan and pay approximately $0.5 million in other benefit plans.

For measurement purposes, costs of covered heath care benefits at the end of 2008 were assumed to increase 10% in 2009 and grade down annual to an ultimate rate of 5% for years after 2015. At the end of 2007, costs of covered health care benefits were assumed to increase 8.5% for post-65 benefits and increase 7.5% for pre-65 benefits in 2008 and each grade down to 5.5% of years after 2012.

In 2008, the other postretirement benefit plan was amended and all retiree benefits for certain participants were moved from our primarily self-insured benefit plans to a union sponsored, multiemployer benefit fund. Under the amendment, we are responsible for paying premiums to the union fund on behalf of the retirees, up to a certain limit. The amendment did not have a significant impact on the accumulated postretirement benefit obligation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

($ in millions)	1% Increase	1% Decrease
Effect on total service and interest cost components	$–	$–
Effect on postretirement benefit obligation	0.6	(0.5)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of the plans provides for a deferred profit sharing component, which is funded at the discretion of the Board of Directors. Our net contributions to these plans were approximately $3.0 million in 2008, $3.1 million in 2007 and $2.8 million in 2006.

Supplemental Executive Retirement Plans

We provide retirement benefits to certain former executives in the form of supplemental executive retirement plan (SERP) benefits. We recorded expenses of approximately $0.1 million in 2008, $0.5 million in 2007 and $0.8 million in 2006 related to these plans. We paid SERP benefits of approximately $0.7 million in 2008, $0.5 million in 2007 and $0.4 million in 2006. We had accrued SERP liabilities of $6.0 million as of September 28, 2008 and $6.6 million as of September 30, 2007. The current and the noncurrent portions of the SERP liability are recorded in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2008 and 2007 were determined using a discount rate of 6.7% and 5.9%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

($ in millions)

Fiscal Year Ending
2009	$0.7
2010	0.7
2011	0.7
2012	0.7
2013	0.8
2014 through 2018	3.2

Multiemployer Pension Plans

Certain of our union employees are covered by union sponsored multiemployer pension plans. Generally, we have no obligations to these plans other than to remit premiums (either withheld from employees or paid by company on behalf of the employee). In accordance with GAAP, the net plan assets or net plan obligations of these multiemployer plans do not appear in our financial statements. However, as discussed in Note 15, “Restructuring and Reorganization Liabilities,” related to the closure of our Franklin Park facility, we could be subject to withdrawal liabilities. Generally, the liability is determined at the end of the plan year in which an employer withdraws. The employer would be required to pay to the fund its pro rata share of any plan deficit at the end of the plan year. The employer would not be entitled to any portion of a plan surplus.

We contribute to certain union sponsored defined contribution plans that provide benefits to certain union employees under collective bargaining agreements. Our contributions to these plans were approximately $1.4 million in each of 2008, 2007 and 2006.

As of September 28, 2008, we had an accrued liability of $3.4 million for pension withdrawal liabilities related to the closure of our Franklin Park facility.

14.	RELATED PARTY TRANSACTIONS

Prior to the IPO in June 2007, we paid an annual financial advisory fee of approximately $0.5 million to Kelso and reimbursed them for related expenses, which were included in other expense, net. In 2007 we paid $5.0 million to Kelso to terminate the advisory fee agreement (see Note 1, “General”).

15.	RESTRUCTURING AND REORGANIZATION LIABILITIES

In connection with our on-going productivity and cost-savings initiatives, we announced in March 2008 and May 2008, our intent to close our Franklin Park, Illinois material center (Franklin Park) and our Cleveland, Ohio plastic manufacturing facility (Cleveland), respectively. We began the closure of Franklin Park in the second quarter of 2008 and began the closure of Cleveland during the third quarter of 2008. Both facilities were closed by the end of 2008. Franklin Park and Cleveland are part of the metal packaging and plastic packaging segments, respectively.

The closures of the facilities are expected to result in greater production efficiencies, cost savings and better utilization of working capital. Production from these facilities has been shifted to certain other of our manufacturing facilities.

Franklin Park

We estimate the closure of Franklin Park will result in restructuring expense of approximately $7.1 million, which consists of approximately $0.6 million of severance and benefits, approximately $3.4 million as an estimate of our obligation to satisfy withdrawal liabilities associated with our portion of unfunded benefit obligations of union sponsored multiemployer pension plans and approximately $3.1 million of facility shutdown and holding costs. Facility holding costs include approximately $1.6 million in long-term lease obligations, net of estimated sublease proceeds. In 2008, we recorded $6.8 million and estimate that approximately $0.3 million will be recognized in 2009 and 2010. We expect to pay the $3.4 million in estimated pension withdrawal liabilities equally over a five year period beginning in 2010.

We recorded additional depreciation expense of $0.8 million in 2008 related to the shortened expected useful lives of certain assets, primarily machinery and equipment that were dismantled and permanently taken out of service. The additional depreciation expense was recorded as depreciation and amortization expense in the consolidated statement of operations for the year ended September 28, 2008. We expect to incur approximately $1.7 million in capital expenditures related to rebuilding and installing certain assets relocated from Franklin Park and used at other of our facilities. We incurred $0.9 million of capital expenditures in 2008, and we expect to incur $0.8 million in 2009.

Approximately 85 employees were affected by the facility closure.

Cleveland

We estimate the closure of Cleveland will result in restructuring expense of approximately $3.1 million, which consists of approximately $0.5 million of severance and benefits and approximately $2.6 million of facility shutdown and holding costs. Facility holding costs include approximately $1.1 million in long-term lease obligations, net of sublease assumptions. In 2008, we recorded $1.7 million and estimate that approximately $1.1 million will be recognized in 2009 and approximately $0.3 million will be recognized in 2010 and 2011.

We recorded additional depreciation expense of $0.5 million in 2008 related to the shortened expected useful lives of certain assets, primarily machinery and equipment that were dismantled and permanently taken out of service. The additional depreciation expense was recorded as depreciation and amortization expense in the consolidated statement of operations for the year ended September 28, 2008. We expect to incur capital expenditures of approximately $2.3 million related to rebuilding and installing certain assets relocated from Cleveland and used at other of our facilities. We incurred $1.2 million of capital expenditures in 2008, and we expect to incur $1.1 million in 2009.

Approximately 95 employees were affected by the facility closure.

The above are summarized as follows:

($ in millions)	Franklin Park	Cleveland
Severance and benefits	$0.6	$0.5
Pension withdrawal obligation	3.4	–
Shutdown and facility holding costs	3.1	2.6

Total restructuring expense	7.1	3.1
Additional depreciation	0.8	0.5

Total expense	$7.9	$3.6

The amounts and timing of cash flows related to the closure of Franklin Park and Cleveland are estimated and actual amounts and timing may vary materially based on various factors, including the timing in the execution of the exit plans, our ability to sublease the facilities and, for Franklin Park, the final determination of the pension withdrawal liabilities based on actuarial valuations prepared by the plan trustees.

In addition to the above, in 2008, we eliminated approximately 20 redundant salaried positions from our Canadian operations. In 2008, we recorded employee termination benefits in restructuring expense of approximately $0.9 million related to the plastic packaging segment and approximately $0.1 million related to the metal packaging segment.

The following tables set forth changes in the restructuring liability, which is included in other current liabilities in the consolidated balance sheets. The nature of the liabilities has not changed from that previously reported and restructuring charges are shown net of any adjustments.

	Plastic Packaging Segment
	Severance Costs	Facility Closure Costs	Total
	($ in millions)
Restructuring Liability
Balance at October 2, 2005	0.4	1.5	1.9
Restructuring charge	0.4	0.3	0.7
Adjustment related to change in sublease assumptions	–	0.8	0.8
Expenditures	(0.6)	(1.2)	(1.8)

Balance at October 1, 2006	0.2	1.4	1.6
Restructuring adjustment	–	(0.1)	(0.1)
Expenditures	(0.2)	(0.8)	(1.0)

Balance at September 30, 2007	–	0.5	0.5
Restructuring charge	1.5	1.3	2.8
Expenditures	(1.0)	(0.7)	(1.7)

Balance at September 28, 2008	$0.5	$1.1	$1.6

	Metal Packaging Segment
	Severance Costs	Pension Liability	Facility Closure Costs	Total
	($ in millions)
Restructuring Liability
Balance at September 30, 2007	$–	$–	$–	$–
Restructuring charge	0.7	3.4	2.7	6.8
Expenditures	(0.5)	–	(1.1)	(1.6)

Balance at September 28, 2008	$0.2	$3.4	$1.6	$5.2

2005 Plastic Manufacturing Restructuring Plan. In October 2004, we implemented a broad plan to close certain plastic manufacturing facilities and to eliminate certain positions that became redundant because of the acquisition of NAMPAC. We ceased operations at one of the facilities at the end of 2004 and the remaining facilities were closed in 2005. Approximately 88 hourly and approximately 41 salaried employees were affected by the plan. The purpose of the plan was to lower overall manufacturing costs and improve manufacturing capacity through the consolidation of existing business from these closed facilities into our NAMPAC facilities.

During 2006, we incurred and expensed approximately $1.0 million in facility closure costs and approximately $0.3 million in severance costs related to the closed facilities. Included in the $1.0 million in facility closure costs was an adjustment of approximately $0.8 million related to a change in sublease assumptions on the remaining facility. The lease expired in 2008 and no further expenses are expected.

In the fourth quarter of 2006, we closed a warehouse facility in Canada. We recorded approximately $0.1 million in facility closure costs and approximately $0.1 million in severance and benefits costs. In 2008, we recorded approximately $0.2 million to settle a withdrawal liability on a union sponsored pension plan at the closed facility.

Reorganization Liability

In 2007, as part of the acquisition of Vulcan, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, the Vulcan manufacturing facilities were closed and approximately 100 employees were terminated. As part of the purchase price allocation, we recorded a reorganization liability pursuant to EITF 95-3 of approximately $3.7 million, for severance and facility closure costs. As of September 28, 2008, none of the liability remained.

16.	CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that it is currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of operations we use, store and dispose of hazardous substances. Some of the current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations and/or cash flows, there are no assurances that such obligations will not arise in the future. Many facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations and/or cash flows.

We incurred capital expenditures of approximately $0.9 million in 2008 to comply with certain environmental laws.

We received a March 14, 2007 letter from the EPA stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified the former owner of the site that we believe has indemnity obligations to us with respect to these claims (RCRA).

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at the Homerville facility. We are working with the EPA to address their concerns. As of September 28, 2008, we had accrued $0.2 million related to this matter for fines and penalties.

From time to time, we receive requests for information or is identified as a potentially responsible party (PRP) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows. We cannot, however, provide assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from the Homerville, Georgia facility prior to acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which is estimated to approximate $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.4 million as of September 28, 2008 and approximately $0.3 million as of September 30, 2007. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine the liability related to workers’ compensation using actuarial data based on filed claims, and we determine the liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.4 million as of September 28, 2008 and $7.6 million as of September 30, 2007.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We do not believe the outcome of these proceedings will have a material effect on our financial condition, results of operations or cash flows. We had accrued liabilities of approximately $0.4 million as of September 28, 2008 and as of September 30, 2007 related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Our Armstrong Containers, Inc. subsidiary (Armstrong) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, MacGregor). MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971.

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

However, in July 2008, the Rhode Island Supreme Court rejected public nuisance theory as a basis for liability and unanimously overturned a landmark 2006 verdict against three former manufacturers of lead paint that held them liable for creating a pubic nuisance. We believe the ruling could have a positive effect on the pending or threatened litigation discussed above.

We believe we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them; however, due to the uncertainties involved, we cannot predict the outcome at this time nor can we reasonably determine the loss, or range of loss, if any, related to these matters. As such, we have not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

The lawsuits have been tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant period, which currently is from around 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date.

Notwithstanding this general approach, one of Armstrong’s insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in Wisconsin state court. The action is styled as Liberty Mutual Insurance Company v. BWAY Corporation, Armstrong Containers, Inc, et al., Case No: 07-C-0530, in the U.S. District Court for the Eastern District of Wisconsin (the Wisconsin declaratory judgment action).

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed a declaratory judgment action in Georgia state court. The action is styled as Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, Anthony Johnson, Demond’Dre Myers, and Jamara Ruffin, Civil Action No. 07A-05222-2, in the Superior Court of Gwinnett County, State of Georgia (the Georgia declaratory judgment action).

In May 2008, the parties reached a mutually agreeable resolution of the above disputes—the Wisconsin declaratory judgment action and the Georgia declaratory judgment action were dismissed with prejudice.

One of the initial lawsuits in Wisconsin involving allegations of personal injury claims arising from the manufacture and sales of lead pigment for use in lead-paint paint was Godoy, which is styled as Ruben Baez Godoy, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co, BWAY Corp., Cytec Industries, Inc., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., The Sherwin Williams Company, Walter Stankowski, Wayne Stankowski, and Wisconsin Electric Power Company; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-277 (“Godoy”). BWAY was not initially named as a defendant in the lawsuit, but was added as a defendant in September 2006.

The Godoy case effectively has been stayed at the trial court level pending appellate review of the trial court’s order granting of the defendants’ Motion to Dismiss the plaintiff’s design defect claim. The trial court granted the defendants’ Motion to Dismiss on October 23, 2006. In its order, the trial court agreed with the defendants that the plaintiff’s negligence and strict liability claims lacked merit, to the extent they are based upon allegations that white lead carbonate was defectively designed, because lead is an inherent characteristic of white lead carbonate, and thus white lead carbonate could not have been designed without it. Thus, there could be no design defect. On October 16, 2007, a panel of the Wisconsin Court of Appeals agreed, affirming the trial court’s dismissal of the plaintiff’s design defect claim. Plaintiff subsequently petitioned the Wisconsin Supreme Court for review, which the Wisconsin Supreme Court granted.

After the parties briefed the issue to the Wisconsin Supreme Court, they attended oral argument before the Wisconsin Supreme Court on September 10, 2008. The Wisconsin Supreme Court has not yet issued a decision in Godoy.

Plaintiffs’ counsel previously indicated that they have approximately 200 additional lead paint cases in Wisconsin, which are believed to be similar in nature to the above-referenced lawsuits. In late 2006 and early 2007, plaintiffs’ counsel filed an additional 30 cases; 26 of the 30 cases have been dismissed. The four remaining cases (Burton, Clark, Gibson and B. Stokes) have been stayed pending the resolution of the appeal in Godoy, discussed above. We do not anticipate any activity occurring in these cases until the Wisconsin Supreme Court issues its opinion in Godoy.

In addition to these Wisconsin personal injury cases, plaintiffs’ counsel also are involved in other lead paint litigation being pursued on behalf of governmental entities in various states around the country. These governmental entity lawsuits are being pursued under a public nuisance theory.

Given the preliminary nature of this case, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Of seven public nuisance cases filed in the State of Ohio, all except one have been dismissed without prejudice. The remaining case is styled as State of Ohio, ex rel. Marc Dann Attorney General vs. Sherwin-Williams Company, E.I. DuPont De Nemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 07CV 4587 (“State of Ohio”).

The State of Ohio case was filed in April 2007. In its complaint, the plaintiff asserts a claim for public nuisance against Armstrong and other defendants. The case was removed to federal court in January 2008 and remanded back to state court in September 2008. Following the remand, defendants moved to dismiss plaintiff’s complaint for failure to state a claim in state court. Plaintiff has until January 16, 2009 to respond to defendants’ motion to dismiss and defendants will have until February 13, 2009 to file a reply brief. The parties also anticipate presenting oral arguments following the close of the briefing. Given this schedule, we do not expect a ruling on this motion under later in 2009.

As of September 28, 2008 and September 30, 2007, we had accrued approximately $0.3 million and $0.2 million, respectively, in legal fees and expenses related to these matters.

Letters of Credit

As of September 28, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.4 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Collective Bargaining Agreements

As of September 28, 2008, approximately 28% of our hourly workforce was covered by seven separate collective bargaining agreements. One of the collective bargaining agreements is currently in negotiations and another will become amendable in 2009. Approximately 20% of our unionized workforce is represented under either of these two agreements.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

In 2008, we purchased approximately 80% of our steel requirements from four suppliers of steel. Due to consolidations in the steel industry, approximately 80% of our steel requirements in 2009 will be purchased from two suppliers of steel. As a result, management is evaluating the concentration risk to determine if we should allocate our steel requirements to a larger number of suppliers.

Other

At the beginning of 2007, we had accrued approximately $1.2 million related to a voluntary product recall by one of our customers. The matter was settled for $0.7 million in the third quarter of 2007.

17.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments: Metal Packaging and Plastic Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing process are unique for each segment. The following describes each of our business segments and the corporate services area.

Metal Packaging. Metal Packaging includes the metal packaging products and material center services that we have historically offered. Primary products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the company with management and production facilities and processes distinct from our Plastic Packaging Division. Metal Packaging includes steel pails manufactured by ICL.

Plastic Packaging. Plastic Packaging includes the plastic packaging products manufactured and distributed by NAMPAC and ICL. Primary products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic Packaging is a separate division of the company with management and production facilities and processes distinct from our Metal Packaging Division.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment asset disclosures include inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” There were no inter-segment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (Segment Earnings).

The following tables set forth certain financial information attributable to our business segments for the periods presented.

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Net Sales
Metal packaging	$583.0	$572.8	$553.0
Plastic packaging	436.0	386.2	365.5

Consolidated Net Sales	$1,019.0	$959.0	$918.5

Income (Loss) Before Income Taxes and Cumulative Effect of
Change in Accounting Principle
Metal packaging	$80.9	$75.2	$87.4
Plastic packaging	40.6	48.3	31.8

Segment earnings	121.5	123.5	119.2

Corporate undistributed expense	16.4	31.8	21.1
Depreciation and amortization (see below)	46.8	45.4	41.6
Public offering expense	–	9.6	–
Restructuring charge (adjustment)	9.6	(0.1)	1.5
Interest expense, net	35.3	38.0	34.7
Other, net	0.2	1.0	1.8

Total unallocated expenses	108.3	125.7	100.7

Consolidated Income (Loss) Before Income Taxes and Cumulative
Effect of Change in Accounting Principle	$13.2	$(2.2)	$18.5

Depreciation and Amortization
Metal packaging	$23.3	22.7	21.4
Plastic packaging	22.2	21.7	18.3

Segment depreciation and amortization	45.5	44.4	39.7
Corporate depreciation and amortization	1.3	1.0	1.9

Consolidated Depreciation and Amortization	$46.8	$45.4	$41.6

September 28, 2008 and September 30, 2007

($ in millions)

	2008	2007
Total Assets
Metal packaging	$322.6	$335.2
Plastic packaging	316.6	326.6

Segment assets	639.2	661.8
Corporate assets	243.2	196.1

Consolidated Total Assets	$882.4	$857.9

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Capital Expenditures
Metal packaging	$14.3	$12.0	$8.5
Plastic packaging	16.9	12.4	15.6

Segment capital expenditures	31.2	24.4	24.1
Corporate capital expenditures	2.8	1.2	0.9

Consolidated Capital Expenditures	$34.0	$25.6	$25.0

In 2008, 2007 or 2006, less than 5% of segment net sales for each of our business segments were not general line metal or plastic packaging products. We consider general line products within each of our business segments to be homogenous based on the general purpose and use for the packaging.

Customers

We sell to a large number of customers in various industry sectors. To reduce credit risk, we set credit limits and perform ongoing credit evaluations. Although our exposure to credit risk associated with nonpayment is affected by the industry conditions of our customers, outstanding accounts receivable are substantially current and are generally within established payment terms and credit limits.

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

Percentage of Sales to Top Ten Customers	2008	2007	2006
Metal packaging segment	45%	47%	43%
Plastic packaging segment	38	36	40
Consolidated	37	37	35

Percentage of Sales to the Largest Customer	2008	2007	2006
Metal packaging segment	16%	16%	13%
Plastic packaging segment	19	17	18
Consolidated	17	16	15

Percentage of Sales by Geographic Location	2008	2007	2006
United States	90%	90%	98%
Canada	9	9	*
Other	1	1	*

*	Less than 5%

18.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are wholly-owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 28, 2008 and September 30, 2007, and for the years ended September 28, 2008, September 30, 2007 and October 1, 2006. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$78.3	$5.3	$8.5	$–	$92.1
Accounts receivable, net	54.6	48.5	10.2	–	113.3
Inventories, net	74.0	30.4	7.8	–	112.2
Other current assets	43.0	(23.3)	1.0	–	20.7

Total current assets	249.9	60.9	27.5	–	338.3
Property, plant and equipment, net	79.2	53.8	8.9	–	141.9
Goodwill	120.3	97.7	33.0	–	251.0
Other intangible assets, net	39.3	78.2	24.7	–	142.2
Other	7.8	0.3	0.9	–	9.0
Investment in subsidiaries	278.9	26.2	–	(305.1)	–

Total Assets	$775.4	$317.1	$95.0	$(305.1)	$882.4

Liabilities and Stockholder’s Equity

Current Liabilities
Accounts payable	$70.8	$67.3	$11.7	$–	$149.8
Other current liabilities	43.1	7.6	1.7	–	52.4
Current portion of long-term debt	14.5	–	4.4	–	18.9

Total current liabilities	128.4	74.9	17.8	–	221.1
Long-term debt	353.7	–	48.7	–	402.4
Deferred tax liabilities	15.1	39.6	1.1	–	55.8
Intercompany	80.1	(81.2)	1.1	–	–
Other	24.4	4.9	0.1	–	29.4

Total liabilities	601.7	38.2	68.8	–	708.7

Commitments and contingencies

Stockholder’s Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	140.4	233.7	19.6	(253.3)	140.4
Retained earnings	34.0	45.1	4.8	(49.9)	34.0
Accumulated other comprehensive loss	(0.7)	0.1	1.8	(1.9)	(0.7)

Total stockholder’s equity	173.7	278.9	26.2	(305.1)	173.7

Total Liabilities and Stockholder’s equity	$775.4	$317.1	$95.0	$(305.1)	$882.4

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2007

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$44.3	$1.5	$7.6	$–	$53.4
Accounts receivable, net	54.0	39.4	14.3	(0.5)	107.2
Inventories, net	73.1	30.1	8.6	–	111.8
Other current assets	41.1	(20.3)	(0.3)	(0.7)	19.8

Total current assets	212.5	50.7	30.2	(1.2)	292.2
Property, plant and equipment, net	80.4	55.6	5.8	–	141.8
Goodwill	120.3	99.0	34.3	–	253.6
Other intangible assets, net	45.2	85.1	28.9	–	159.2
Deferred financing costs, net	7.9	–	1.2	–	9.1
Other	1.7	0.3	–	–	2.0
Investment in subsidiaries	266.3	26.2	–	(292.5)	–

Total Assets	$734.3	$316.9	$100.4	$(293.7)	$857.9

Liabilities and Stockholder’s Equity

Current Liabilities
Accounts payable	$64.3	$55.6	$14.2	$(1.2)	$132.9
Other current liabilities	41.4	6.6	2.5	–	50.5
Current portion of long-term debt	1.7	–	0.6	–	2.3

Total current liabilities	107.4	62.2	17.3	(1.2)	185.7
Long-term debt	367.8	–	55.5	–	423.3
Deferred tax liabilities	24.5	44.3	1.0	–	69.8
Intercompany	56.9	(57.1)	0.2	–	–
Other	20.4	1.3	0.1	–	21.8

Total liabilities	577.0	50.7	74.1	(1.2)	700.6

Commitments and contingencies

Stockholder’s Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	132.6	233.2	19.6	(252.8)	132.6
Retained earnings	22.3	29.5	3.6	(33.1)	22.3
Accumulated other comprehensive income	2.4	3.5	3.1	(6.6)	2.4

Total stockholder’s equity	157.3	266.2	26.3	(292.5)	157.3

Total Liabilities and Stockholder’s Equity	$734.3	$316.9	$100.4	$(293.7)	$857.9

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$557.0	$383.8	$78.2	$–	$1,019.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	479.8	342.4	67.4	(0.6)	889.0
Depreciation and amortization	22.7	20.3	3.8	–	46.8
Selling and administrative	20.7	3.1	1.1	–	24.9
Restructuring charge	6.9	1.7	1.0	–	9.6
Interest, net	31.8	–	3.5	–	35.3
Other, net	0.3	(0.5)	(0.2)	0.6	0.2

Total costs and expenses	562.2	367.0	76.6	–	1,005.8

Income (loss) before income taxes	(5.2)	16.8	1.6	–	13.2
Provision for (benefit from) income taxes	(1.6)	2.4	0.5	–	1.3
Equity in income of subsidiaries	15.5	1.1	–	(16.6)	–

Net income	$11.9	$15.5	$1.1	$(16.6)	$11.9

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2007

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$544.1	$337.9	$77.0	$–	$959.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	475.2	291.6	64.0	(0.7)	830.1
Depreciation and amortization	22.0	20.4	3.0	–	45.4
Selling and administrative	32.2	3.3	1.7	–	37.2
Public offering	9.6	–	–	–	9.6
Restructuring adjustment	(0.1)	–	–	–	(0.1)
Interest, net	34.6	–	3.4	–	38.0
Other, net	0.7	(0.5)	0.1	0.7	1.0

Total costs and expenses	574.2	314.8	72.2	–	961.2

(Loss) income before income taxes	(30.1)	23.1	4.8	–	(2.2)
Provision for (benefit from) income taxes	(9.2)	8.5	1.6	–	0.9
Equity in income of subsidiaries	17.8	3.2	–	(21.0)	–

Net (loss) income	$(3.1)	$17.8	$3.2	$(21.0)	$(3.1)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 1, 2006

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$548.8	$354.9	$14.8	$–	$918.5

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	460.9	318.1	12.3	(0.7)	790.6
Depreciation and amortization	22.5	18.5	0.6	–	41.6
Selling and administrative	25.7	3.7	0.4	–	29.8
Restructuring charge	1.5	–	–	–	1.5
Interest, net	34.1	(0.1)	0.7	–	34.7
Other, net	1.5	(0.4)	–	0.7	1.8

Total costs and expenses	546.2	339.8	14.0	–	900.0

Income before income taxes and cumulative effect of change in accounting principle	2.6	15.1	0.8	–	18.5
Provision for income taxes	2.9	6.0	0.3	–	9.2
Equity in income of subsidiaries	9.6	0.5	–	(10.1)	–

Net income before cumulative effect of change in accounting principle	9.3	9.6	0.5	(10.1)	9.3
Cumulative effect of change in accounting principle, net of tax benefit	(0.4)	–	–	–	(0.4)

Net income	$8.9	$9.6	$0.5	$(10.1)	$8.9

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$50.2	$18.6	$5.0	$–	$73.8

Cash flows from investing activities
Capital expenditures	(16.1)	(14.8)	(3.1)	–	(34.0)
Other	0.4	–	–	–	0.4

Net cash used in investing activities	(15.7)	(14.8)	(3.1)	–	(33.6)

Cash flows from financing activities
Repayments of term loan	(1.3)	–	(0.6)	–	(1.9)
Other	0.8	–	–	–	0.8

Net cash used in financing activities	(0.5)	–	(0.6)	–	(1.1)

Effect of exchange rate changes on cash flows	–	–	(0.4)	–	(1.5)

Net increase in cash and cash equivalents	34.0	3.8	0.9	–	38.7
Cash and cash equivalents, beginning of period	44.3	1.5	7.6	–	53.4

Cash and cash equivalents, end of period	$78.3	$5.3	$8.5	$–	$92.1

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2007

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25.6	$11.6	$9.7	$–	$46.9

Cash flows from investing activities
Capital expenditures	(12.5)	(11.6)	(1.5)	–	(25.6)
Business acquisitions	–	–	(5.9)	–	(5.9)
Other	0.1	–	–	–	0.1

Net cash used in investing activities	(12.4)	(11.6)	(7.4)	–	(31.4)

Cash flows from financing activities
Repayments of term loan	(20.0)	–	(0.6)	–	(20.6)
Other	7.5	–	–	–	7.5

Net cash used in financing activities	(12.5)	–	(0.6)	–	(13.1)

Net increase in cash and cash equivalents	0.7	–	1.7	–	2.4
Cash and cash equivalents, beginning of period	43.6	1.5	5.9	–	51.0

Cash and cash equivalents, end of period	$44.3	$1.5	$7.6	$–	$53.4

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 1, 2006

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$39.5	$15.4	$6.0	$–	$60.9

Cash flows from investing activities
Capital expenditures	(9.4)	(15.6)	–	–	(25.0)
Business acquisitions	(18.4)	–	(50.0)	–	(68.4)
Other	1.3	–	–	–	1.3

Net cash used in investing activities	(26.5)	(15.6)	(50.0)	–	(92.1)

Cash flows from financing activities
Proceeds from term loan	190.0	–	50.0	–	240.0
Repayments of term loan	(195.8)	–	(0.1)	–	(195.9)
Dividend paid to BHC	(10.0)	–	–	–	(10.0)
Other	(3.8)	–	–	–	(3.8)

Net cash provided by (used in) financing activities	(19.6)	–	49.9	–	30.3

Net increase in cash and cash equivalents	(6.6)	(0.2)	5.9	–	(0.9)
Cash and cash equivalents, beginning of period	50.2	1.7	–	–	51.9

Cash and cash equivalents, end of period	$43.6	$1.5	$5.9	$–	$51.0

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2008
Net sales	$217.4	$243.6	$274.0	$284.0	$1,019.0
Gross margin (excluding depreciation and amortization)	20.5	32.2	40.1	37.2	130.0
Net (loss) income	(3.9)	1.1	8.1	6.6	11.9

Net Income (Loss) Per Share—BHC (a)
Basic	$(0.18)	$0.05	$0.37	$0.30	$0.55
Diluted	(0.18)	0.05	0.35	0.28	0.51

Fiscal 2007
Net sales	$202.4	$234.2	$269.6	$252.8	$959.0
Gross margin (excluding depreciation and amortization)	24.0	37.0	36.9	31.0	128.9
Net (loss) income	(0.6)	5.4	(6.5)	(1.4)	(3.1)

Net Income (Loss) Per Share—BHC (a)
Basic	$(0.03)	$0.27	$(0.32)	$(0.06)	$(0.15)
Diluted	(0.03)	0.22	(0.32)	(0.06)	(0.15)

(a)

Net income (loss) per share calculations for each quarter are based on the weighted-average number of shares outstanding during the quarter. As a result, the sum of the quarterly amounts may not equal the annual net income (loss) per share amount.

The following items included in the unaudited quarterly results of operations may affect comparability of the information:

•

The provision for income taxes in the fourth quarter of 2008 includes a benefit of approximately $1.9 million related to the correction of an error related to deferred income taxes. See Note 11, “Income Taxes.”

•	The provision for income taxes in the fourth quarter of 2007 includes approximately $0.8 million related to adjustments to our estimated effective state tax rates. See Note 11, “Income Taxes.”

•

In the third quarter of 2007, BHC completed an initial public offering of its common stock. In association with the offering, approximately $0.3 million and $29.4 million of expenses were recorded in the second quarter and third quarters of 2007, respectively. In the third quarter, $4.3 million of these expenses were recorded to cost of products sold and affected gross margin. See “Initial Public Offering of BHC Common Stock” under Note 1, “General.”

•

In the second, third and fourth quarters of 2008, we recorded restructuring expenses of approximately $4.2 million, $1.4 million and $3.9 million, respectively, primarily related to the closure of two facilities and headcount reductions in Canada. See Note 15, “Restructuring and Reorganization Liabilities.”

•

We recorded stock-based compensation expense of approximately $1.8 million, $1.8 million, $1.7 million and $1.0 million in the first, second, third and fourth quarters of 2008, respectively, and approximately $0.3 million in the third quarter and $1.8 million in the fourth quarter of 2007 related to the modification of vesting criteria for certain stock options related to the public offering. See Note 10, “Share-Based Compensation.”

•

In the second quarter of 2008, we recorded a reduction of bad debt expense of $1.0 million related to a change in our estimate of the allowance for doubtful accounts. In the fourth quarter of 2008, we recorded bad debt expense of $0.7 million to provide for an uncollectible account receivable related to a customer that filed for liquidation through bankruptcy.

Financial Statement Schedules

Schedule I	Condensed Financial Information of BWAY Holding Company	113
Schedule II	Valuation and Qualifying Accounts	117

Schedule I

Condensed Financial Information of Registrant

BWAY Holding Company

Condensed Balance Sheet Information

September 28, 2008 and September 30, 2007

($ in millions, except per value)

	2008	2007
Assets
Investment in subsidiary	$173.7	$157.3

Total Assets	$173.7	$157.3

Liabilities and Stockholders’ Equity
Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued	$–	$–
Common stock, $.01 par value, 200,000,000 shares authorized; 21,860,650 and 21,660,737 shares issued and outstanding	0.2	0.2
Additional paid-in capital	133.7	125.9
Retained earnings	40.5	28.8
Accumulated other comprehensive (loss) income	(0.7)	2.4

Total stockholders’ equity	173.7	157.3

Total Liabilities and Stockholders’ Equity	$173.7	$157.3

BWAY Holding Company

Condensed Statement of Operations Information

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions, except per share data)

	2008	2007	2006
Equity in earnings (loss) of subsidiary, net of tax	$11.9	$(3.1)	$8.9

Net Income (Loss)	$11.9	$(3.1)	$8.9

Weighted-Average Common Shares Outstanding
Basic	21,691	20,851	20,592
Diluted	23,388	20,851	25,348

Net Income (Loss) Per Share
Basic	$0.55	$(0.15)	$0.43
Diluted	$0.51	$(0.15)	$0.35

BWAY Holding Company

Condensed Statement of Cash Flows Information

Fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006

($ in millions)

	2008	2007	2006
Cash provided by operating activities	$–	$10.0	$–

Cash Flows From Financing Activities
Repurchase and cancellation of common stock	–	(1.2)	–
Cash settlement of stock options	–	(8.8)	–

Cash used in financing activities	–	(10.0)	–

Net change in cash and cash equivalents	–	–	–
Cash and cash equivalents, beginning of period	–	–	–

Cash and cash equivalents, end of period	$–	$–	$–

BWAY Holding Company

Notes to Condensed Financial Information

1.	Basis of Presentation

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. BWAY Holding Company (BHC) is a holding company, which conducts its operations through its wholly-owned subsidiary, BWAY Corporation and its subsidiaries (BWAY). BHC and BWAY are collectively referred to as “we or “our.”

2.	Initial Public Offering

In June 2007, BHC completed the registration of its common stock with the U.S. Securities and Exchange Commission (the SEC) and BHC common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” In this initial public offering of BHC common stock, certain selling stockholders offered 10,039,216 shares to the public, which represented a portion of their BHC common stock (the public offering). We did not receive any proceeds from the offering.

BWAY paid and recorded approximately $9.6 million in expenses related to the offering, including a $5.0 million payment to affiliates of Kelso & Company, L.P. (Kelso) to terminate the payment of annual financial advisory fees. BWAY also expensed $10.0 million for a bonus paid to certain members of management and $0.5 million for related payroll taxes and benefits. Kelso is the largest holder of BHC common stock.

3.	Debt

In July 2006, we entered into a credit agreement with various lenders. The credit agreement governs a credit facility consisting of a $190.0 million term loan (the U.S. Term Loan), a $50.0 million revolving credit facility (the U.S. Revolver), a Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) term loan (the Canadian Term Loan) and a US$5.0 million equivalent revolving credit facility (the Canadian Revolver), (collectively, the Credit Facility). The credit agreement was amended in May 2007 to enable us to complete the public offering and related transactions.

BWAY is the U.S. Term Loan borrower and only BWAY can borrow on the U.S. Revolver. ICL Industrial Containers, ULC (ICL) is the Canadian Term Loan borrower and only ICL can borrow on the Canadian Revolver. ICL is a wholly-owned subsidiary of BWAY.

The term loans mature on July 17, 2013 and the revolving loans mature on July 17, 2012. However, if we do not refinance the Senior Notes before April 15, 2010, the U.S. Term Loan, U.S. Revolver and Canadian Revolver mature on April 15, 2010 and the Canadian Term Loan matures on July 18, 2011.

The Senior Notes mature in October 2010. Management expects the notes to be repaid from the proceeds of a new debt offering. Management is aware of the current turmoil in the world financial and credit markets and is monitoring the markets with due consideration of the expected refinancing of the notes. Although we believe we will be able to refinance the notes, at present, management is unable to anticipate the terms or conditions under which the notes will be refinanced.

Interest accrues on outstanding credit facility borrowings at variable interest rates. At the end of 2008, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 4.5% and on outstanding Canadian Term Loan borrowings was approximately 5.6%.

BHC and each of our U.S. subsidiaries have guaranteed the U.S. Term Loan and U.S. Revolver, each of which is secured by substantially all of the U.S. assets of BWAY and the assets of BHC. In addition, we have pledged as collateral all of the issued and outstanding stock of its U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are limited in the amount of capital expenditures we may expend annually, and we may be required to use Excess Cash Flow (as defined in the credit agreement), if any, to repay debt.

In December 2008, BWAY made a mandatory repayment of $14.4 million and ICL made a mandatory repayment of $4.4 million on their respective term loans because of Excess Cash Flow from 2008.

We are required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a maximum Consolidated Total Leverage Ratio, each as defined in the credit agreement.

The covenants of the credit agreement are subject to a number of important limitations and exceptions. We were in compliance with all applicable covenants of the credit agreement as of September 28, 2008.

BWAY, on a consolidated basis, had borrowings outstanding under the credit facility of $221.3 million as of September 28, 2008 and $225.6 million as of September 30, 2007. All of the outstanding borrowings under the credit facility as of September 28, 2008 and September 30, 2007 were the direct obligations of BWAY or ICL. As of September 28, 2008 and September 30, 2007, $200.0 million of principal was outstanding on the Senior Notes.

4.	Deferred Shares

In 2004, BHC issued 45,382 deferred shares of common stock to an officer of North America Packaging Corporation (NAMPAC) in satisfaction for amounts due under long-term performance plan that was terminated when BWAY acquired NAMPAC. The shares were valued at $0.4 million at the time of issuance. Concurrent with the public offering in June 2007, the deferred shares were exchanged for an equal number of shares of BHC common stock.

5.	Dividend

In the fourth quarter of fiscal 2006, BWAY declared a dividend of $10.0 million payable to BHC. The dividend was used to purchase 85,088 shares of our common stock and to cash settle the exercise of approximately 722,547 stock options. Each of the stock and options were beneficially owned by our former chairman and chief executive officer. The settled options were fully vested, and the settlement price per option was based on the difference between the fair value per share of our common stock at the settlement date and the weighted-average option price. BWAY recorded $8.8 million in stock-based compensation expense related to the exercise of these options.

Schedule II

Valuation and Qualifying Accounts

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Description	Balance, Beginning of the Period	(Adjustments) / Additions Charged to Costs and Expenses		Acquired Balances (Purchase Accounting)		Deductions (1)	Balance, End of the Period
	($ in millions)
Allowance for Doubtful Accounts
Year ended September 28, 2008	$1.7	$(0.3	) (2)	$–		$0.2	$1.2
Year ended September 30, 2007	1.7	0.4		–		0.4	1.7
Year ended October 1, 2006	$1.6	$0.1		$0.1	(3)	$0.1	$1.7

(1)	Deductions represent the net write-offs of uncollectible items.

(2)

In 2008, we changed our estimate of the allowance for doubtful accounts. The change resulted in a $1.0 million decrease in the allowance and a corresponding reduction in selling and administrative expense for the year. The decrease was offset by a $0.7 million increase in the allowance in the fourth quarter due to a bankruptcy filing of one of our customers.

(3)	Represents the opening balance established as part of purchase accounting associated with the ICL Acquisition.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls systems are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

BWAY Holding Company’s (BHC) management is responsible for establishing and maintaining effective internal control over financial reporting (as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is designed to provide reasonable assurance to BWAY. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management’s supervision, an evaluation of the design and effectiveness of BWAY Holding Company’s internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that BWAY Holding Company’s internal control over financial reporting was effective as of September 28, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of BWAY Holding Company’s financial statements, has issued an attestation report on the effectiveness of BWAY Holding Company’s internal control over financial reporting as of September 28, 2008. Deloitte & Touche LLP’s report on BWAY Holding Company’s internal control over financial reporting is included herein.

/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer

/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer

Atlanta, Georgia

December 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWAY Holding Company:

We have audited the internal control over financial reporting of BWAY Holding Company and subsidiaries (the “Company”) as of September 28, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 28, 2008, of the Company and our report dated December 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) on September 30, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 12, 2008

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers as of September 28, 2008 were as follows:

Name	Age	Position
Kenneth M. Roessler	45	President and Chief Executive Officer

Kevin C. Kern	49	Vice President of Administration and Chief Financial Officer

Jeffrey M. O’Connell	55	Vice President, Treasurer and Secretary

Thomas K. Linton	55	Senior Vice President and President and Chief Operating Officer—NAMPAC Division

Dennis A. Bednar	52	Chief Operating Officer—BWAY Packaging Division

Mr. Roessler became the Chief Executive Officer of BHC on March 7, 2007 and became the Chief Executive Officer of BWAY on January 2, 2007. He was the President and Chief Operating Officer of BWAY from March 2006 to January 2007. He has also served as President and Chief Operating Officer of our BWAY Packaging Division since July 2004. From July 2004 to February 2006, Mr. Roessler served as Senior Vice President of BWAY. From January 2003 through July 2004, Mr. Roessler served as Chief Operating Officer of BWAY and, from March 2000 until January 2003, he served as BWAY’s Executive Vice President of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including Vice President of sales and marketing from 1998 to February 2000, Vice President and general manager from 1995 to 1998 and Vice President and Chief Financial Officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Mr. Kern has been the Vice President of Administration and Chief Financial Officer of BHC since March 7, 2007 and has been the Vice President of administration and Chief Financial Officer of BWAY since February 2001. From May 1995 until February 2001, Mr. Kern served as Vice President corporate controller of BWAY. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Mr. O’Connell has been the Vice President, Treasurer and Secretary of BHC since March 7, 2007 and Vice President and Treasurer of BWAY since May 1997. He has also served as BWAY’s Secretary since May 2001. From June 1996 to May 1997, Mr. O’Connell served as BWAY’s Assistant Treasurer. From June 1995 to June 1996, Mr. O’Connell served as Vice President of Finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as Vice President of Administration of Mead Coated Board Division of The Mead Corporation.

Mr. Linton has been the Senior Vice President of BHC since March 7, 2007 and has been the Senior Vice President of BWAY since October 2004. He has served as President and Chief Operating Officer of our NAMPAC Division since July 2004. Prior to our acquisition of NAMPAC in July 2004, Mr. Linton was Vice President and General Manager of NAMPAC’s Western Division. From 1997 to 2001, Mr. Linton was the

Executive Vice President and General Manager of Field Container Company, where he had responsibility for the consumer packaging business. Between 1991 and 1997, Mr. Linton served as Vice President and General Manager of the folding carton business at Tenneco Packaging, where he began his career as a sales representative in 1979.

Mr. Bednar has been the Chief Operating Officer–General Line of BWAY since August 2007. Prior to joining the company, Mr. Bednar served as Vice President, Thermal Systems for Robert Bosch Corporation. During his 25 year career with Bosh, Mr. Bednar held various positions ranging from Regional Distribution Manager to Vice President Electrical Systems. Mr. Bednar has extensive experience in the manufacturing environment and has spent 25 years in the automotive sector.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 28, 2008, is incorporated herein by reference.

Item 11

Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in BHC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after September 28, 2008, is incorporated by reference.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 28, 2008, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans Agreement

For information about BWAY Holding common stock that may be issued under our equity compensation plans as of September 28, 2008, see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5.

Item 13

Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September  28, 2008, is incorporated herein by reference.

Item 14

Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 28, 2008, is incorporated herein by reference.

PART IV

Item 15

Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The financial statements set forth under Item 8.

(2)	Those financial statement schedules set forth under Item 8. Financial statement schedules not required to be filed are excluded from this report.

(3)	Those exhibits as listed beginning at page 123 and in paragraph (b) below.

(b)	Exhibits required by Item 601 of Regulation S-K either are filed as exhibits to this form or are incorporated by reference. The exhibits are listed beginning at page 123.

(c)	No financial statements required by Regulation S-X are excluded from this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWAY HOLDING COMPANY
(Registrant)

Date: December 12, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

BWAY CORPORATION
(Registrant)
Date: December 12, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: December 12, 2008

/s/ Kevin C. Kern
Kevin C. Kern
Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Jean-Pierre M. Ergas	/s/ Warren J. Hayford
Jean-Pierre M. Ergas	Warren J. Hayford
Non-Executive Chairman	Non-Executive Vice-Chairman
Director	Director

/s/ Earl L. Mason	/s/ Lawrence A. McVicker
Earl L. Mason	Lawrence A. McVicker
Director	Director

/s/ David M. Roderick	/s/ Wellford L. Sanders, Jr.
David M. Roderick	Wellford L. Sanders, Jr.
Director	Director

/s/ David I. Wahrhaftig	/s/ Thomas R. Wall, IV
David I. Wahrhaftig	Thomas R. Wall, IV
Director	Director

LISTING OF EXHIBITS

2.1	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002. (Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415))

2.2	Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of May 28, 2004 (File No. 1-12415))

2.3	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation. (Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended July 1, 2007 (File No. 1-33527))

3.2	Amended and Restated Bylaws of BWAY Corporation. (2)

3.3	Amended and Restated Certificate of Incorporation of BWAY Holding Company. (5)

3.4	Amended and Restated Bylaws of BWAY Holding Company. (5)

4.1	Indenture, dated as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (2)

4.2	First Supplemental Indenture, dated as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (2)

4.3	Assumption Agreement, dated as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp. (2)

4.4	Form of 10% Senior Subordinated Note due 2010. (2)

4.5	Registration Rights Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein. (2)

4.6	Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein. (2)

4.7	Second Supplemental Indenture, dated as of July 7, 2004, among North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC, Armstrong Containers, Inc., BWAY Corporation and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (3)

4.8	Credit Agreement, dated as of July 17, 2006, among BCO Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415))

4.9	Subsidiaries Guaranty made by each of Armstrong Containers, Inc., SC Plastics LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., dated as of July 17, 2006. (4)

4.10	U.S. Security Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent, dated as of July 17, 2006. (4)

4.11	Security Agreement dated as of July 17, 2006 made by ICL Industrial Containers ULC, to and in favor of Deutsche Bank Trust Company Americas as Collateral Agent. (4)

4.12	Pledge Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent and Pledgee, dated as of July 17, 2006. (4)

4.13	Form of BWAY Holding Company Stock Certificate. (5)

4.14	First Amendment to Credit Agreement, dated as of May 10, 2007, among BWAY Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas as Administrative Agent. (5)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K/A certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant, on a consolidated basis. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 filed on April 12, 1995 (File No. 33-91114))

10.2	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc., as amended. (6)

10.3	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc, as amended January 14, 1995 and October 1, 1998. (6)

10.4	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc., as amended April 3, 1995. (6)

10.5	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation. (6)

10.6	Lease dated December 19, 1988 between Julius Realty Corporation and Leary/Carroll, Inc., as amended May 1998 and as assigned to Trenton Metal Decorating, Inc. November 8, 1998. (6)

10.7	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225))

10.8	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.# (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.9	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company. (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.10	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.# (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended April 2, 2000 (File No. 1-12415))

10.11	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerich Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 2002 (File No. 1-12415))

10.12	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003. #(2)

10.13	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended January 4, 2004 (File No. 1-12415))

10.14	Amended and Restated BCO Holding Company Stock Incentive Plan. #(3)

10.15	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio. (3)

10.16	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia. (3)

10.17	Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana. (3)

10.18	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana. (3)

10.19	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana. (3)

10.20	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia. (3)

10.21	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey. (3)

10.22	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico. (3)

10.23	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas. (3)

10.24	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004. #(3)

10.25	Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415))

10.26	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario. (5)

10.27	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Hansen Road South in Brampton, Ontario. (4)

10.28	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Walker Drive in Brampton, Ontario. (4)

10.29	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Calder Place in St. Albert, Alberta. (4)

10.30	Consulting and Advisory Services Agreement, dated February 7, 2003, between BWAY Corporation and Kelso & Company, L.P. (5)

10.31	Form of change of control agreement (entered into by each of Kenneth M. Roessler, Kevin C. Kern and Jeffrey M. O’Connell). #(5)

10.32	BWAY Holding Company 2007 Omnibus Incentive Plan. #(5)

10.33	BWAY Holding Company Annual Incentive Plan. #(5)

10.34	Amendment No. 2 to the Securityholders Agreement, dated as of May 25, 2007, among BWAY Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein. (5)
10.35	Form of Nominating Agreement by and among BWAY Holding Company, Kelso Investment Associates VI, L.P. and KEP VI. (5)

10.36	Form of Letter Agreement between BWAY Corporation and Kelso & Company, L.P. (5)

10.37	Form of Director Indemnification Agreement. (5)

18.1	Letter Regarding Change in Accounting Principle (BWAY Holding Company). (7)

18.2	Letter Regarding Change in Accounting Principle (BWAY Corporation). (7)

21	List of subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).

(2)	Incorporated by reference to BWAY Corporation’s Registration Statement filed on October 31, 2003 on Form S-4 (File No. 333-104388).

(3)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).

(4)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-12415).

(5)	Incorporated by reference to BWAY Holding Company’s Registration Statement on Form S-1 filed June 12, 2007 (File No. 333-141174).

(6)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-12415).

(7)	Incorporated by reference to BWAY Holding Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-33527).