Form 10-Q
period 2008-12-28
BWAY CORP; BWAY Holding CO
filed 2009-02-06
CIK 943897, 1392179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

December 28, 2008

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number
001-33527	BWAY Holding Company	55-0800054
(Delaware) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800

001-12415	BWAY Corporation	36-3624491
(Delaware) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant
BWAY Holding Company	☒	Yes	☐	No
BWAY Corporation	☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☒	☐	☐
BWAY Corporation	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

(Response applicable to all registrants).

Registrant	Description of Common Stock	Shares Outstanding at February 3, 2009
BWAY Holding Company	Par Value $0.01 per share	21,907,380
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended December 28, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

($ in millions, except par value)

	December 28, 2008	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$25.5	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $1.2	99.7	113.3
Inventories, net	102.1	112.2
Other current assets	19.5	20.7

Total current assets	246.8	338.3

Property, plant and equipment, net	136.3	141.9
Goodwill	246.0	251.0
Other intangible assets, net	134.8	142.2
Other	7.9	9.0

Total Assets	$771.8	$882.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$80.7	$149.8
Other current liabilities	41.9	52.4
Current portion of long-term debt	0.5	18.9

Total current liabilities	123.1	221.1

Long-term debt	395.8	402.4
Deferred tax liabilities	55.5	55.8
Other	29.3	29.4

Total liabilities	603.7	708.7

Commitment and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 21,907,380 and 21,860,650 shares issued and outstanding	0.2	0.2
Additional paid-in capital	134.9	133.7
Retained earnings	37.8	40.5
Accumulated other comprehensive loss	(4.8)	(0.7)

Total stockholders’ equity	168.1	173.7

Total Liabilities and Stockholders’ Equity	$771.8	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

($ in millions, except per share information)

	Three Months Ended
	December 28, 2008	December 30, 2007
Net sales	$212.5	$217.4

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	192.1	196.9
Depreciation and amortization	11.1	11.1
Selling and administrative	5.6	5.9
Restructuring charge	0.7	—
Interest, net	8.2	9.5
Other	(0.8)	0.1

Total costs and expenses	216.9	223.5

Loss before income taxes	(4.4)	(6.1)

Benefit from income taxes	(1.7)	(2.2)

Net loss	$(2.7)	$(3.9)

Loss per share (Note 9)
Basic and Diluted	$(0.13)	$(0.18)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Cash Flows from Operating Activities
Net loss	$(2.7)	$(3.9)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7.4	7.1
Amortization of other intangibles	3.7	4.0
Amortization of deferred financing costs	0.5	0.5
(Benefit from) provision for doubtful accounts	(0.6)	0.1
Deferred income taxes	(0.1)	(0.1)
Stock-based compensation expense	0.9	1.8
Changes in operating assets and liabilities
Accounts receivable	12.6	11.1
Inventories	8.9	(18.6)
Other assets	4.1	0.5
Accounts payable	(67.0)	(9.3)
Other liabilities	(10.3)	(7.0)
Income taxes, net	(2.3)	(3.2)

Net cash used in operating activities	(44.9)	(17.0)

Cash Flows from Investing Activities
Capital expenditures	(3.4)	(12.3)

Net cash used in investing activities	(3.4)	(12.3)

Cash Flows from Financing Activities
Repayments of long-term debt	(18.1)	(0.1)
Borrowings of revolving credit facility	1.2	—
Principal repayments under capital lease obligations	—	(0.1)

Net cash used in financing activities	(16.9)	(0.2)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)

Net decrease in cash and cash equivalents	(66.6)	(29.6)

Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$25.5	$23.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in millions)

	December 28, 2008	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$25.5	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $1.2	99.7	113.3
Inventories, net	102.1	112.2
Other current assets	19.5	20.7

Total current assets	246.8	338.3

Property, plant and equipment, net	136.3	141.9
Goodwill	246.0	251.0
Other intangible assets, net	134.8	142.2
Other	7.9	9.0

Total Assets	$771.8	$882.4

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$80.7	$149.8
Other current liabilities	41.9	52.4
Current portion of long-term debt	0.5	18.9

Total current liabilities	123.1	221.1

Long-term debt	395.8	402.4
Deferred tax liabilities	55.5	55.8
Other	29.3	29.4

Total liabilities	603.7	708.7

Commitment and Contingencies (Note 11)

Stockholder’s Equity
Preferred stock, $0.01 par value, 500 shares authorized	—	—
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	141.6	140.4
Retained earnings	31.3	34.0
Accumulated other comprehensive loss	(4.8)	(0.7)

Total stockholder’s equity	168.1	173.7

Total Liabilities and Stockholder’s Equity	$771.8	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Net sales	$212.5	$217.4

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	192.1	196.9
Depreciation and amortization	11.1	11.1
Selling and administrative	5.6	5.9
Restructuring charge	0.7	—
Interest, net	8.2	9.5
Other	(0.8)	0.1

Total costs and expenses	216.9	223.5

Loss before income taxes	(4.4)	(6.1)

Benefit from income taxes	(1.7)	(2.2)

Net loss	$(2.7)	$(3.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Cash Flows from Operating Activities
Net loss	$(2.7)	$(3.9)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7.4	7.1
Amortization of other intangibles	3.7	4.0
Amortization of deferred financing costs	0.5	0.5
(Benefit from) provision for doubtful accounts	(0.6)	0.1
Deferred income taxes	(0.1)	(0.1)
Stock-based compensation expense	0.9	1.8
Changes in operating assets and liabilities
Accounts receivable	12.6	11.1
Inventories	8.9	(18.6)
Other assets	4.1	0.5
Accounts payable	(67.0)	(9.3)
Other liabilities	(10.3)	(7.0)
Income taxes, net	(2.3)	(3.2)

Net cash used in operating activities	(44.9)	(17.0)

Cash Flows from Investing Activities
Capital expenditures	(3.4)	(12.3)

Net cash used in investing activities	(3.4)	(12.3)

Cash Flows from Financing Activities
Repayments of long-term debt	(18.1)	(0.1)
Borrowings of revolving credit facility	1.2	—
Principal repayments under capital lease obligations	—	(0.1)

Net cash used in financing activities	(16.9)	(0.2)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)

Net decrease in cash and cash equivalents	(66.6)	(29.6)

Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$25.5	$23.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BWAY Holding Company (BHC) include the accounts of BHC and its wholly-owned subsidiary, BWAY Corporation (BWAY). The accompanying unaudited condensed consolidated financial statements of BWAY include the accounts of BWAY and its subsidiaries, each wholly-owned. In these notes, BHC and BWAY are collectively referred to as “the Company,” “we” or “our.”

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 28, 2008 (the Annual Report). The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These notes are applicable equally to BHC and BWAY with the exception of Notes 9 and 13, which are applicable only to BHC and BWAY, respectively.

Results of operations and cash flows for periods presented are not necessarily indicative of results or cash flows that may be expected for the entire fiscal year.

Unless otherwise indicated, references in these notes to years relate to fiscal years and references to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico.

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries report their financial position, results of operations and cash flows on a calendar month basis with a fiscal year ending on September 30. NAMPAC and ICL are included in the unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2008 and 2007. There were no significant or unusual transactions between the calendar and fiscal ending dates that should have been considered in the consolidated financial statements.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, the operating subsidiary of BHC, manufactures and distributes metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and sell primarily to customers located in these geographic markets. We report two segments—Metal Packaging and Plastics Packaging (see Note 12, “Business Segments.”)

Recently Adopted Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133” (SFAS No.161). SFAS No.161 is intended to enhance the current disclosure framework of FASB Statement No.133. SFAS No.161 was effective for us at the beginning of 2009. The adoption of SFAS No.161 did not have a material impact on the Company.

2.	SUPPLEMENTAL CASH FLOW DISCLOSURES

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Cash paid during the period for:
Interest	$12.8	$15.1
Income taxes	1.0	1.7

Non-Cash Investing and Financing Activities
Amounts owed for capital expenditures	$0.5	$1.2

3.	INVENTORIES

($ in millions)

	December 28, 2008	September 28, 2008
Raw materials	$27.6	$32.6
Work-in-progress	40.2	39.0
Finished goods	34.3	40.6

Total inventories	$102.1	$112.2

4.	OTHER CURRENT ASSETS AND LIABILITIES

($ in millions)

	December 28, 2008	September 28, 2008
Income taxes receivable	$5.1	$2.8
Deferred tax assets	7.2	7.2
Other	7.2	10.7

Total other current assets	$19.5	$20.7

Accrued salaries and wages	$9.5	$13.5
Accrued interest	4.9	10.1
Accrued rebates	10.5	10.6
Other	17.0	18.2

Total other current liabilities	$41.9	$52.4

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the three months ended December 28, 2008 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 28, 2008	$122.3	$128.7	$251.0
Currency translation adjustment	(1.5)	(3.5)	(5.0)

Balance, December 28, 2008	$120.8	$125.2	$246.0

Other Identifiable Intangible Assets

($ in millions)

	December 28, 2008			September 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$181.3	$(63.8)	$117.5	$185.5	$(61.5)	$124.0
Tradenames	25.7	(9.0)	16.7	26.2	(8.6)	17.6

	207.0	(72.8)	134.2	211.7	(70.1)	141.6
Unamortizable intangible assets
Technology	0.6	—	0.6	0.6	—	0.6

Total other identifiable intangible assets	$207.6	$(72.8)	$134.8	$212.3	$(70.1)	$142.2

The useful lives of customer relationships range from 14 to 18 years and the useful lives of tradename range from 10 to 15 years.

Expected Future Amortization Expense

($ in millions)

Fiscal Year
2009 (remaining nine months)	$11.1
2010	14.6
2011	14.1
2012	13.4
2013	12.5
Thereafter	68.5

Total expected future amortization expense	$134.2

6.	LONG-TERM DEBT

Outstanding Long-Term Debt

($ in millions)

	December 28, 2008	September 28, 2008
10% senior subordinated notes due October 2010	$200.0	$200.0
Variable rate Term Loan, U.S. dollar denominated, maturing July 2013	153.8	168.2
Variable rate Term Loan, Canadian dollar denominated, maturing July 2013	41.3	53.1
Variable rate Canadian Revolver, Canadian dollar denominated, maturing July 2012	1.2	—

Total long-term debt	396.3	421.3
Less: Current portion of long-term debt	(0.5)	(18.9)

Long-term debt, net of current portion	$395.8	$402.4

The current portion of long-term debt as of September 28, 2008 included a mandatory repayment of $18.4 million. Of the repayment, $14.0 million represents a repayment on the U.S. dollar denominated term loan and $4.4 million represents a repayment on the Canadian dollar denominated term loan (at the time of repayment, the amount was $3.7 million due to changes in the foreign exchange rate between the U.S. dollar and the Canadian dollar.) The repayments occurred in December 2008.

The current portion of long-term debt as of September 28, 2008 also includes a $0.5 million scheduled repayment on the U.S. dollar denominated term loan that was made on September 30, 2008. Under the terms of the credit agreement, non-scheduled repayments generally reduce the subsequent four scheduled payments and then reduce the remaining payments thereafter on a pro rata basis. The next scheduled repayments on the term loans will occur in December 2009.

The weighted-average interest rate on variable rate credit facility borrowings as of December 28, 2008 and September 28, 2008 was approximately 3.6% and 4.8%, respectively.

Scheduled Maturities of Long-Term Debt

($ in millions)

Fiscal Year
2009 (remaining nine months)	$—
2010	2.0
2011	202.0
2012	3.3
2013	189.0
Thereafter	—

Total long-term debt	$396.3

Senior Subordinated Notes

All of BWAY’s U.S. subsidiaries have fully and unconditionally guaranteed $200.0 million principal amount of 10% Senior Subordinated Notes due October 15, 2010 (the senior notes).

BWAY may redeem the notes prior to maturity at 101.67% of the principal amount during the twelve-month period that began on October 15, 2008. BWAY may redeem the notes at face value beginning on October 15, 2009. If a “change of control” event occurs, as defined in the indenture, BWAY will be required to offer to purchase all of the outstanding notes at 101% of the principal amount.

The senior notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the indenture. As of December 28, 2008, we were in compliance with applicable financial covenants related to the senior notes.

Credit Facility

Our credit facility consists of a U.S. denominated term loan (the U.S. term loan), a $50.0 million revolving credit facility (the U.S. revolver), a Canadian denominated term loan (the Canadian term loan) and a US$5.0 million equivalent revolving credit facility (the Canadian revolver), (collectively, the credit facility). Original proceeds from the term loans were $190.0 million from the U.S. term loan and Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) from the Canadian term loan. We have made repayments of these term loans that may not be reborrowed.

BWAY is the borrower of the U.S. term loan and only BWAY can borrow on the U.S. revolver. ICL is the borrower of the Canadian term loan and only ICL can borrow on the Canadian revolver. The Canadian revolver can be drawn in either U.S. dollars or Canadian dollars, at the option of the borrower.

The term loans mature on July 17, 2013 and the revolving credit facilities mature on July 17, 2012. If we do not refinance the senior notes prior to April 15, 2010, the U.S. term loan and the U.S. and Canadian revolvers will mature on April 15, 2010 and the Canadian term loan will mature on July 18, 2011.

The term loans are subject to scheduled quarterly repayments. Scheduled repayments may be offset by voluntary prepayments or by mandatory repayments. In December 2008, we made a $14.0 million mandatory repayment on the U.S. term loan and a $4.4 million mandatory repayment on the Canadian term loan. These mandatory repayments offset the scheduled quarterly repayments for 2009. Scheduled quarterly repayments of approximately $0.4 million on the U.S. term loan and of approximately $0.1 million on the Canadian term loan will resume in December 2009 and continue through March 31, 2013. The remaining unpaid balance of the term loans is due on the maturity date.

Amounts repaid on the term loans may not be reborrowed. The mandatory repayments in December 2008 represented a portion of “excess cash flow,” as defined in the credit agreement, from 2008.

Interest accrues on the term loans at a variable base rate plus a fixed margin. As of December 28, 2008, the effective interest rate on outstanding U.S. term loan borrowings was approximately 3.5% and on outstanding Canadian term loan borrowings was approximately 4.0%.

Interest on the revolvers accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. As of December 28, 2008, we had $5.1 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.9 million. As of December 28, 2008, we had $0.2 million in standby letter of credit commitments and outstanding borrowings of $1.2 million that reduced the amount available to borrow under the Canadian revolver to $3.6 million.

BHC and each of our U.S. subsidiaries have guaranteed the U.S. term loan and U.S. revolver, each of which is secured by substantially all of BWAY’s U.S. assets and the assets of BHC. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian term loan and Canadian revolver, each of which is secured by all of the assets of ICL.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are limited in the amount of capital expenditures we may expend annually, and we may be required to make mandatory repayments of the term loan based on “excess cash flow.”

We are required to maintain a minimum “consolidated interest coverage ratio,” as defined in the credit agreement, and to not exceed a maximum “consolidated total leverage ratio,” as defined in the credit agreement. The calculation of these ratios is based on “consolidated EBITDA,” which, as defined in the credit agreement, permits certain adjustments including cash restructuring charges. However, these adjustments, including cash restructuring charges, may be limited over a certain period or in the aggregate.

The required minimum consolidated interest coverage ratio is 3.05. For the twelve months ended December 31, 2008, the consolidated total leverage ratio could not exceed 4.05. For the twelve months ending March 31, 2009, the consolidated total leverage ratio cannot exceed 3.80. These ratios are determined at the end of each quarter for the twelve month period then ended.

The covenants contained in the credit agreement, including the ratios discussed above, are subject to a number of important limitations and exceptions. As of December 28, 2008, we were in compliance with all applicable financial covenants contained in the credit agreement.

Deferred Financing Costs

We are amortizing approximately $15.0 million in financing costs related to the senior notes and credit facility. Financing costs are amortized to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. As of December 28, 2008 and September 28, 2008, approximately $6.3 million and $6.9 million, respectively, of the deferred costs remained to be amortized. Deferred financing costs are in “other assets” in the balance sheet.

7.	EMPLOYEE BENEFIT OBLIGATIONS

Employee benefit obligation liabilities:

($ in millions)	December 28, 2008	September 28, 2008
Defined benefit pension liability	$3.5	$3.5
Retiree medical and other postretirement benefits	6.8	6.7
Deferred compensation	5.9	6.0

Total employee benefit obligation liabilities	$16.2	$16.2

As of December 28, 2008 and September 28, 2008, approximately $1.2 million and $1.5 million of employee benefit obligation liabilities were recorded in other current liabilities and other liabilities, respectively.

Components of net periodic benefit cost:

	Defined Benefit Pension Plan Three Months Ended		Other Benefits Three Months Ended
($ in millions)	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.1	0.1
Expected return on plan assets	(0.1)	(0.2)	—	—
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$0.1	$—	$0.1	$0.1

Multiemployer Pension Liabilities

As of December 28, 2008 and September 28, 2008, we had accrued pension withdrawal liabilities of $3.4 million related to multiemployer pension plans the covered certain union employees at our facility in Franklin Park, Illinois (Franklin Park) that we closed in 2008 (as further discussed in Note 8, “Restructuring”).

8.	RESTRUCTURING

In connection with our on-going productivity and cost-savings initiatives, in March 2008 we announced our intent to close Franklin Park and in May 2008 we announced our intent to close our manufacturing facility in Cleveland, Ohio (Cleveland). We began the closure of Franklin Park during the second quarter of 2008 and began the closure of Cleveland during the third quarter of 2008. As of September 28, 2008, operations had ceased at these facilities and as of December 28, 2008 the closure of these facilities was substantially complete.

In the first quarter of 2009, we eliminated approximately 25 salaried positions and recorded a restructuring charge of approximately $0.3 million related to severance and benefits. We recorded a restructuring charge of $0.4 million in the first quarter of 2009 primarily related to severance and benefits for the closure of Cleveland and for costs associated with the removal of equipment and holding costs for each of the closed facilities. We expect to record additional restructuring charges of approximately $0.8 million during the remainder of 2009.

The restructuring plans for Franklin Park and Cleveland are discussed in further detail in Note 15, “Restructuring and Reorganization Liabilities,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Changes in the restructuring liabilities during the three months ended December 28, 2008 were:

($ in millions)	Balance September 28, 2008	Additions	Expenditures	Balance December 28, 2008
Plastic Packaging Segment Restructuring
Severance and benefits costs	$0.5	$0.2	$(0.5)	$0.2
Facility closure costs	1.1	0.1	(0.2)	1.0

Total plastic packaging segment liability	1.6	0.3	(0.7)	1.2

Metal Packaging Segment Restructuring
Severance and benefits costs	0.2	0.3	(0.2)	0.3
Pension withdrawal liabilities	3.4	—	—	3.4
Facility closure costs	1.6	0.1	(0.5)	1.2

Total metal packaging segment liability	5.2	0.4	(0.7)	4.9

Total restructuring liabilities	$6.8	$0.7	$(1.4)	$6.1

As of September 28, 2008 and December 28, 2008, $3.4 million of the restructuring liabilities, related to the pension withdrawal liabilities, was recorded in the other liabilities line item in the balance sheet, and the remaining balances were included in the other current liabilities line item in the balance sheet.

9.	STOCKHOLDERS’ EQUITY

Net Loss Per Share

Net loss per share for the three months ended December 28, 2008 and December 30, 2007 was:

($ in millions, except per share amounts, shares in thousands)

	Three Months Ended
	December 28, 2008	December 30, 2007
Basic and Diluted Net Loss per Share
Net loss	$(2.7)	$(3.9)
Weighted-average number of shares outstanding	21,865	21,661
Basic and diluted net loss per share	$(0.13)	$(0.18)

For the three months ended December 28, 2008 and December 30, 2007, approximately 1,671,000 of common stock equivalents and 1,958,000 of common stock equivalents, respectively, were excluded in the computation of diluted earnings per share. The common stock equivalents were excluded because their affect would have been anti-dilutive.

Comprehensive Loss Information

The components of comprehensive loss for the three months ended December 28, 2008 and December 30, 2007 were:

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Comprehensive Loss
Net loss	$(2.7)	$(3.9)
Foreign currency translation adjustments	(4.1)	0.3

Comprehensive loss	$(6.8)	$(3.6)

The components of accumulated other comprehensive loss consisted of the following:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss
Balance, September 28, 2008	$(2.5)	$1.8	$(0.7)
Change	—	(4.1)	(4.1)

Balance, December 28, 2008	$(2.5)	$(2.3)	$(4.8)

10.	SHARE-BASED COMPENSATION

Summary of Stock-Based Compensation Plans

Our stock-based compensation plans are described in Note 10, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the three months ended December 28, 2008, options to acquire 25,000 shares of BHC common stock were granted under the BWAY Holding Company 2007 Annual Incentive Plan (the Omnibus Incentive Plan). As of December 28, 2008, there were 1,970,767 options available for grant under the Omnibus Incentive Plan. All options outstanding under the Omnibus Incentive Plan will vest annually in three equal tranches beginning on the first anniversary of the grant date.

There were no grants under the Amended and Restated BCO Holding Stock Incentive Plan (the Holding Incentive Plan) in the three months ended December 28, 2008. In December 2008, the compensation committee of the board of directors terminated the Holding Incentive Plan. The termination does not affect outstanding options previously granted under the plan.

As of December 28, 2008, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BHC common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche. The first tranche will vest if the average per share closing price of BHC’s common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37.

The weighted-average fair value at the grant date for options granted during the three months ended December 28, 2008 was $2.13 per share subject to option, which we estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BHC’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 1.2%; and (iv) an expected option term of 6.0 years. Due to the limited time BHC common stock has been publicly traded, sufficient historical data does not exist to provide a reasonable basis upon which to estimate the expected option term. As such, we use the simplified method provided for in three months ended December 28, 2008 SEC Staff Accounting Bulletin (SAB) Topic 14.D.2, “Share-Based Payment –Certain Assumptions Used in Valuation Methods –Expected Term,” which is applicable to “plain vanilla” options and for companies that conclude that historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. All options granted during the three months ended December 28, 2008 were “plain vanilla.”

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended December 28, 2008 and December 30, 2007 was included in the statements of operations line items as follows:

($ in millions)

	Three Months Ended
	December 28, 2008	December 30, 2007
Stock-Based Compensation Expense
Cost of products sold (excluding depreciation and amortization)	$0.2	$0.5
Selling and administrative expense	0.7	1.3

Total stock-based compensation expense	$0.9	$1.8

Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 12, “Business Segments.”

The vesting criteria for certain unvested options outstanding under the Holding Incentive Plan as of the public offering in 2007 were modified to condition vesting based on the market performance of BHC common stock. The modification resulted in stock-based compensation expense of approximately $10.1 million, which is recognized over the derived service period of approximately 38 months beginning in June 2007. Approximately $8.4 million of the expense had been recognized at the end of 2008. The balance of $1.7 million will be recognized in 2009. With the exception of less than $0.1 million related to grants subsequent to the public offering, all of the stock-based compensation expense in the three months ended December 28, 2008 and December 30, 2007 relates to this modification.

11.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of operations we use, store and dispose of hazardous substances.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed, we believe the likelihood is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

We received a March 14, 2007 letter from the United States Environmental Protection Agency (EPA) stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (RCRA) with respect to corrective action obligations. We are working with the EPA to address their concerns, and we have notified the former owner of the site that we believe has indemnity obligations to us with respect to these claims.

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at our Homerville facility. We settled his matter in the second quarter of 2009 for $0.2 million, which was accrued as of December 28, 2008 and September 28, 2008.

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

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The amounts related to these liabilities (including those amounts noted above) are included in other current liabilities and were approximately $0.4 million as of December 28, 2008 and as of September 28, 2008. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $7.1 million as of December 28, 2008 and $7.4 million as of September 28, 2008.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We do not believe the outcome of these proceedings will have a material effect on our financial condition, results of operations or cash flows. The amounts related to these pending litigation matters are included in other current liabilities and were approximately $0.3 million as of December 28, 2008 and $0.4 million as of September 28, 2008, other than as disclosed in Part II, Item 1, “Legal Proceedings.”

Letters of Credit

As of December 28, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.3 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of December 28, 2008, approximately 29% of our hourly workforce was covered by seven separate collective bargaining agreements. One of the collective bargaining agreements is currently in negotiations and another will become amendable in 2009. Approximately 23% of our unionized workforce is represented under either of these two agreements.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

In 2008, we purchased approximately 80% of our steel requirements from four suppliers of steel. During 2009, we expect to continue to purchase approximately 80% of our steel requirements from at least four suppliers of steel.

12.	BUSINESS SEGMENTS

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

Segment asset disclosures include inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report. There were no inter-segment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (Segment Earnings).

The following tables set forth certain financial information attributable to our business segments for the three months ended December 28, 2008 and December 30, 2007:

	Three Months Ended
($ in millions)	December 28, 2008	December 30, 2007
Net Sales
Metal packaging	$130.9	$124.4
Plastic packaging	81.6	93.0

Consolidated net sales	$212.5	$217.4

Loss Before Income Taxes
Metal packaging	$11.5	$10.5
Plastic packaging	6.8	8.1

Segment earnings	18.3	18.6

Corporate undistributed expenses	3.5	4.0
Deprecation and amortization (summarized below)	11.1	11.1
Restructuring charge	0.7	—
Interest expense, net	8.2	9.5
Other	(0.8)	0.1

Total expenses not distributed to segments	22.7	24.7

Consolidated loss before income taxes	$(4.4)	$(6.1)

Depreciation and Amortization
Metal packaging	$5.4	$5.6
Plastic packaging	5.4	5.3

Segment depreciation and amortization	10.8	10.9
Corporate	0.3	0.2

Consolidated depreciation and amortization	$11.1	$11.1

The following table sets forth total assets attributable to our business segments as of December 28, 2008 and September 28, 2008:

($ in millions)	December 28, 2008	September 28, 2008
Total Assets
Metal packaging	$323.0	$322.6
Plastic packaging	288.0	316.6

Segment assets	611.0	639.2
Corporate	160.8	243.2

Consolidated total assets	$771.8	$882.4

For the three months ended December 28, 2008, approximately 91% of our net sales were to customers in the United States, approximately 8% of our net sales were to customers in Canada and the remaining 1% of net sales was to customers in other countries. For the three months ended December 30, 2007, approximately 90% of our net sales were to customers in the United States, approximately 9% of our net sales were to customers in Canada and the remaining 1% was to customers in other countries.

For the three months ended December 28, 2008, metal packaging segment net sales were approximately 93% to customers in the United States, approximately 6% to customers in Canada and approximately 1% was to customers in other countries. For the three months ended December 30, 2007, metal packaging segment net sales were approximately 92% to customers in the United States and approximately 8% to customers in Canada (less than 1% were to customers in other countries).

For the three months ended December 28, 2008, plastic packaging segment net sales were approximately 89% to customers in the United States and approximately 11% to customers in Canada. For the three months ended December 30, 2007, plastic packaging segment net sales were approximately 87% to customers in the United States and approximately 13% to customers in Canada.

As of December 28, 2008 and as of September 28, 2008, approximately $7.6 million and $8.8 million, respectively, of our long-lived assets were located in Canada.

13.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are wholly-owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 28, 2008 and September 28, 2008, and for the three months ended December 28, 2008 and December 30, 2007. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

December 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$16.8	$4.9	$3.8	$—	$25.5
Accounts receivable, net	56.7	35.7	7.3	—	99.7
Inventories, net	83.0	14.0	5.1	—	102.1
Other current assets	43.0	3.2	0.6	(27.3)	19.5

Total current assets	199.5	57.8	16.8	(27.3)	246.8

Property, plant and equipment, net	77.1	51.6	7.6	—	136.3
Goodwill	120.2	97.7	28.1	—	246.0
Other intangible assets, net	37.8	76.5	20.5	—	134.8
Other	6.9	0.3	0.7	—	7.9
Intercompany	—	73.9	—	(73.9)	—
Investment in subsidiaries	277.1	22.8	—	(299.9)	—

Total Assets	$718.6	$380.6	$73.7	$(401.1)	$771.8

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$52.7	$22.2	$5.8	$—	$80.7
Other current liabilities	35.0	33.1	1.1	(27.3)	41.9
Current portion of long-term debt	0.4	—	0.1	—	0.5

Total current liabilities	88.1	55.3	7.0	(27.3)	123.1

Long-term debt	353.4	—	42.4	—	395.8
Deferred tax liabilities	15.1	39.5	0.9	—	55.5
Intercompany	69.5	3.9	0.5	(73.9)	—
Other	24.4	4.8	0.1	—	29.3

Total liabilities	550.5	103.5	50.9	(101.2)	603.7

Commitments and contingencies

Stockholder’s Equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	141.6	233.7	19.6	(253.3)	141.6
Retained earnings	31.3	47.3	5.4	(52.7)	31.3
Accumulated other comprehensive loss	(4.8)	(3.9)	(2.2)	6.1	(4.8)

Total stockholder’s equity	168.1	277.1	22.8	(299.9)	168.1

Total Liabilities and Stockholder’s Equity	$718.6	$380.6	$73.7	$(401.1)	$771.8

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$78.3	$5.3	$8.5	$—	$92.1
Accounts receivable, net	54.6	48.5	10.2	—	113.3
Inventories, net	74.0	30.4	7.8	—	112.2
Other current assets	43.0	(23.3)	1.0	—	20.7

Total current assets	249.9	60.9	27.5	—	338.3

Property, plant and equipment, net	79.2	53.8	8.9	—	141.9
Goodwill	120.3	97.7	33.0	—	251.0
Other intangible assets, net	39.3	78.2	24.7	—	142.2
Other	7.8	0.3	0.9	—	9.0
Investment in subsidiaries	278.9	26.2	—	(305.1)	—

Total Assets	$775.4	$317.1	$95.0	$(305.1)	$882.4

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$70.8	$67.3	$11.7	$—	$149.8
Other current liabilities	43.1	7.6	1.7	—	52.4
Current portion of long-term debt	14.5	—	4.4	—	18.9

Total current liabilities	128.4	74.9	17.8	—	221.1

Long-term debt	353.7	—	48.7	—	402.4
Deferred tax liabilities	15.1	39.6	1.1	—	55.8
Intercompany	80.1	(81.2)	1.1	—	—
Other	24.4	4.9	0.1	—	29.4

Total liabilities	601.7	38.2	68.8	—	708.7

Commitments and contingencies

Stockholder’s Equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	140.4	233.7	19.6	(253.3)	140.4
Retained earnings	34.0	45.1	4.8	(49.9)	34.0
Accumulated other comprehensive (loss) income	(0.7)	0.1	1.8	(1.9)	(0.7)

Total stockholder’s equity	173.7	278.9	26.2	(305.1)	173.7

Total Liabilities and Stockholder’s Equity	$775.4	$317.1	$95.0	$(305.1)	$882.4

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$126.6	$72.3	$13.6	$—	$212.5

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	116.2	64.1	11.9	(0.1)	192.1

Depreciation and amortization	5.2	5.0	0.9	—	11.1
Selling and administrative	4.7	0.7	0.2	—	5.6
Restructuring charge	0.4	0.3	—	—	0.7
Interest, net	7.6	—	0.6	—	8.2
Other, net	0.2	(0.1)	(1.0)	0.1	(0.8)

Total costs and expenses	134.3	70.0	12.6	—	216.9

(Loss) income before income taxes	(7.7)	2.3	1.0	—	(4.4)
Benefit from (provision for) income taxes	(2.8)	0.7	0.4	—	(1.7)
Equity in income of subsidiaries	2.2	0.6	—	(2.8)	—

Net loss	$(2.7)	$2.2	$0.6	$(2.8)	$(2.7)

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 30, 2007

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$117.6	$81.0	$18.8	$—	$217.4

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	108.3	72.2	16.6	(0.2)	196.9

Depreciation and amortization	5.4	4.8	0.9	—	11.1
Selling and administrative	4.8	0.8	0.3	—	5.9
Interest, net	8.5	—	1.0	—	9.5
Other, net	0.1	(0.2)	—	0.2	0.1

Total costs and expenses	127.1	77.6	18.8	—	223.5

(Loss) income before income taxes	(9.5)	3.4	—	—	(6.1)
Benefit from (provision for) income taxes	(3.4)	1.2	—	—	(2.2)
Equity in income of subsidiaries	2.2	—	—	(2.2)	—

Net loss	$(3.9)	$2.2	$—	$(2.2)	$(3.9)

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34.5)	$(10.4)	$—	$—	$(44.9)

Cash flows from investing activities
Capital expenditures	(2.0)	(1.1)	(0.3)	—	(3.4)
Change in intercompany	—	11.1	(0.5)	(10.6)	—

Net cash used in investing activities	(2.0)	10.0	(0.8)	(10.6)	(3.4)

Cash flows from financing activities
Repayments of term loan	(14.4)	—	(3.7)	—	(18.1)
Borrowings of revolving credit facility	—	—	1.2	—	1.2
Change in intercompany	(10.6)	—	—	10.6	—

Net cash used in financing activities	(25.0)	—	(2.5)	10.6	(16.9)

Effect of exchange rate changes on cash flows	—	—	(1.4)	—	(1.4)

Net decrease in cash and cash equivalents	(61.5)	(0.4)	(4.7)	—	(66.6)

Cash and cash equivalents, beginning of period	78.3	5.3	8.5	—	92.1

Cash and cash equivalents, end of period	$16.8	$4.9	$3.8	$—	$25.5

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 30, 2007

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(37.3)	$19.7	$0.6	$—	$(17.0)

Cash flows from investing activities
Capital expenditures	(4.9)	(6.8)	(0.6)	—	(12.3)

Net cash used in investing activities	(4.9)	(6.8)	(0.6)	—	(12.3)

Cash flows from financing activities
Repayments of term loan	—	—	(0.1)	—	(0.1)
Other	(0.1)	—	—	—	(0.1)

Net cash used in financing activities	(0.1)	—	(0.1)	—	(0.2)

Effect of exchange rate changes on cash flows	—	—	(0.1)	—	(0.1)

Net (decrease) increase in cash and cash equivalents	(42.3)	12.9	(0.2)	—	(29.6)

Cash and cash equivalents, beginning of period	44.3	1.5	7.6	—	53.4

Cash and cash equivalents, end of period	$2.0	$14.4	$7.4	$—	$23.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segments

We report our results of operations in two segments: metal packaging and plastic packaging. Our products within each of these segments include:

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

Factors Affecting Our Results of Operations

For a discussion of factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report.

Overview

References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization). Unless otherwise indicated, a reference to a year is a reference to our fiscal year (fiscal year 2009 ends on September 27, 2009).

Principal Changes in our results of operations for the three months ended December 28, 2008 (the first quarter of 2009) as compared to the three months ended December 30, 2007 (the first quarter of 2008) were these:

•	Net sales decreased 2.3% to $212.5 million and gross margin decreased 0.5% to $20.4 million.

•	Metal packaging segment net sales increased 5.2% to $130.9 million and metal packaging segment gross margin increased 7.6% to $12.8 million.

•	Plastic packaging segment net sales decreased 12.3% to $81.6 million and plastic packaging segment gross margin decreased 14.3% to $7.8 million.

•

Net sales decreased approximately 14% due to lower volume. Metal packaging segment net sales declined approximately 12% on volume and plastic packaging segment net sales declined approximately 18% on volume. The impact of the decline in volume was offset by higher selling prices implemented in response to an increase in the cost of raw materials and by a favorable change in the mix of products sold. The preceding factors largely offset the impact of volume declines in the metal packaging segment, although they did not fully offset the impact of lower volume in the plastic packaging segment.

•

Gross margin as a percentage of net sales increased to 9.6% from 9.4%. Metal packaging segment gross margin increased to 9.8% from 9.6% and plastic packaging segment gross margin decreased to 9.6% from 9.8%. We were able to largely offset the impact of declines in volume on gross margin percentage through higher selling prices from the pass through of higher raw material costs, the previously announced facility closures and cost reduction initiatives implemented in the latter part of 2008.

•	Interest expense decreased approximately 13.7% to $8.2 million primarily because of lower interest rates and lower average outstanding borrowings.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments, Metal Packaging and Plastic Packaging. For a discussion of our business segments, see Note 12, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1.

The following table sets forth changes in our statements of operations.

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Net sales	$212.5	$217.4	(2.3)%
Cost of products sold (excluding depreciation and amortization)	192.1	196.9	(2.4)%

Gross profit (excluding depreciation and amortization)	20.4	20.5	(0.5)%
Depreciation and amortization	11.1	11.1	—
Selling and administrative expense	5.6	5.9	(5.1)%
Restructuring charge	0.7	—	NM
Interest expense, net	8.2	9.5	(13.7)%
Other, net	(0.8)	0.1	NM

Loss before income taxes	(4.4)	(6.1)	(27.9)%
Benefit from income taxes	(1.7)	(2.2)	(22.7)%

Net loss	$(2.7)	$(3.9)	(30.8)%

NM- Not Meaningful

Net Sales

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Net Sales by Segment
Metal packaging	$130.9	$124.4	5.2%
Plastic packaging	81.6	93.0	(12.3)%

Consolidated net sales	$212.5	$217.4	(2.3)%

The 5.2% increase in metal packaging segment net sales in the first quarter of 2009 as compared to the first quarter of 2008 resulted from price increases in 2008 to pass through increases in raw material costs and a favorable mix of products sold, partially offset by a decrease in metal packaging segment volume of 12%. Overall metal packaging segment sales volume decreased primarily due to lower demand for paint and other general line containers. Demand for architectural paint and coatings, the largest end use market segment for our metal packaging containers, remained weak during the quarter due to a slower economic growth environment and the prolonged downturn in the residential housing market. Product mix had a favorable impact on metal packaging segment net sales as volumes for larger containers, which typically have higher sales prices, were proportionately higher than volumes for smaller containers.

The 12.3% decrease in plastics packaging segment net sales in the first quarter of 2009 as compared to the first quarter of 2008 resulted from lower volume of 18%, which was partially offset by higher selling prices resulting from the pass through of increases in raw material costs and a favorable mix of products sold. Consistent with the change in metal packaging segment net sales, the largest end use market segment for our plastic packaging containers (architectural paint and coatings), remained weak during the quarter due to continued slowness in the home construction and improvement sector and in the overall general economy.

Cost of Products Sold and Gross Margin

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Cost of Products Sold by Segment
Metal packaging	$118.1	$112.5	5.0%
Plastic packaging	73.8	83.9	(12.0)%

Segment CPS	191.9	196.4	(2.3)%
Corporate undistributed expenses	0.2	0.5	(60.0)%

Consolidated cost of products sold	$192.1	$196.9	(2.4)%

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Gross Margin by Segment
Metal packaging	$12.8	$11.9	7.6%
Gross margin percentage	9.8%	9.6%
Plastic packaging	7.8	9.1	(14.3)%
Gross margin percentage	9.6%	9.8%
Segment gross margin	20.6	21.0	(1.9)%
Corporate undistributed expenses	(0.2)	(0.5)	(60.0)%

Consolidated gross margin	$20.4	$20.5	(0.5)%

Gross margin percentage	9.6%	9.4%

Metal packaging segment cost of products sold, excluding depreciation and amortization, (CPS) increased in the first quarter of 2009 compared to the first quarter of 2008 due primarily to higher raw material costs, partially offset by lower volume.

Metal packaging segment gross margin increased to 9.8% in the first quarter of 2009 from 9.6% in the first quarter of 2008. The increase in metal packaging segment gross margin as a percentage of net sales in the first quarter of 2009 was positively affected by higher selling prices resulting from the pass through of higher steel costs, the previously announced closure of Franklin Park and a cost reduction program implemented in the latter part of 2008, partially offset by lower volume.

In the first quarter of 2009, plastic packaging segment CPS decreased 12% to $73.8 million compared to the first quarter of 2008. The decrease in CPS is primarily due to lower volume, the previously announced closure of Cleveland and a cost reduction program implemented in the latter part of 2008, partially offset by higher resin costs. Plastic packaging segment gross margin as a percentage of segment net sales in the first quarter of 2009 decreased to 9.6% from 9.8% in the first quarter of 2008. The decrease in gross margin percentage was primarily due to the factors described above and higher selling prices from the pass through of higher raw material costs.

Depreciation and Amortization

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Depreciation and Amortization by Segment
Metal packaging	$5.4	$5.6	(3.6)%
Plastic packaging	5.4	5.3	1.9%

Segment CPS	10.8	10.9	(0.9)%
Corporate undistributed expenses	0.3	0.2	50.0%

Consolidated depreciation and amortization	$11.1	$11.1	—%

Depreciation and amortization expense (D&A) in the first quarter of 2009 was comparable to D&A in the first quarter of 2008. Overall, depreciation increased approximately $0.3 million (4.2%) and amortization expense decreased approximately $(0.3) million (7.5%). The increase in depreciation is consistent with higher capital expenditures in 2008 and the decrease in amortization is consistent with the scheduled decrease in amortization over the life of the other intangibles.

Selling and Administrative Expense

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Selling and Administrative Expense by Segment
Metal packaging	$1.3	$1.4	(7.1)%
Plastic packaging	1.0	1.0	—%

Segment selling and administrative expense	2.3	2.4	(4.2)%
Corporate undistributed expenses	3.3	3.5	(5.7)%

Consolidated selling and administrative expense	$5.6	$5.9	(5.1)%

The decrease in corporate undistributed expenses in selling and administrative expense consisted of a $0.6 million decrease in stock-based compensation expense as stock-based compensation expense related to modifications made in 2007 begins to decline at the end of the amortization period of approximately 38 months. This decrease in stock-based compensation expense was partially offset by an increase in professional fees.

Restructuring Charge

In the first three months of 2009, we recorded approximately $0.3 million related to severance and benefits associated with headcount reductions during the quarter. In addition, we recorded approximately $0.4 million in expenses related to the closure of Franklin Park and Cleveland in 2008.

We expect to record approximately $0.8 million in the remainder of 2009 related to these closures. See Note 8, “Restructuring,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Interest, Other and Taxes

Interest Expense, Net. Interest expense, net, decreased 13.7% to $8.2 million in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is primarily due to lower interest rates and a decrease in average debt outstanding.

Other. Other changed from an expense of $0.1 million in the first quarter of 2008 to income of $0.8 million in the first quarter of 2009. The change is primarily related to gains realized on foreign exchange transactions as the U.S. dollar has strengthened against the Canadian dollar.

Benefit From Income Taxes. The benefit from income taxes in the first quarter of 2009 was $(1.7) million for an effective tax rate of 37.9% as compared to $(2.2) million for an effective tax rate of 36.1% in the first quarter of 2008.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” in the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks include the maturity and refinancing of our senior notes in October 2010 and the continuing turmoil in the financial markets. These risks remain unchanged as of December 28, 2008.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes.

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1. As of December 28, 2008, we were in compliance with our debt covenants. With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends between BWAY and BHC.

As of December 28, 2008, BWAY had $44.9 million and ICL had $3.6 million available under revolving credit facilities. As of December 28, 2008, we had $25.5 million of cash on hand.

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

In the first quarter of 2009, we repaid $18.1 million on the terms loans, including a mandatory Excess Cash Flow (as defined in the credit agreement) repayment of $17.7 million in December 2008. As such, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.5 million will resume in December 2009 and continue through March 31, 2013.

As of December 28, 2008, there were $196.3 million in outstanding borrowings subject to variable interest rates at a weighted-average borrowing rate of 3.6%. Interest of $10.0 million on the Senior Notes is payable in each of April and October.

We expect capital expenditures in 2009 of approximately $20.0 million to $22.0 million. Approximately $8.0 million of planned capital expenditures in 2009 are for projects begun in 2008.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents:

Three months ended December 28, 2008 (2009) and December 30, 2007 (2008)

($ millions)

	2009	2008	Change
Cash used in operating activities	$(44.9)	$(17.0)	164.1%
Cash used in investing activities	(3.4)	(12.3)	(72.4)%
Cash used in financing activities	(16.9)	(0.2)	NM
Effect of exchange rate changes	(1.4)	(0.1)	NM

Net decrease in cash flow	$(66.6)	$(29.6)	125.0%

Cash and cash equivalents (end of the period)	$25.5	$23.8	7.1%

Operating Activities

Cash used in operating activities increased $27.9 million to $44.9 million in the first quarter of 2009 compared to cash used in operating activities in the first quarter of 2008. The increase is primarily due to an increase in primary working capital (accounts receivable and inventories less accounts payable) of $45.6 million in the first quarter to 2009 compared to $16.9 million in the first quarter of 2008. The increase in primary working capital in the first quarter of 2009 compared with the first quarter of 2008 is due to a decrease in accounts payable partially offset by a reduction in inventory. The decrease in accounts payable in the first quarter of 2009 is primarily due to the timing of disbursements at the end of the quarter, to lower inventory levels and to the decrease in the value of resin included in accounts payable at the end of the quarter. The reduction in inventory the first quarter of 2009 is primarily due to lower volume, lower cost of resin in inventory and more effective management of inventory levels.

Investing Activities

Cash used in investing activities decreased $8.9 million in the first quarter of 2009 as compared to the first quarter of 2008. The decrease is due to higher capital expenditures in 2008 to complete projects related to machinery and equipment for the production of new plastic containers developed in 2007 and for the production of aerosol components.

Financing Activities

Cash used in financing activities increased in the first quarter of 2009 as compared to the first quarter of 2008 due to a $18.1 million mandatory “excess cash flow” debt repayment in December 2008. As a result of the use of cash associated with the initial public offering in June 2007, we did not make a debt repayment in the first quarter of 2008.

Long-term debt outstanding, including the current portion, decreased $25.0 million in the first quarter of 2009 to $396.3 million as of December 28, 2008. The decrease was due to repayments of $18.1 million, partially offset by $1.2 million in revolver borrowings, and to $8.1 million related to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of December 28, 2008, we had borrowings of $196.3 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $3.2 million.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the three months ended December 28, 2008 and December 30, 2007, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars that are funded through operations in Canada, other purchases from foreign suppliers in transactions not denominated in U.S. dollars are not significant, and we do not believe we are exposed to a significant market risk of exchange rate changes related to such purchases.

Commodity Risk

We are exposed to commodity price and quantity risks for steel and plastic resin, the principal raw materials used in our manufacturing processes. We are also exposed to fluctuations in the price of energy, primarily electricity and natural gas, and the cost of freight, which is impacted by fluctuations in the price of fuel. We purchase all of our raw materials and energy from external sources.

We manage these risks by consolidating our purchases among a select group of suppliers and, as discussed below, through certain cost change pass through mechanisms in our sales agreements. The consolidation of suppliers enables us to use leverage in negotiating pricing and supply. However, an interruption in the ability of these suppliers to provide raw materials could have a material adverse effect on our financial position, results of operations and cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, and global demand.

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

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past or are not able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience interruptions or shortages in the supply of raw materials, our operating margins could be adversely affected. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at a substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

For an additional discussion of changes in steel and plastic resin costs and their impact on selling prices, see “Factors Affecting Our Results of Operations” in the Annual Report.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report. Our critical accounting policies have not changed since September 28, 2008 (see “Recently Adopted Accounting Standards” in Note 1, “General,” of Notes to Consolidated Financial Statements, included in Item 8 of the Annual Report, which is incorporated herein by reference).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We expect to pay approximately $3.4 million related to a multi-employer pension withdrawal liability associated with the closure of Franklin Park (see Note 8, “Restructuring,” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The exact amount of the liability and repayments terms will be determined following the end of the plan year in which the last covered employee is terminated.

For a further discussion of the pension withdrawal liability and a summary of our other significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commercial Commitments,” of the Annual Report. The nature of the obligations presented in the Annual Report has not materially changed since September 28, 2008.

As of December 28, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.3 million primarily in favor of our workers’ compensation insurers.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item I, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in related to the U.S. Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, including the principal executive and principal financial officers, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2008. Based on this evaluation, management, including the principal executive and principal financial officers, concluded that the disclosure controls and procedures of the Company were effective as of December 28, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.3 million and $0.4 million as of December 28, 2008 and September 28, 2008, respectively, related to pending litigation matters, other than as discussed below.

Other than as noted below, there has been no material change to the legal proceedings disclosed in the Annual Report.

Plaze

Plaze, Inc. and Claire-Sprayway, Inc. v. Bway Corporation, In the Superior Court of the State of Delaware in and for New Castle County, Case No. 08C-12-216-JRJ

On or about December 28, 2008, Plaze, Inc. (Plaze) and Claire-Sprayway, Inc. (Claire) filed the above-captioned lawsuit against BWAY. The lawsuit arises from BWAY’s supply of aerosol cans to Plaze and Claire. The lawsuit attempts to state two causes of action against BWAY: (1) bad faith breach of contract and (2) fraudulent inducement. Plaze claims that BWAY caused it to lose in excess of $14 million in “contractual benefits that it had negotiated with Bway,” and it seeks to recover all available damages from BWAY, including compensatory, incidental and consequential damages, punitive damages in an amount no less than three times Plaze’s non-punitive damages, attorneys’ fees and costs and any other damages the court deems appropriate.

This case is in its initial stages. Our response to the complaint is due no later than February 13, 2009. We deny the allegations in the complaint and intend to defend the lawsuit vigorously. Discovery has not yet begun.

Given the preliminary nature of this lawsuit, we cannot at this time assess whether an adverse judgment ultimately may be returned against BWAY and what the impact of any such judgment might be.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Wisconsin Personal Injury Lawsuits

In early January 2009, Defendant Millennium Holdings, LLC (“Millennium”) filed its “Suggestion of Bankruptcy” in these cases, which reflects that Millennium filed for Chapter 11 Bankruptcy protection on January 6, 2009. It appears that while these cases will be stayed as to Millennium, they will proceed as to the other Defendants. Plaintiffs’ counsel recently indicated that it intends to move the courts to substitute Millennium’s insurers for Millennium in these actions.

Public Nuisance Cases

State Of Ohio

Following the remand of the State of Ohio case from federal to state court, defendants moved to dismiss plaintiff’s complaint for failure to state a claim in state court. Plaintiff had until January 16, 2009 to respond to Defendants’ motion to dismiss. Defendants had until February 13, 2009 to file their reply brief. Plaintiff recently requested a 30-day extension from the court with respect to this briefing schedule (i.e., until February 17, 2009 for plaintiff to file its response brief and until March 19, 2009 for defendants to file their reply brief). The court has not yet ruled on Plaintiff’s request. The parties anticipate presenting oral argument following the close of the briefing. Given the above schedule, we do not expect a ruling on this motion until mid- to late-2009.

On January 9, 2009, defendant Millennium Holdings, LLC (“Millennium”) filed its “Suggestion of Bankruptcy” in this case, which reflects that Millennium filed for Chapter 11 Bankruptcy protection on January 6, 2009. It appears that while this case will be stayed as to Millennium, it will proceed as to the other defendants.

As of December 28, 2008 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

Note: This document contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” ”expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this document, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include competitive risk from other container manufacturers or self-manufacture by customers, termination of our customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin, other raw material and energy costs or availability, product liability or product recall costs, lead pigment and lead paint litigation, increased consolidation in our end markets, consolidation of key suppliers, deceleration of growth in our end markets, increased use of alternative packaging, labor unrest, environmental, health and safety costs, management’s inability to evaluate and selectively pursue acquisitions, fluctuation of our quarterly operating results, an increase in interest rates, inability to repay or refinance the senior subordinated notes, restrictions in our debt agreements, fluctuations of the Canadian dollar, and the other factors discussed in our filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this document might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Holding Company
(Registrant)

Date: February 6, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

BWAY Corporation
(Registrant)

Date: February 6, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)