Form 10-Q
period 2009-03-29
BWAY CORP; BWAY Holding CO
filed 2009-05-07
CIK 943897, 1392179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 29, 2009

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number
001-33527	BWAY Holding Company	55-0800054
(Delaware)
8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800
001-12415	BWAY Corporation	36-3624491
(Delaware)
8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant
BWAY Holding Company	☑Yes ☐ No
BWAY Corporation	☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Registrant
BWAY Holding Company	☐Yes ☐ No
BWAY Corporation	☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Registrant
BWAY Holding Company	☐ Yes ☑ No
BWAY Corporation	☐ Yes ☑ No

Registrant	Description of Common Stock	Shares Outstanding at May 5, 2009
BWAY Holding Company	Par Value $0.01 per share	21,907,380
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended March 29, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

($ in millions, except par value)

	March 29, 2009	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$44.7	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $1.2	98.2	113.3
Inventories, net	93.3	112.2
Other current assets	13.0	20.7

Total current assets	249.2	338.3
Property, plant and equipment, net	132.6	141.9
Goodwill	245.4	251.0
Other intangible assets, net	130.7	142.2
Other assets	7.4	9.0

Total assets	$765.3	$882.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62.2	$149.8
Other current liabilities	47.3	52.4
Current portion of long-term debt	1.0	18.9

Total current liabilities	110.5	221.1
Long-term debt	393.2	402.4
Deferred tax liabilities	55.7	55.8
Other liabilities	29.3	29.4

Total liabilities	588.7	708.7

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	–	–
Common stock, $0.01 par value, 200,000,000 shares authorized; 21,907,380 and 21,860,650 shares issued and outstanding	0.2	0.2
Additional paid-in capital	135.2	133.7
Retained earnings	46.5	40.5
Accumulated other comprehensive loss	(5.3)	(0.7)

Total stockholders’ equity	176.6	173.7

Total liabilities and stockholders’ equity	$765.3	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net sales	$206.1	$243.6	$418.6	$461.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	166.7	211.4	358.8	408.3
Depreciation and amortization	10.8	11.5	21.9	22.6
Selling and administrative	6.4	5.6	12.0	11.5
Restructuring	0.7	4.2	1.4	4.2
Interest, net	7.4	9.3	15.6	18.8
Other	0.2	0.1	(0.6)	0.2

Total costs and expenses	192.2	242.1	409.1	465.6

Income (loss) before income taxes	13.9	1.5	9.5	(4.6)
Provision for (benefit from) income taxes	5.2	0.4	3.5	(1.8)

Net income (loss)	$8.7	$1.1	$6.0	$(2.8)

Net income (loss) per share (Note 9)
Basic	$0.40	$0.05	$0.27	$(0.13)
Diluted	0.38	0.05	0.26	(0.13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

($ in millions)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash Flows from Operating Activities
Net income (loss)	$6.0	$(2.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	14.5	14.7
Amortization of other intangible assets	7.4	7.9
Amortization of deferred financing costs	1.0	1.1
Benefit from doubtful accounts	(0.5)	(0.9)
Deferred income taxes	0.1	(0.2)
Stock-based compensation expense	1.2	3.6
Changes in operating assets and liabilities:
Accounts receivable	14.0	(8.9)
Inventories	17.6	(0.5)
Other assets	5.8	(0.4)
Accounts payable	(85.5)	(24.7)
Other liabilities	(4.9)	(2.8)
Income taxes, net	2.3	(4.3)

Net cash used in operating activities	(21.0)	(18.2)

Cash Flows from Investing Activities
Capital expenditures	(6.7)	(20.4)

Net cash used in investing activities	(6.7)	(20.4)

Cash Flows from Financing Activities
Repayments of long-term debt	(18.1)	(0.7)
Principal repayments under capital lease obligations	(0.1)	(0.1)

Net cash used in financing activities	(18.2)	(0.8)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.3)

Net decrease in cash and cash equivalents	(47.4)	(39.7)
Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$44.7	$13.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in millions, except par value)

	March 29, 2009	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$44.7	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $1.2	98.2	113.3
Inventories, net	93.3	112.2
Other current assets	13.0	20.7

Total current assets	249.2	338.3
Property, plant and equipment, net	132.6	141.9
Goodwill	245.4	251.0
Other intangible assets, net	130.7	142.2
Other assets	7.4	9.0

Total assets	$765.3	$882.4

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$62.2	$149.8
Other current liabilities	47.3	52.4
Current portion of long-term debt	1.0	18.9

Total current liabilities	110.5	221.1
Long-term debt	393.2	402.4
Deferred tax liabilities	55.7	55.8
Other liabilities	29.3	29.4

Total liabilities	588.7	708.7

Commitments and contingencies (Note 11)

Stockholder’s Equity
Preferred stock, $0.01 par value, 500 shares authorized	–	–
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	–	–
Additional paid-in capital	141.9	140.4
Retained earnings	40.0	34.0
Accumulated other comprehensive loss	(5.3)	(0.7)

Total stockholder’s equity	176.6	173.7

Total liabilities and stockholder’s equity	$765.3	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net sales	$206.1	$243.6	$418.6	$461.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	166.7	211.4	358.8	408.3
Depreciation and amortization	10.8	11.5	21.9	22.6
Selling and administrative	6.4	5.6	12.0	11.5
Restructuring	0.7	4.2	1.4	4.2
Interest, net	7.4	9.3	15.6	18.8
Other	0.2	0.1	(0.6)	0.2

Total costs and expenses	192.2	242.1	409.1	465.6

Income (loss) before income taxes	13.9	1.5	9.5	(4.6)
Provision for (benefit from) income taxes	5.2	0.4	3.5	(1.8)

Net income (loss)	$8.7	$1.1	$6.0	$(2.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

($ in millions)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash Flows from Operating Activities
Net income (loss)	$6.0	$(2.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	14.5	14.7
Amortization of other intangible assets	7.4	7.9
Amortization of deferred financing costs	1.0	1.1
Benefit from doubtful accounts	(0.5)	(0.9)
Deferred income taxes	0.1	(0.2)
Stock-based compensation expense	1.2	3.6
Changes in operating assets and liabilities:
Accounts receivable	14.0	(8.9)
Inventories	17.6	(0.5)
Other assets	5.8	(0.4)
Accounts payable	(85.5)	(24.7)
Other liabilities	(4.9)	(2.8)
Income taxes, net	2.3	(4.3)

Net cash used in operating activities	(21.0)	(18.2)

Cash Flows from Investing Activities
Capital expenditures	(6.7)	(20.4)

Net cash used in investing activities	(6.7)	(20.4)

Cash Flows from Financing Activities
Repayments of long-term debt	(18.1)	(0.7)
Principal repayments under capital lease obligations	(0.1)	(0.1)

Net cash used in financing activities	(18.2)	(0.8)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.3)

Net decrease in cash and cash equivalents	(47.4)	(39.7)
Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$44.7	$13.7

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

These notes are applicable equally to BHC and BWAY with the exception of “Net Income (Loss) per Share” in Note 9, “Stockholders’ Equity,” which is applicable only to BHC and Note 14, “Supplemental Guarantor Subsidiaries Information,” which is applicable only to BWAY.

Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations or cash flows that may be expected for the full fiscal year.

Unless otherwise indicated, references in these notes to years relate to fiscal years and references to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico.

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries report their financial position, results of operations and cash flows on a calendar month basis with a fiscal year ending on September 30. NAMPAC and ICL are included in the unaudited condensed consolidated financial statements as of March 29, 2009 and September 28, 2008 and for the three and six months ended March 29, 2009 and March 30, 2008. There were no significant or unusual transactions between the calendar and fiscal ending dates that should have been considered in the consolidated financial statements.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, the operating subsidiary of BHC, manufactures and distributes metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 12, “Business Segments.”)

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133” (SFAS No.161). SFAS No.161 is intended to enhance the current disclosure framework of FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.161 is effective for us at the beginning of 2010. We are currently evaluating the potential impact of SFAS No. 161 on the financial statements.

2.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the six months ended March 29, 2009 and March 30, 2008:

($ in millions)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash paid during the period for:
Interest	$13.6	$19.4
Income taxes	1.3	2.6

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.7	$1.9
Assets acquired through capital lease	–	0.4

3.	INVENTORIES

The components of inventories as of March 29, 2009 and September 28, 2008 were:

($ in millions)

	March 29, 2009	September 28, 2008
Raw materials	$24.3	$32.6
Work-in-progress	39.0	39.0
Finished goods	30.0	40.6

Total inventories	$93.3	$112.2

4.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of March 29, 2009 and September 28, 2008 were:

($ in millions)

	March 29, 2009	September 28, 2008
Other current assets
Income taxes receivable	$0.4	$2.8
Deferred tax assets	7.2	7.2
Other	5.4	10.7

Total other current assets	$13.0	$20.7

Other current liabilities
Accrued salaries and wages	$12.1	$13.5
Accrued interest	11.1	10.1
Accrued rebates	6.3	10.6
Other	17.8	18.2

Total other current liabilities	$47.3	$52.4

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the six months ended March 29, 2009 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 28, 2008	$122.3	$128.7	$251.0
Currency translation adjustment	(1.7)	(3.9)	(5.6)

Balance, March 29, 2009	$120.6	$124.8	$245.4

Other Intangible Assets

The components of other intangible assets as of March 29, 2009 and September 28, 2008 were:

($ in millions)

	March 29, 2009			September 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$180.8	$(66.9)	$113.9	$185.5	$(61.5)	$124.0
Tradenames	25.7	(9.5)	16.2	26.2	(8.6)	17.6

Total amortizable intangible assets	206.5	(76.4)	130.1	211.7	(70.1)	141.6

Unamortizable intangible assets
Technology	0.6	–	0.6	0.6	–	0.6

Total other intangible assets	$207.1	$(76.4)	$130.7	$212.3	$(70.1)	$142.2

The useful lives of customer relationships range from 14 to 18 years and the useful lives of tradenames range from 10 to 15 years.

Expected Future Amortization Expense

Expected future amortization expense as of March 29, 2009 was:

($ in millions)

Amortization Expense
Fiscal year
2009 (remainder)	$7.4
2010	14.6
2011	14.0
2012	13.4
2013	12.4
Thereafter	68.3

Total expected future amortization expense	$130.1

6.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding as of March 29, 2009 and September 28, 2008 consisted of:

($ in millions)

	March 29, 2009	September 28, 2008
Long-term debt
10% senior subordinated notes due October 2010	$200.0	$200.0
Variable rate term loan, U.S. dollar denominated, maturing July 2013	153.8	168.2
Variable rate term loan, Canadian dollar denominated, maturing July 2013	40.4	53.1

Total long-term debt	394.2	421.3
Less current portion of long-term debt	(1.0)	(18.9)

Long-term debt, net of current portion	$393.2	$402.4

The current portion of long-term debt as of September 28, 2008 included a mandatory repayment of $18.4 million. Of the repayment, $14.0 million represented a repayment on the U.S. dollar denominated term loan and $4.4 million represented a repayment on the Canadian dollar denominated term loan (at the time of repayment, the amount was $3.7 million due to a change in the exchange rate between the U.S. dollar and the Canadian dollar.) The repayments occurred in December 2008.

The current portion of long-term debt as of September 28, 2008 also included a $0.5 million scheduled repayment on the U.S. dollar denominated term loan that occurred on September 30, 2008. Under the terms of the credit agreement, non-scheduled repayments generally reduce the subsequent four scheduled payments and then reduce the remaining payments thereafter on a pro rata basis. The next scheduled repayments on the term loans are not due until December 2009 because of the prepayments in December 2008.

The weighted-average interest rate on variable rate credit facility borrowings as of March 29, 2009 and September 28, 2008 was approximately 3.7% and 4.8%, respectively.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of March 29, 2009 were:

($ in millions)

Amount Due
Fiscal year
2009 (remainder)	$–
2010	2.0
2011	202.0
2012	2.0
2013	188.2
Thereafter	–

Total scheduled maturities of long-term debt	$394.2

Senior Subordinated Notes

All of BWAY’s U.S. subsidiaries have fully and unconditionally guaranteed $200.0 million principal amount of 10% Senior Subordinated Notes due October 15, 2010 (the “2010 Notes”). The notes were redeemable prior to maturity at 101.67% of the principal amount during the twelve-month period that began on October 15, 2008. In the third quarter of 2009, BWAY redeemed all of the 2010 Notes. The notes were redeemed, in part, with the proceeds of a new senior subordinated note offering due 2014. See Note 13, “Subsequent Event.”

As of March 29, 2009, we were in compliance with applicable financial covenants related to the senior notes.

Credit Facility

Our credit facility consists of a U.S. denominated term loan (the U.S. term loan), a $50.0 million revolving credit facility (the U.S. revolver), a Canadian denominated term loan (the Canadian term loan) and a US$5.0 million equivalent revolving credit facility (the Canadian revolver), (collectively, the credit facility). We initially borrowed $190.0 million on the U.S. term loan and Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) on the Canadian term loan. We have subsequently made repayments of these term loans that we may not re-borrow.

BWAY is the borrower of the U.S. term loan and only BWAY can borrow on the U.S. revolver. ICL is the borrower of the Canadian term loan and only ICL can borrow on the Canadian revolver. The Canadian revolver can be drawn in either U.S. dollars or Canadian dollars, at the option of the borrower.

The term loans mature on July 17, 2013 and the revolving credit facilities mature on July 17, 2012.

The term loans are subject to scheduled quarterly repayments. Scheduled repayments may be offset by voluntary prepayments or by mandatory repayments. In December 2008, we made a $14.0 million mandatory repayment on the U.S. term loan and a $3.7 million mandatory repayment on the Canadian term loan. These mandatory repayments offset the scheduled quarterly repayments for 2009. Scheduled quarterly repayments of approximately $0.4 million on the U.S. term loan and approximately $0.1 million on the Canadian term loan will resume in December 2009 and continue through March 31, 2013. The remaining unpaid balance is due on the maturity date.

Amounts repaid on the term loans may not be re-borrowed. The mandatory repayments in December 2008 represented a portion of “excess cash flow,” as defined in the credit agreement, from 2008.

Interest accrues on the term loans at a variable base rate plus a fixed margin. As of March 29, 2009, the effective interest rate on outstanding U.S. and Canadian term loan borrowings was approximately 3.6% and 4.0%, respectively.

Interest on outstanding revolving credit facility borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. As of March 29, 2009, we had $5.7 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.3 million. As of March 29, 2009, we had $0.1 million in standby letter of credit commitments that reduced the amount available to borrow under the Canadian revolver to $4.9 million.

BHC and each of our U.S. subsidiaries have guaranteed the U.S. term loan and U.S. revolver, each of which is secured by substantially all the U.S. assets of BWAY and the assets of BHC. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian term loan and Canadian revolver, each of which is secured by all of the assets of ICL.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are limited in the amount of capital expenditures we may expend annually, and we may be required to make mandatory repayments of the term loans based on “excess cash flow.”

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

The required minimum consolidated interest coverage ratio is 3.05. For the twelve months ended March 29, 2009, the consolidated total leverage ratio could not exceed 3.80. These ratios are determined at the end of each quarter for the twelve month period then ended.

The covenants contained in the credit agreement, including the ratios discussed above, are subject to a number of important limitations and exceptions. As of March 29, 2009, we were in compliance with all applicable financial covenants contained in the credit agreement.

Deferred Financing Costs

We are amortizing approximately $15.0 million in financing costs related to the senior notes and credit facility. Financing costs are amortized to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. As of March 29, 2009 and September 28, 2008, approximately $5.7 million and $6.9 million, respectively, of the deferred costs remained to be amortized. Deferred financing costs are recorded in “other assets.”

In the third quarter of 2009, BWAY redeemed the 2010 Notes and wrote-off the related unamortized deferred financing costs. BWAY also issued new notes and deferred the related financing costs, which will be amortized over the term of the notes. See Note 13, “Subsequent Event.”

7.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of March 29, 2009 and September 28, 2008 were:

($ in millions)

	March 29, 2009	September 28, 2008
Employee benefit obligation liabilities
Defined benefit pension plan	$3.4	$3.5
Retiree medical and other postretirement benefits	6.8	6.7
Deferred compensation	6.0	6.0

Total employee benefit obligation liabilities	$16.2	$16.2

As of March 29, 2009 and September 28, 2008, approximately $1.2 million of employee benefit obligation liabilities were recorded in other current liabilities and approximately $15.0 million of employee benefit obligation liabilities were recorded in other liabilities.

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three and six months ended March 29, 2009 and March 30, 2008 were:

($ in millions)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Defined benefit pension plan
Interest cost	$0.2	$0.1	$0.4	$0.3
Expected return on plan assets	(0.2)	(0.2)	(0.3)	(0.4)

	–	(0.1)	0.1	(0.1)

Other benefits
Interest cost	0.1	0.1	0.2	0.2

Total net period benefit cost	$0.1	$–	$0.3	$0.1

Multiemployer Pension Liabilities

As of March 29, 2009 and September 28, 2008, we had accrued pension withdrawal liabilities of $3.4 million related to multiemployer pension plans that covered certain union employees at our facility in Franklin Park, Illinois (“Franklin Park”) that we closed in 2008 (see Note 8, “Restructuring.”)

8.	RESTRUCTURING

In connection with our on-going productivity and cost-savings initiatives, in March 2008 we announced our intent to close Franklin Park and in May 2008 we announced our intent to close our manufacturing facility in Cleveland, Ohio (“Cleveland.”) We began the closure of Franklin Park during the second quarter of 2008 and began the closure of Cleveland during the third quarter of 2008. As of September 28, 2008, operations had ceased at these facilities and as of March 30, 2009 the closure of these facilities was substantially complete.

In the first six months of 2009, we eliminated approximately 50 salaried positions and recorded a restructuring charge of approximately $0.5 million related to severance and benefits. We recorded a restructuring charge of $0.4 million in the first six months of 2009 primarily related to severance and benefits for the closure of Cleveland, costs associated with the removal of equipment from the closed facilities and holding costs associated with the closed facilities. We expect to record additional restructuring charges of approximately $0.3 million during the remainder of 2009 related to these restructuring plans.

The restructuring plans for Franklin Park and Cleveland are discussed in further detail in Note 15, “Restructuring and Reorganization Liabilities,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

The components of restructuring liabilities by reportable segment as of September 28, 2008 and March 29, 2009 and the change in the liabilities during the six months ended March 29, 2009 were:

($ in millions)

	Balance, September 28, 2008	Additions	Expenditures	Balance, March 29, 2009
Plastic packaging segment
Severance and benefit costs	$0.5	$0.2	$(0.6)	$0.1
Facility closure costs	1.1	0.4	(0.5)	1.0

Total plastic packaging segment restructuring liability	1.6	0.6	(1.1)	1.1

Metal packaging segment
Severance and benefit costs	0.2	0.4	(0.6)	–
Pension withdrawal liabilities	3.4	–	–	3.4
Facility closure costs	1.6	0.4	(0.7)	1.3

Total metal packaging segment restructuring liability	5.2	0.8	(1.3)	4.7

Total restructuring liabilities	$6.8	$1.4	$(2.4)	$5.8

As of September 28, 2008 and March 29, 2009, restructuring liabilities were recorded in the other current liabilities with the exception of $3.4 million related to the Franklin Park pension withdrawal liabilities which were recorded in other liabilities.

9.	STOCKHOLDERS’ EQUITY

Net Income (Loss) per Share

Net income (loss) per share for the three and six months ended March 29, 2009 and March 30, 2008 was:

($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income (loss)	$8.7	$1.1	$6.0	$(2.8)

Basic net income (loss) per share
Weighted-average number of shares outstanding (000s)	21,907	21,679	21,886	21,670

Basic net income (loss) per share	$0.40	$0.05	$0.27	$(0.13)

Diluted net income (loss) per share
Weighted-average number of shares outstanding (000s)	21,907	21,679	21,886	21,670
Dilutive effect of stock options (000s)	1,088	2,471	1,021	–

Weighted-average number of shares outstanding assuming dilution (000s)	22,995	24,150	22,907	21,670

Diluted net income (loss) per share	$0.38	$0.05	$0.26	$(0.13)

Common stock equivalents excluded from the computation of diluted earnings per share due to anti-dilutive effect (000s)	952	382	900	2,853

Comprehensive Income (Loss) Information

The components of comprehensive income (loss) for the three and six months ended March 29, 2009 and March 30, 2008 were:

($ in millions)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Comprehensive Income (Loss)
Net income (loss)	$8.7	$1.1	$6.0	$(2.8)
Foreign currency translation adjustments	(0.5)	(1.1)	(4.6)	(0.8)

Comprehensive income (loss)	$8.2	$–	$1.4	$(3.6)

The components of accumulated other comprehensive loss as of September 28, 2008 and March 29, 2009 and the change during the period were:

($ in millions)

	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 28, 2008	$(2.5)	$1.8	$(0.7)
Change	–	(4.6)	(4.6)

Balance, March 29, 2009	$(2.5)	$(2.8)	$(5.3)

10.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

Our share-based compensation plans are described in Note 10, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first six months of 2009, options to acquire 145,000 shares of BHC common stock were granted under the BWAY Holding Company 2007 Annual Incentive Plan (the Omnibus Incentive Plan). As of March 29, 2009, there were 1,825,767 options available for grant under the Omnibus Incentive Plan. All options outstanding under the Omnibus Incentive Plan will vest annually in three equal tranches beginning on the first anniversary of the grant date.

There were no grants under the Amended and Restated BCO Holding Stock Incentive Plan (the Holding Incentive Plan) during the six months ended March 29, 2009. In December 2008, the compensation committee of the board of directors terminated the Holding Incentive Plan. The termination does not affect outstanding options previously granted under the plan.

As of March 29, 2009, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BHC common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche. The first tranche will vest if the average per share closing price of BHC’s common stock over any consecutive 45 day period during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37.

The weighted-average fair value at the grant date for options granted during the first six months of 2009 was $2.70 per share subject to option, which we estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BHC’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 1.7%; and (iv) an expected option term of 6.0 years. The common stock of BHC has only been publicly traded for a limited period and sufficient historical data does not exist to provide a reasonable basis upon which to estimate an expected option term. As such, we use the simplified method provided for in SEC Staff Accounting Bulletin (SAB) Topic 14.D.2, “Share-Based Payment—Certain Assumptions Used in Valuation Methods –Expected Term,” which is applicable to “plain vanilla” options and for companies that conclude that historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. All options granted during the first six months of 2009 were “plain vanilla.”

Stock-Based Compensation Expense

Stock-based compensation expense for the three and six months ended March 29, 2009 and March 30, 2008 was recorded in the statement of operations as follows:

($ in millions)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$(0.2)	$0.5	$–	$1.0
Selling and administrative expense	0.5	1.3	1.2	2.6

Total stock-based compensation expense	$0.3	$1.8	$1.2	$3.6

Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 12, “Business Segments.”

The vesting criteria for certain unvested options outstanding under the Holding Incentive Plan as of the public offering of BHC common stock in 2007 were modified to condition vesting based on the market performance of BHC common stock. The modification resulted in stock-based compensation expense to be recognized over a derived service period of approximately 38 months beginning in June 2007. We have recognized approximately $9.6 million of the expense through March 29, 2009 and expect to recognize approximately $0.4 million in the remainder of 2009. Stock-based compensation expense in the three and six months ended March 29, 2009 and March 30, 2008 related to this modification with the exception of less than $0.1 million that related to grants subsequent to the public offering.

Although the entire expense related to the modification will be fully accrued in fiscal 2009, until the related options are vested (based on the performance criteria discussed above), future stock-based compensation expense may be reduced for any forfeitures of the unvested options in excess of estimated forfeiture rates (primarily because of employee terminations).

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

In a letter dated March 14, 2007, the United States Environmental Protection Agency (“EPA”) informed us that corrective action was required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (RCRA) with respect to corrective action obligations. We are working with the EPA to address their concerns, and we have notified the former owner of the site that we believe has indemnity obligations to us with respect to these claims.

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at our Homerville facility. We settled this matter in the second quarter of 2009 for $0.2 million, which was accrued as of March 29, 2009 and September 28, 2008.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The amounts related to these liabilities (including those amounts noted above) are included in other current liabilities and were approximately $0.4 million as of March 29, 2009 and as of September 28, 2008. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $6.4 million as of March 29, 2009 and $7.4 million as of September 28, 2008.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” above. We had accrued liabilities relating to pending litigation matters, other than as discussed below, of approximately $0.7 million and $0.4 million as of March 29, 2009 and September 28, 2008, respectively.

As of March 29, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to lead paint litigation, which is described under “Lead Paint Litigation” in Note 16, “Contingencies,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Letters of Credit

As of March 29, 2009, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.8 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of March 29, 2009, approximately 29% of our hourly workforce was covered by seven separate collective bargaining agreements. One of the collective bargaining agreements, representing approximately 14% of our unionized workforce, will become amendable in 2009.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

In 2008, we purchased approximately 80% of our steel requirements from four suppliers of steel. During 2009, we expect to continue to purchase approximately 80% of our steel requirements from at least four suppliers of steel.

12.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments: metal packaging and plastic packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products they manufacture. The primary raw material and manufacturing process are unique for each segment. Our business segments are further described below.

Metal Packaging. The metal packaging segment includes the metal packaging products that we have historically offered. Primary products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal packaging is included in a separate division of the company with management and production facilities and processes distinct from our plastic packaging segment. The metal packaging segment includes steel pails manufactured by ICL.

Plastic Packaging. The plastic packaging segment includes the plastic packaging products manufactured and distributed by NAMPAC and ICL. Primary products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic packaging is included in a separate division of the company with management and production facilities and processes distinct from our metal packaging segment.

We do not allocate stock-based compensation expense or certain administrative expenses, related primarily to accounting and finance, information technology, payroll and human resources and other general administrative expenses, each to the extent not allocated to the divisions, to the business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

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

The following tables set forth certain financial information attributable to our business segments for the three and six months ended March 29, 2009 and March 30, 2008:

($ in millions)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net sales
Metal packaging	$133.6	$140.5	$264.5	$264.9
Plastic packaging	72.5	103.1	154.1	196.1

Consolidated net sales	$206.1	$243.6	$418.6	$461.0

Income (Loss) Before Income Taxes
Segment earnings
Metal packaging	$22.3	$19.9	$33.8	$30.4
Plastic packaging	14.7	10.3	21.5	18.4

Segment earnings	37.0	30.2	55.3	48.8

Expenses not distributed to segments
Corporate undistributed expenses	4.0	3.6	7.5	7.6
Depreciation and amortization (summarized below)	10.8	11.5	21.9	22.6
Restructuring	0.7	4.2	1.4	4.2
Interest, net	7.4	9.3	15.6	18.8
Other	0.2	0.1	(0.6)	0.2

Total expenses not distributed to segments	23.1	28.7	45.8	53.4

Consolidated income (loss) before income taxes	$13.9	$1.5	$9.5	$(4.6)

Depreciation and amortization
Metal packaging	$5.0	$5.9	$10.4	$11.5
Plastic packaging	5.4	5.4	10.8	10.7

Segment depreciation and amortization	10.4	11.3	21.2	22.2
Corporate	0.4	0.2	0.7	0.4

Consolidated depreciation and amortization	$10.8	$11.5	$21.9	$22.6

The following table sets forth total assets attributable to our business segments as of March 29, 2009 and September 28, 2008:

($ in millions)

	March 29, 2009	September 28, 2008
Total assets
Metal packaging	$306.8	$322.6
Plastic packaging	285.8	316.6

Segment total assets	592.6	639.2
Corporate	172.7	243.2

Total assets	$765.3	$882.4

For the three and six months ended March 29, 2009, approximately 92% of net sales were to customers in the United States and approximately 8% were to customers in Canada. For the three and six months ended March 30, 2008, approximately 90% of net sales were to customers in the United States, approximately 9% were to customers in Canada and the remainder were to customers in other countries.

For the three and six months ended March 29, 2009, approximately 93% of metal packaging segment net sales were to customers in the United States, approximately 6% were to customers in Canada and the remainder were to customers in other countries. For the three and six months ended March 30, 2008, approximately 92% of metal packaging segment net sales were to customers in the United States and approximately 8% were to customers in Canada.

For the three and six months ended March 29, 2009, approximately 89% of plastic packaging segment net sales were to customers in the United States, approximately 10% were to customers in Canada and the remainder were to customers in other countries. For the three and six months ended March 30, 2008, approximately 88% of plastic packaging segment net sales were to customers in the United States and approximately 12% were to customers in Canada.

As of March 29, 2009 and September 28, 2008, approximately $7.3 million and $8.8 million, respectively, of our long-lived assets were located in Canada.

13.	SUBSEQUENT EVENT

Senior Subordinated Notes

2014 Notes

On April 6, 2009, BWAY completed a private placement offering of approximately $228.5 million aggregate principal amount of 10% Senior Subordinated Notes due April 15, 2014 (“2014 Notes”) which priced at a discount to par of 87.513%. The 2014 Notes were issued pursuant to an indenture, dated as of April 6, 2009 (the “Indenture”), among BWAY, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee.”)

The 2014 Notes are unsecured and subordinated to all of BWAY’s existing and future senior debt, including its existing credit facilities. Each of BWAY’s wholly-owned U.S. subsidiaries (the “Guarantors”) will guarantee the 2014 Notes with a guarantee that will be unsecured and subordinated to all existing and future senior debt of each such subsidiary. If any subsidiary of BWAY that is not a Guarantor guarantees certain indebtedness of BWAY in the future, such subsidiary will guarantee the 2014 Notes.

BWAY may redeem the 2014 Notes, in whole or in part, at any time on or after April 15, 2011 at the redemption prices set forth in the 2014 Notes. In addition, prior to April 15, 2011, BWAY may redeem up to 35% of the 2014 Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus accrued interest. If BWAY undergoes a change of control or sells certain of its assets, it may be required to offer to purchase the 2014 Notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The Indenture contains covenants limiting BWAY’s and the Guarantors’ ability to: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends or distributions on capital stock or repurchase capital stock; (iii) make certain investments; (iv) create liens on assets to secure debt; (v) engage in transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets, in each case subject to a number of limitations and exceptions provided in the Indenture.

Upon the occurrence of customary events of default the Trustee or the holders of 25% of the principal amount of the outstanding 2014 Notes may declare the principal of and accrued and unpaid interest on the 2014 Notes to be due and payable. Upon the occurrence of certain bankruptcy events affecting BWAY or certain of its subsidiaries the principal of and accrued and unpaid interest on the 2014 Notes will become immediately due and payable without any declaration or other act on the part of the Trustee or any holder.

The 2014 Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act.

In connection with the issuance of the 2014 Notes, BWAY and the Guarantors entered into a registration rights agreement, dated as of April 6, 2009, with the initial purchasers of the 2014 Notes (the “Registration Rights Agreement”), obligating BWAY, to use its commercially reasonable efforts to file with the Securities and Exchange Commission (the “Commission”) and cause to become effective a registration statement relating to an offer to exchange the 2014 Notes for new notes evidencing the same continuing indebtedness as the 2014 Notes with terms substantially identical to the 2014 Notes. BWAY will not be required to consummate the exchange offer to the extent that before April 7, 2010 (1) the 2014 Notes are freely tradeable pursuant to Rule 144 under the Securities Act and (2) the restrictive legend has been removed from the 2014 Notes. If applicable interpretations of the staff of the Commission do not permit BWAY to effect the exchange offer, BWAY will be required to use its commercially reasonable efforts to make available an effective shelf registration statement relating to resales of any 2014 Notes. In the event that BWAY defaults on these obligations, it will be required to pay additional interest on the 2014 Notes with respect to which such default exists until the default is cured.

We expect to incur financing costs associated with the 2014 Notes of approximately $5.3 million, which includes an underwriting fee of approximately $4.3 million. The financing costs will be capitalized and amortized to interest expense over the term of the 2014 Notes.

2010 Notes

On April 6, 2009, BWAY used the net cash proceeds from the offering of the 2014 Notes and approximately $14.5 million of cash on hand to pre-fund the redemption of the 2010 Notes and to satisfy and discharge its obligations under the indenture governing the 2010 Notes. BWAY provided notice of redemption to holders of the 2010 Notes to redeem the notes on May 6, 2009. The $14.5 million included a redemption premium of $3.3 million (1.667% of the outstanding principal) and accrued interest through May 6, 2009 of $11.2 million, which includes approximately $1.7 million of interest accrued from the date the redemption was pre-funded to the redemption date. Under the terms of the indenture, BWAY could not redeem the notes earlier than 30 days after giving the notice of redemption.

In the third quarter of 2009, BWAY expects to record an approximately $4.8 million loss on extinguishment of debt, which includes the redemption premium of $3.3 million and the write-off of approximately $1.5 million of unamortized deferred financing costs associated with the 2010 Notes.

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The 2010 Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are wholly-owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 29, 2009 and September 28, 2008, and for the three and six months ended March 29, 2009 and March 30, 2008. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

March 29, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$39.5	$2.4	$2.8	$–	$44.7
Accounts receivable, net	57.1	34.3	6.8	–	98.2
Inventories, net	71.9	16.5	4.9	–	93.3
Other current assets	39.6	2.9	0.5	(30.0)	13.0

Total current assets	208.1	56.1	15.0	(30.0)	249.2
Property, plant and equipment, net	75.1	50.2	7.3	–	132.6
Goodwill	120.2	97.7	27.5	–	245.4
Other intangible assets, net	36.4	74.8	19.5	–	130.7
Other assets	6.4	0.3	0.7	–	7.4
Intercompany	–	93.9	–	(93.9)	–
Investment in subsidiaries	282.2	22.7	–	(304.9)	–

Total assets	$728.4	$395.7	$70.0	$(428.8)	$765.3

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$30.3	$28.3	$3.6	$–	$62.2
Other current liabilities	38.6	37.0	1.7	(30.0)	47.3
Current portion of long-term debt	0.8	–	0.2	–	1.0

Total current liabilities	69.7	65.3	5.5	(30.0)	110.5
Long-term debt	353.0	–	40.2	–	393.2
Deferred tax liabilities	15.1	39.7	0.9	–	55.7
Intercompany	89.6	3.8	0.5	(93.9)	–
Other liabilities	24.4	4.7	0.2	–	29.3

Total liabilities	551.8	113.5	47.3	(123.9)	588.7

Stockholders’ Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	141.9	233.7	19.6	(253.3)	141.9
Retained earnings	40.0	52.9	5.8	(58.7)	40.0
Accumulated other comprehensive loss	(5.3)	(4.4)	(2.7)	7.1	(5.3)

Total stockholders’ equity	176.6	282.2	22.7	(304.9)	176.6

Total liabilities and stockholders’ equity	$728.4	$395.7	$70.0	$(428.8)	$765.3

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$78.3	$5.3	$8.5	$–	$92.1
Accounts receivable, net	54.6	48.5	10.2	–	113.3
Inventories, net	74.0	30.4	7.8	–	112.2
Other current assets	43.0	(23.3)	1.0	–	20.7

Total current assets	249.9	60.9	27.5	–	338.3
Property, plant and equipment, net	79.2	53.8	8.9	–	141.9
Goodwill	120.3	97.7	33.0	–	251.0
Other intangible assets, net	39.3	78.2	24.7	–	142.2
Other assets	7.8	0.3	0.9	–	9.0
Intercompany	–	–	–	–	–
Investment in subsidiaries	278.9	26.2	–	(305.1)	–

Total assets	$775.4	$317.1	$95.0	$(305.1)	$882.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$70.8	$67.3	$11.7	$–	$149.8
Other current liabilities	43.1	7.6	1.7	–	52.4
Current portion of long-term debt	14.5	–	4.4	–	18.9

Total current liabilities	128.4	74.9	17.8	–	221.1
Long-term debt	353.7	–	48.7	–	402.4
Deferred tax liabilities	15.1	39.6	1.1	–	55.8
Intercompany	80.1	(81.2)	1.1	–	–
Other liabilities	24.4	4.9	0.1	–	29.4

Total liabilities	601.7	38.2	68.8	–	708.7

Stockholders’ Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	140.4	233.7	19.6	(253.3)	140.4
Retained earnings	34.0	45.1	4.8	(49.9)	34.0
Accumulated other comprehensive (loss) income	(0.7)	0.1	1.8	(1.9)	(0.7)

Total stockholders’ equity	173.7	278.9	26.2	(305.1)	173.7

Total liabilities and stockholders’ equity	$775.4	$317.1	$95.0	$(305.1)	$882.4

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 29, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$129.6	$65.0	$11.5	$–	$206.1

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	106.5	51.0	9.3	(0.1)	166.7
Depreciation and amortization	5.2	4.8	0.8	–	10.8
Selling and administrative	5.3	0.9	0.2	–	6.4
Restructuring	0.4	0.2	0.1	–	0.7
Interest, net	6.9	–	0.5	–	7.4
Other	0.4	(0.3)	–	0.1	0.2

Total costs and expenses	124.7	56.6	10.9	–	192.2

Income before income taxes	4.9	8.4	0.6	–	13.9
Provision for income taxes	1.8	3.2	0.2	–	5.2
Equity in income of subsidiaries	5.6	0.4	–	(6.0)	–

Net income	$8.7	$5.6	$0.4	$(6.0)	$8.7

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 30, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$134.8	$90.7	$18.1	$–	$243.6

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	115.5	79.9	16.1	(0.1)	211.4
Depreciation and amortization	5.6	5.0	0.9	–	11.5
Selling and administrative	4.7	0.7	0.2	–	5.6
Restructuring	3.8	–	0.4	–	4.2
Interest, net	8.4	–	0.9	–	9.3
Other	0.1	(0.1)	–	0.1	0.1

Total costs and expenses	138.1	85.5	18.5	–	242.1

(Loss) income before income taxes	(3.3)	5.2	(0.4)	–	1.5
(Benefit from) provision for income taxes	(1.0)	1.7	(0.3)	–	0.4
Equity in income (loss) of subsidiaries	3.4	(0.1)	–	(3.3)	–

Net income (loss)	$1.1	$3.4	$(0.1)	$(3.3)	$1.1

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 29, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$256.2	$137.3	$25.1	$–	$418.6

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	222.7	115.1	21.2	(0.2)	358.8
Depreciation and amortization	10.4	9.8	1.7	–	21.9
Selling and administrative	10.0	1.6	0.4	–	12.0
Restructuring	0.8	0.5	0.1	–	1.4
Interest, net	14.5	–	1.1	–	15.6
Other	0.6	(0.4)	(1.0)	0.2	(0.6)

Total costs and expenses	259.0	126.6	23.5	–	409.1

(Loss) income before income taxes	(2.8)	10.7	1.6	–	9.5
(Benefit from) provision for income taxes	(1.0)	3.9	0.6	–	3.5
Equity in income of subsidiaries	7.8	1.0	–	(8.8)	–

Net income	$6.0	$7.8	$1.0	$(8.8)	$6.0

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 30, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$252.4	$171.7	$36.9	$–	$461.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	223.8	152.1	32.7	(0.3)	408.3
Depreciation and amortization	11.0	9.8	1.8	–	22.6
Selling and administrative	9.5	1.5	0.5	–	11.5
Restructuring	3.8	–	0.4	–	4.2
Interest, net	16.9	–	1.9	–	18.8
Other	0.2	(0.3)	–	0.3	0.2

Total costs and expenses	265.2	163.1	37.3	–	465.6

(Loss) income before income taxes	(12.8)	8.6	(0.4)	–	(4.6)
(Benefit from) provision for income taxes	(4.4)	2.9	(0.3)	–	(1.8)
Equity in income (loss) of subsidiaries	5.6	(0.1)	–	(5.5)	–

Net (loss) income	$(2.8)	$5.6	$(0.1)	$(5.5)	$(2.8)

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 29, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(11.3)	$(9.1)	$(0.6)	$–	$(21.0)

Cash Flows from Investing Activities
Capital expenditures	(3.5)	(2.8)	(0.4)	–	(6.7)
Change in intercompany	–	9.0	0.5	(9.5)	–

Net cash (used in) provided by investing activities	(3.5)	6.2	0.1	(9.5)	(6.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(14.4)	–	(3.7)	–	(18.1)
Other	(0.1)	–	–	–	(0.1)
Change in intercompany	(9.5)	–	–	9.5	–

Net cash (used in) provided by financing activities	(24.0)	–	(3.7)	9.5	(18.2)

Effect of exchange rate changes on cash and cash equivalents	–	–	(1.5)	–	(1.5)

Net (decrease) increase in cash and cash equivalents	(38.8)	(2.9)	(5.7)	–	(47.4)
Cash and cash equivalents, beginning of period	78.3	5.3	8.5	–	92.1

Cash and cash equivalents, end of period	$39.5	$2.4	$2.8	$–	$44.7

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 30, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(29.3)	$11.4	$(0.3)	$–	$(18.2)

Cash Flows from Investing Activities
Capital expenditures	(10.2)	(8.8)	(1.4)	–	(20.4)

Net cash used in investing activities	(10.2)	(8.8)	(1.4)	–	(20.4)

Cash Flows from Financing Activities
Repayments of long-term debt	(0.4)	–	(0.3)	–	(0.7)
Other	(0.1)	–	–	–	(0.1)

Net cash (used in) provided by financing activities	(0.5)	–	(0.3)	–	(0.8)

Effect of exchange rate changes on cash and cash equivalents	–	–	(0.3)	–	(0.3)

Net (decrease) increase in cash and cash equivalents	(40.0)	2.6	(2.3)	–	(39.7)
Cash and cash equivalents, beginning of period	44.3	1.5	7.6	–	53.4

Cash and cash equivalents, end of period	$4.3	$4.1	$5.3	$–	$13.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this management’s discussion and analysis, references to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization) and references to gross margin percentage refer to such gross margin as a percentage of net sales. In addition, a reference to a year is a reference to our fiscal year unless otherwise indicated. The 2009 fiscal year ends on September 27, 2009.

Segments

We report our results of operations in two segments: metal packaging and plastic packaging. Our products within each of these segments include:

Metal packaging: general line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans and a variety of other specialty cans, including ammunition boxes, that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants, ammunition and other end-use products.

Plastic packaging: injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-tech coatings, high-solid coatings, roofing mastic and adhesives, driveway sealants and other end-use products.

Factors Affecting Our Results of Operations

For a discussion of factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report.

Overview

Principal changes in our results of operations for the three months ended March 29, 2009 (the second quarter of 2009) as compared to the three months ended March 30, 2008 (the second quarter of 2008) (each, the second quarter) and for the six months ended March 29, 2009 (year to date 2009 or the first six months of 2009) as compared to the six months ended March 30, 2008 (year to date 2008 or the first six months of 2008) (each, year to date or the first six months) were these:

•

For the second quarter, net sales decreased 15.4% to $206.1 million and gross margin increased 22.4% to $39.4 million. For the year to date, net sales decreased 9.2% to $418.6 million and gross margin increased 13.5% to $59.8 million.

•

For the metal packaging segment in the second quarter, net sales decreased 4.9% to $133.6 million and gross margin increased 9.8% to $23.5 million. For the metal packaging segment year to date, net sales decreased 0.2% to $264.5 million and gross margin increased 9.0% to $36.3 million.

•

For the plastic packaging segment in the second quarter, net sales decreased 29.7% to $72.5 million and gross margin increased 38.9% to $15.7 million. For the plastic packaging segment year to date, net sales decreased 21.4% to $154.1 million and gross margin increased 15.2% to $23.5 million.

•

In the second quarter, consolidated net sales decreased approximately 19% due to lower volume, metal packaging segment net sales declined approximately 21% on volume and plastic packaging segment net sales declined approximately 16% on volume. For the year to date, consolidated net sales, metal packaging segment net sales and plastic packaging segment net sales each decreased approximately 17% due to lower volume.

•

For the second quarter and year to date consolidated and metal packaging net sales, the impact of the decline in volume was offset by higher selling prices previously implemented in response to an increase in the cost of raw materials and by a favorable change in the mix of products sold. In addition to the impact from lower volume, plastic packaging segment net sales decreased in the second quarter and year to date due to lower selling prices resulting from the pass through of decreases in the cost of resin and to an unfavorable change in the mix of products sold.

•

For the second quarter, consolidated gross margin percentage increased to 19.1% from 13.2%, metal packaging segment gross margin percentage increased to 17.6% from 15.2% and plastic packaging segment gross margin percentage increased to 21.7% from 11.0%. For the year to date, consolidated gross margin percentage increased to 14.3% from 11.4%, metal packaging segment gross margin percentage increased to 13.7% from 12.6% and plastic packaging segment gross margin percentage increased to 15.2% from 10.4%. For the second quarter and year to date, we were able to offset the impact of declines in volume on the gross margin percentages through changes in selling prices relative to the pass through of changes in raw material costs and cost reduction initiatives implemented in the latter part of 2008.

•

Interest expense, net, decreased 20.4% to $7.4 million for the second quarter and decreased 17.0 % to $15.6 million for the year to date, each primarily because of lower interest rates and lower average outstanding borrowings.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments: metal packaging and plastic packaging. For a discussion of our business segments, see Note 12, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

The following tables set forth changes in our statements of operations for the periods indicated.

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales	$206.1	$243.6	(15.4)%
Cost of products sold (excluding depreciation and amortization)	166.7	211.4	(21.1)

Gross margin	39.4	32.2	22.4

Depreciation and amortization	10.8	11.5	(6.1)
Selling and administrative expense	6.4	5.6	14.3
Restructuring expense	0.7	4.2	(83.3)
Interest expense, net	7.4	9.3	(20.4)
Other	0.2	0.1	100.0

Income before income taxes	13.9	1.5	NM
Provision for income taxes	5.2	0.4	NM

Net income	$8.7	$1.1	NM %

NM—Not Meaningful

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales	$418.6	$461.0	(9.2)%
Cost of products sold (excluding depreciation and amortization)	358.8	408.3	(12.1)

Gross margin	59.8	52.7	13.5

Depreciation and amortization	21.9	22.6	(3.1)
Selling and administrative expense	12.0	11.5	4.3
Restructuring expense	1.4	4.2	(66.7)
Interest expense, net	15.6	18.8	(17.0)
Other	(0.6)	0.2	NM

Income (loss) before income taxes	9.5	(4.6)	NM
Provision for (benefit from) income taxes	3.5	(1.8)	NM

Net income (loss)	$6.0	$(2.8)	NM %

NM—Not Meaningful

Net Sales

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales by segment
Metal packaging	$133.6	$140.5	(4.9)%
Plastic packaging	72.5	103.1	(29.7)

Consolidated net sales	$206.1	$243.6	(15.4)%

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales by segment
Metal packaging	$264.5	$264.9	(0.2)%
Plastic packaging	154.1	196.1	(21.4)

Consolidated net sales	$418.6	$461.0	(9.2)%

The 4.9% decrease in metal packaging segment net sales in the second quarter of 2009 as compared to the second quarter of 2008 resulted from a decrease in metal packaging segment volume of approximately 21% partially offset by price increases in 2008 to pass through increases in raw material costs and a favorable mix of products sold. Metal packaging net sales decreased slightly year to date as compared to year to date 2008 as volume declines in the second quarter nearly offset the impact of favorable cost pass through in the first quarter. The decrease in metal packaging segment sales overall volume was primarily due to lower demand for paint and other general line containers. Demand for architectural paint and coatings, the largest end use market segment for our metal packaging containers, remained weak during the quarter due to the weak overall general economic environment. Product mix had a favorable impact on metal packaging segment net sales as volumes for larger containers, which typically have higher sales prices, were proportionately higher than volumes for smaller containers.

The 29.7% decrease in plastic packaging segment net sales in the second quarter of 2009 as compared to the second quarter of 2008 resulted from lower volume of approximately 16%, an unfavorable mix of products sold and lower selling prices resulting from the pass through of decreases in the cost of resin. The decrease in plastic packaging segment net sales year to date as compared to year to date 2008 was due to the lower volume and lower selling prices resulting from the pass through of decreases in the cost of resin. Consistent with the change in metal packaging segment net sales, the largest end use market segment for our plastic packaging containers (architectural paint and coatings), remained weak during the quarter due to the weak overall general economic environment.

Cost of Products Sold and Gross Margin

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Cost of products sold by segment
Metal packaging	$110.1	$119.1	(7.6)%
Plastic packaging	56.8	91.8	(38.1)

Segment CPS	166.9	210.9	(20.9)
Corporate undistributed expenses	(0.2)	0.5	NM

Consolidated CPS	$166.7	$211.4	(21.1)%

NM—Not Meaningful

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Cost of products sold by segment
Metal packaging	$228.2	$231.6	(1.5)%
Plastic packaging	130.6	175.7	(25.7)

Segment CPS	358.8	407.3	(11.9)
Corporate undistributed expenses	–	1.0	(100.0)

Consolidated CPS	$358.8	$408.3	(12.1)%

NM—Not Meaningful

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Gross margin by segment
Metal packaging	$23.5	$21.4	9.8%
Gross margin percentage	17.6%	15.2%
Plastic packaging	15.7	11.3	38.9

Gross margin percentage	21.7%	11.0%
Segment gross margin	39.2	32.7	19.9
Corporate undistributed expenses	0.2	(0.5)	NM

Consolidated gross margin	$39.4	$32.2	22.4%

Gross margin percentage	19.1%	13.2%

NM—Not Meaningful

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Gross margin by segment
Metal packaging	$36.3	$33.3	9.0%
Gross margin percentage	13.7%	12.6%
Plastic packaging	$23.5	$20.4	15.2

Gross margin percentage	15.2%	10.4%
Segment gross margin	$59.8	$53.7	11.4
Corporate undistributed expenses	–	(1.0)	(100.0)

Consolidated gross margin	$59.8	$52.7	13.5%

Gross margin percentage	14.3%	11.4%

NM—Not Meaningful

Metal packaging segment cost of products sold, excluding depreciation and amortization, (CPS) decreased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to lower volume partially offset by higher steel costs.

Metal packaging segment gross margin percentage increased to 17.6% and 13.7% in the second quarter and first six months of 2009, respectively, from 15.2% and 12.6% in the second quarter and first six months of 2008, respectively. The increases in metal packaging segment gross margin percentage were positively affected by higher selling prices resulting from the pass through of higher steel costs and a cost reduction program implemented in the latter part of 2008, partially offset by lower volume.

Plastic packaging segment CPS decreased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to lower volume and lower resin costs.

Plastic packaging segment gross margin percentage increased to 21.7% and 15.2% in the second quarter and first six months of 2009, respectively, from 11.0% and 10.4% in the second quarter and first six months of 2008, respectively. The increases in plastic packaging segment gross margin percentage were positively affected by lower selling prices relative to lower resin costs and a cost reduction program implemented in the latter part of 2008, partially offset by lower volume.

The increase in plastic packaging segment gross margin percentage in the second quarter is partially due to unusual fluctuations in the market price of resin. The improvement in plastic packaging segment gross margin percentage for the second quarter is due to the timing of changes in selling price relative to raw material costs resulting from the market fluctuations.

Depreciation and Amortization

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Depreciation and amortization by segment
Metal packaging	$5.0	$5.9	(15.3)%
Plastic packaging	5.4	5.4	—

Segment depreciation and amortization	10.4	11.3	(8.0)
Corporate undistributed expenses	0.4	0.2	100.0

Consolidated depreciation and amortization	$10.8	$11.5	(6.1)%

NM—Not Meaningful

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Depreciation and amortization by segment
Metal packaging	$10.4	$11.5	(9.6)%
Plastic packaging	10.8	10.7	0.9

Segment depreciation and amortization	21.2	22.2	(4.5)
Corporate undistributed expenses	0.7	0.4	75.0

Consolidated depreciation and amortization	$21.9	$22.6	(3.1)%

NM—Not Meaningful

The decrease in depreciation and amortization expense (D&A) in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 is a result of lower amortization expense as amortization expense decreases over the life of the other intangibles partially offset by higher depreciation expense associated with higher capital expenditures in 2008. Metal packaging segment depreciation expense in the second quarter and first six months of 2008 included $0.5 million of additional depreciation associated with the closure of Franklin Park.

Selling and Administrative Expense

Three months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Selling and administrative expense by segment
Metal packaging	$1.2	$1.5	(20.0)%
Plastic packaging	1.0	1.0	–

Segment selling and administrative expense	2.2	2.5	(12.0)
Corporate undistributed expenses	4.2	3.1	35.5

Consolidated selling and administrative expense	$6.4	$5.6	14.3%

NM—Not Meaningful

Six months ended March 29, 2009 (2009) and March 30, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Selling and administrative expense by segment
Metal packaging	$2.5	$2.9	(13.8)%
Plastic packaging	2.0	2.0	–

Segment selling and administrative expense	4.5	4.9	(8.2)
Corporate undistributed expenses	7.5	6.6	13.6

Consolidated selling and administrative expense	$12.0	$11.5	4.3%

NM—Not Meaningful

Corporate undistributed selling and administrative expenses in the second quarter and first six months of 2008 included a $1.0 million reduction in the allowance for doubtful accounts based on revised estimates of collectability. Excluding this adjustment, corporate undistributed selling and administrative expenses increased $0.2 million in the second quarter of 2009 compared to the second quarter of 2008 and were unchanged in the first six months of 2009 compared to the first six months of 2008. The increase in the second quarter was primarily due to higher performance based bonus expense partially offset by lower stock-based compensation. The decrease in stock-based compensation in 2009 is consistent with the expected decrease as stock-based compensation expense related to modifications made in 2007 declines at the end of the amortization period.

Restructuring Expense

In the second quarter and first six months of 2009, we recorded approximately $0.1 million and $0.5 million, respectively, related to severance and benefits associated with headcount reductions in 2009. In addition, we recorded approximately $0.5 million and $0.8 million in the second quarter and first six months of 2009, respectively, in expenses related to the closure of Franklin Park and Cleveland in 2008. Restructuring charges in the second quarter and first six months of 2008 included the initial $4.3 million charge for expenses associated with closure of Franklin Park.

We expect to record approximately $0.3 million in the remainder of 2009 related to these closures. See Note 8, “Restructuring,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Interest, Other and Income Taxes

Interest Expense, Net. The decrease in interest expense, net, in the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008 is primarily due to lower interest rates and a decrease in average outstanding debt.

Other. Other income, net, in the first six months of 2009 was $0.6 million compared to other expense, net, of $0.2 million in the first six months of 2008. The change in other is primarily related to gains realized on foreign exchange transactions as the U.S. dollar strengthened against the Canadian dollar in the first quarter.

Provision For (Benefit From) Income Taxes. The provision for income taxes in the first six months of 2009 was $3.5 million for an effective tax rate of approximately 37% as compared to benefit from income taxes of $1.8 million for an effective tax rate of approximately 39% in the first six months of 2008.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” in the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of March 29, 2009 except as related to the maturity and refinancing of the senior notes due 2010. The risk factor related to the maturity and refinancing of the senior notes due 2010 was mitigated in the third quarter of 2009 when the notes were redeemed using proceeds from a new senior debt offering (see below). Other risk factors related to the 2010 notes are generally applicable to the new notes which are due in April 2014.

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

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. As of March 29, 2009, we were in compliance with our debt covenants. With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends between BWAY and BHC.

As of March 29, 2009, BWAY had $44.3 million and ICL had $4.9 million available under revolving credit facilities. As of March 29, 2009, we had $44.7 million of cash on hand.

In the first quarter of 2009, we repaid $18.1 million on the term loans, including a mandatory Excess Cash Flow (as defined in the credit agreement) repayment of $17.7 million in December 2008. As such, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.5 million will resume in December 2009 and continue through March 2013.

As of March 29, 2009, there was $194.2 million in outstanding borrowings subject to variable interest rates at a weighted-average borrowing rate of 3.7%.

We expect capital expenditures in 2009 of approximately $18.0 million to $20.0 million. Approximately $8.0 million of planned capital expenditures in 2009 are for projects begun in 2008.

In the third quarter of 2009, BWAY redeemed its $200.0 million in aggregate principal amount of 10% senior subordinated notes due 2010 at a redemption price of 101.667% of the outstanding principal plus accrued interest. The 2010 notes were redeemed using the proceeds from the issuance of approximately $228.5 million of 10% senior subordinated notes due 2014 that were issued at a discount to par of 87.513% and cash on hand. For a further discussion of the 2014 notes, see Note 13, “Subsequent Event” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. The new notes will result in additional interest payments of approximately $2.9 million annually.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the six months ended March 29, 2009 (2009) and March 30, 2008 (2008):

($ in millions)

	2009	2008	Percentage Change
Cash used in operating activities	$(21.0)	$(18.2)	15.4%
Cash used in investing activities	(6.7)	(20.4)	(67.2)
Cash used in financing activities	(18.2)	(0.8)	NM
Effect of exchange rate changes	(1.5)	(0.3)	NM

Net decrease in cash and cash equivalents	$(47.4)	$(39.7)	19.4%

Cash and cash equivalents, end of period	$44.7	$13.7	NM %

NM—Not Meaningful

Operating Activities

Cash used in operating activities increased $2.8 million to $21.0 million in the first six months of 2009 compared to cash used in operating activities in the first six months of 2008. The increase is primarily due to an increase in primary working capital (accounts receivable and inventories less accounts payable) of $53.9 million in the first six months of 2009 compared to $34.1 million in the first six months of 2008. The increase in primary working capital in the first six months of 2009 compared with the first six months of 2008 is due to a decrease in accounts payable partially offset by reductions in accounts receivable and inventory. The decrease in accounts payable in the first six months of 2009 is primarily due to the timing of disbursements at the end of the quarter, to lower inventory levels and to the decrease in the value of resin included in accounts payable at the end of the quarter. The reduction in accounts receivable in the first six months of 2009 is primarily due to lower sales. The reduction in inventory in the first six months of 2009 is primarily due to lower volume, lower cost of resin in inventory and more effective management of inventory levels.

Investing Activities

Cash used in investing activities decreased $13.6 million in the first six months of 2009 as compared to the first six months of 2008. The decrease is due to higher capital expenditures in 2008 to complete projects related to machinery and equipment for the production of new plastic containers developed in 2007 and for the production of aerosol components.

Financing Activities

Cash used in financing activities increased $17.4 million in the first six months of 2009 as compared to the first six months of 2008. The increase is due to an $18.1 million mandatory “excess cash flow” debt repayment of the term loans in December 2008. A mandatory, unscheduled debt repayment was not required and we did not make a voluntary debt repayment in the first six months of 2008 due to the use of cash in the second half of 2007 related to the June 2007 initial public offering of BHC common stock.

Long-term debt outstanding, including the current portion, decreased $27.1 million or 6.4% in the first six months of 2009 to $394.2 million as of March 29, 2009. The decrease was due to debt repayments of $18.1 million and changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes of $9.0 million. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of March 29, 2009, we had borrowings of $194.2 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the first six months of 2009 and 2008, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars that are funded through operations in Canada, other purchases from foreign suppliers in transactions not denominated in U.S. dollars are not significant, and we do not believe we are exposed to a significant market risk of exchange rate changes related to such purchases.

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

We manage these risks by consolidating our purchases among a select group of suppliers and, as discussed below, through certain cost change pass through mechanisms in our sales agreements. The consolidation of suppliers enables us to use leverage in negotiating pricing and supply. However, an interruption in the ability of these suppliers to provide raw materials could have a material adverse effect on our financial position, results of operations and cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and global demand.

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

Off-Balance Sheet Arrangements

As of March 29, 2009, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.9 million primarily in favor of our workers’ compensation insurers.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

We expect to pay approximately $3.4 million related to a multi-employer pension withdrawal liability associated with the closure of Franklin Park (see Note 8, “Restructuring,” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The exact amount of the liability and repayment terms will be determined following the end of the plan year in which the last covered employee is terminated.

For a further discussion of the pension withdrawal liability and a summary of our other significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments,” of the Annual Report. The nature of the obligations presented in the Annual Report has not materially changed as of March 29, 2009. As discussed above under “Liquidity and Capital Resources,” in the third quarter of 2009, BWAY redeemed its senior notes due in October 2010 using the proceeds of a new senior debt offering due in April 2014. The affected amounts in the contractual obligations table will be disclosed in the Form 10-Q for the third quarter of 2009.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in related to the U.S. Dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including the principal executive and principal financial officers, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2009. Based on this evaluation, management, including the principal executive and principal financial officers, concluded that the disclosure controls and procedures of the Company were effective as of March 29, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We had accrued liabilities relating to pending litigation matters, other than as discussed below, of approximately $0.7 million and $0.4 million as of March 29, 2009 and September 28, 2008, respectively.

Other than as noted below, there have been no material changes to the legal proceedings disclosed in the Annual Report.

Aerosol Can Litigation

Plaze, Inc. and Claire-Sprayway, Inc. v. Bway Corporation, In the Superior Court of the State of Delaware in and for New Castle County, Case No. 08C-12-216-JRJ

On or about December 28, 2008, Plaze, Inc. (Plaze) and Claire-Sprayway, Inc. (Claire) filed the above-captioned lawsuit against BWAY. The lawsuit arises from BWAY’s supply of aerosol cans to Plaze and Claire and attempts to state two causes of action against BWAY: (1) bad faith breach of contract and (2) fraudulent inducement. Plaze alleges losses and seeks to recover all available damages in an amount no less than three times Plaze’s non-punitive damages, attorneys’ fees and costs and any other damages the court deems appropriate.

BWAY filed a partial motion to dismiss the Plaze complaint on February 13, 2009. Pursuant to an agreement between the parties, plaintiffs will be filing an amended complaint. Discovery recently has begun.

We intend to defend the lawsuit vigorously. Given the preliminary nature of this lawsuit, we cannot at this time assess whether an adverse judgment ultimately may be returned against BWAY and what the impact of any such judgment might be.

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

Public Nuisance Cases

State Of Ohio

This action was dismissed by Plaintiff, without prejudice, on February 6, 2009.

As of March 29, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

Item 4. Submission of Matters to a Vote of Security Holders

BWAY Holding held its annual meeting of stockholders on February 27, 2009 at which time the stockholders voted on the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 29, 2009 as follows:

For:	18,981,088	99.7%
Against:	7,208	–%
Abstain:	65,586	0.3%

There were 2,853,497 broker non-votes.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement between BWAY Corporation and Kenneth M. Roessler made as of February 24, 2009.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

FORWARD-LOOKING STATEMENTS

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

BWAY Holding Company
(Registrant)

Date: May 7, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BWAY Corporation
(Registrant)

Date: May 7, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)