Form 10-Q
period 2009-06-28
BWAY CORP; BWAY Holding CO
filed 2009-08-07
CIK 943897, 1392179

As Filed with the Securities and Exchange Commission on August 7, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

June 28, 2009

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

Registrant
BWAY Holding Company	☐	Yes	☐ No
BWAY Corporation	☐	Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Registrant
BWAY Holding Company	☐	Yes	☑ No
BWAY Corporation	☐	Yes	☑ No

Registrant	Description of Common Stock	Shares Outstanding at August 5, 2009
BWAY Holding Company	Par Value $0.01 per share	21,979,921
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended June 28, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

($ in millions, except par value)

	June 28, 2009	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$72.1	$92.1
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $1.2	113.2	113.3
Inventories, net	100.2	112.2
Other current assets	14.5	20.7

Total current assets	300.0	338.3

Property, plant and equipment, net	128.9	141.9
Goodwill	246.7	251.0
Other intangible assets, net	128.5	142.2
Other assets	11.8	9.0

Total assets	$815.9	$882.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$102.5	$149.8
Other current liabilities	44.1	52.4
Current portion of long-term debt	1.5	18.9

Total current liabilities	148.1	221.1

Long-term debt	396.9	402.4
Deferred tax liabilities	56.0	55.8
Other liabilities	27.6	29.4

Total liabilities	628.6	708.7

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 21,979,921 and 21,860,650 shares issued and outstanding	0.2	0.2
Additional paid-in capital	135.5	133.7
Retained earnings	55.0	40.5
Accumulated other comprehensive loss	(3.4)	(0.7)

Total stockholders’ equity	187.3	173.7

Total liabilities and stockholders’ equity	$815.9	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$236.4	$274.0	$655.0	$735.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	189.8	233.9	548.6	642.2
Depreciation and amortization	10.6	12.1	32.5	34.7
Selling and administrative	6.0	6.8	18.0	18.3
Restructuring	1.5	1.4	2.9	5.6
Interest, net	10.8	8.3	26.4	27.1
Loss on extinguishment of debt	4.8	—	4.8	—
Other	0.2	0.3	(0.4)	0.5

Total costs and expenses	223.7	262.8	632.8	728.4

Income before income taxes	12.7	11.2	22.2	6.6

Provision for income taxes	4.2	3.1	7.7	1.3

Net income	$8.5	$8.1	$14.5	$5.3

Net income per share (Note 10)
Basic	$0.39	$0.37	$0.66	$0.25
Diluted	0.36	0.35	0.62	0.23

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

($ in millions)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash Flows from Operating Activities
Net income	$14.5	$5.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21.4	22.8
Amortization of other intangible assets	11.1	11.9
Amortization of debt issuance costs	1.7	1.6
Amortization of debt discount	0.9	—
Benefit from doubtful accounts	(0.2)	(1.2)
Loss on disposition of property, plant and equipment	—	0.1
Deferred income taxes	0.4	(1.6)
Stock-based compensation expense	0.9	5.3
Loss on extinguishment of debt	4.8	—
Changes in operating assets and liabilities:
Accounts receivable	(0.7)	(19.1)
Inventories	11.2	(4.1)
Other assets	4.7	(2.3)
Accounts payable	(45.6)	(4.8)
Other liabilities	(9.0)	(6.1)
Income taxes, net	1.3	(0.1)

Net cash provided by operating activities	17.4	7.7

Cash Flows from Investing Activities
Capital expenditures	(9.7)	(28.1)

Net cash used in investing activities	(9.7)	(28.1)

Cash Flows from Financing Activities
Proceeds from issuance of senior subordinated notes	200.0	—
Repayment of senior subordinated notes	(200.0)	—
Premium paid on call of senior subordinated notes	(3.3)	—
Repayments of other long-term debt	(18.1)	(1.3)
Principal repayments under capital lease obligations	(0.2)	(0.2)
Proceeds from stock option exercises	0.3	—
Excess tax benefit related to share-based payments	0.2	—
Debt issuance costs	(5.5)	—

Net cash used in financing activities	(26.6)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1

Net decrease in cash and cash equivalents	(20.0)	(21.8)

Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$72.1	$31.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in millions, except par value)

	June 28, 2009	September 28, 2008
Assets
Current Assets
Cash and cash equivalents	$72.1	$92.1
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $1.2	113.2	113.3
Inventories, net	100.2	112.2
Other current assets	14.5	20.7

Total current assets	300.0	338.3

Property, plant and equipment, net	128.9	141.9
Goodwill	246.7	251.0
Other intangible assets, net	128.5	142.2
Other assets	11.8	9.0

Total assets	$815.9	$882.4

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$102.5	$149.8
Other current liabilities	44.1	52.4
Current portion of long-term debt	1.5	18.9

Total current liabilities	148.1	221.1

Long-term debt	396.9	402.4
Deferred tax liabilities	56.0	55.8
Other liabilities	27.6	29.4

Total liabilities	628.6	708.7

Commitments and contingencies (Note 12)

Stockholder’s Equity
Preferred stock, $0.01 par value, 500 shares authorized	—	—
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	142.2	140.4
Retained earnings	48.5	34.0
Accumulated other comprehensive loss	(3.4)	(0.7)

Total stockholder’s equity	187.3	173.7

Total liabilities and stockholder’s equity	$815.9	$882.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$236.4	$274.0	$655.0	$735.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	189.8	233.9	548.6	642.2
Depreciation and amortization	10.6	12.1	32.5	34.7
Selling and administrative	6.0	6.8	18.0	18.3
Restructuring	1.5	1.4	2.9	5.6
Interest, net	10.8	8.3	26.4	27.1
Loss on extinguishment of debt	4.8	—	4.8	—
Other	0.2	0.3	(0.4)	0.5

Total costs and expenses	223.7	262.8	632.8	728.4

Income before income taxes	12.7	11.2	22.2	6.6

Provision for income taxes	4.2	3.1	7.7	1.3

Net income	$8.5	$8.1	$14.5	$5.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

($ in millions)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash Flows from Operating Activities
Net income	$14.5	$5.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21.4	22.8
Amortization of other intangible assets	11.1	11.9
Amortization of debt issuance costs	1.7	1.6
Amortization of debt discount	0.9	—
Benefit from doubtful accounts	(0.2)	(1.2)
Loss on disposition of property, plant and equipment	—	0.1
Deferred income taxes	0.4	(1.6)
Stock-based compensation expense	0.9	5.3
Loss on extinguishment of debt	4.8	—
Changes in operating assets and liabilities:
Accounts receivable	(0.7)	(19.1)
Inventories	11.2	(4.1)
Other assets	4.7	(2.3)
Accounts payable	(45.6)	(4.8)
Other liabilities	(9.0)	(6.1)
Income taxes, net	1.3	(0.1)

Net cash provided by operating activities	17.4	7.7

Cash Flows from Investing Activities
Capital expenditures	(9.7)	(28.1)

Net cash used in investing activities	(9.7)	(28.1)

Cash Flows from Financing Activities
Proceeds from issuance of senior subordinated notes	200.0	—
Repayment of senior subordinated notes	(200.0)	—
Premium paid on call of senior subordinated notes	(3.3)	—
Repayments of other long-term debt	(18.1)	(1.3)
Principal repayments under capital lease obligations	(0.2)	(0.2)
Proceeds from stock option exercises	0.3	—
Excess tax benefit related to share-based payments	0.2	—
Debt issuance costs	(5.5)	—

Net cash used in financing activities	(26.6)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1

Net decrease in cash and cash equivalents	(20.0)	(21.8)

Cash and cash equivalents, beginning of period	92.1	53.4

Cash and cash equivalents, end of period	$72.1	$31.6

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

These notes are applicable equally to BHC and BWAY with the exception of “Net Income per Share” in Note 10, “Stockholders’ Equity,” which is applicable only to BHC and Note 14, “Supplemental Guarantor Subsidiaries Information,” which is applicable only to BWAY.

Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations or cash flows that may be expected for the full fiscal year.

Unless otherwise indicated, references in these notes to years or quarters relate to fiscal years or quarterly periods and references to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico.

Our fiscal year ends on the Sunday closest to September 30. Effective for fiscal years beginning after 2009, our fiscal year will end on September 30 rather than the Sunday closest to September 30. Fiscal 2009 will end September 27, 2009 and fiscal 2010 will begin September 28, 2009. The quarter ending December 31, 2009 will be the first quarter ending on the calendar month basis.

Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries currently report their financial position, results of operations and cash flows on a calendar month basis with a fiscal year ending on September 30. NAMPAC and ICL are included in the unaudited condensed consolidated financial statements as of June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 and June 30, 2008. There were no significant or unusual transactions between the calendar and fiscal ending dates that should have been considered in the consolidated financial statements.

Subsequent Events

We have considered subsequent events through August 7, 2009, the date of issuance, in preparing the unaudited condensed consolidated financial statements.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, the operating subsidiary of BHC, manufactures and distributes metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 13, “Business Segments”).

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in the Annual Report, except for the following, which have been grouped by their required effective dates for us.

Recently Adopted Accounting Pronouncements

Third Quarter of 2009

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and 124-2”). FSP No. FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP No. FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP No. FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP No. FAS 157-4 also requires a reporting entity to define major categories for equity securities and debt securities to be major security types. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 111 (“SAB No. 111”). SAB No. 111 amends and replaces SAB Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to provide guidance for assessing whether an impairment of a debt security is other than temporary. SAB No. 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP No. FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this statement did not have a material impact on our consolidated financial statement footnote disclosures. The disclosures required by the FSP can be found in Note 5, “Fair Value of Financial Instruments.”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this statement did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Fourth Quarter of 2009

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. With the exception of certain grandfathered guidance, the Codification will supersede all then existing non-SEC accounting and reporting standards upon its effective date. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

First Quarter of 2010

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), to amend SFAS No. 141 (revised 2007) “Business Combinations.” FSP No. 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements, absent any material business combinations.

In June 2009, the SEC Staff issued SAB No. 112 (“SAB No. 112”). SAB No. 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

First Quarter of 2011

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. We are currently evaluating the impact the adoption of this statement will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We are currently evaluating the impact the adoption of this statement will have on our consolidated financial statements.

2.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the nine months ended June 28, 2009 and June 29, 2008:

($ in millions)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash paid during the period for:
Interest	$26.6	$32.5
Income taxes	7.2	2.9

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.4	$2.0
Assets acquired through capital lease	—	0.4

3.	INVENTORIES

The components of inventories as of June 28, 2009 and September 28, 2008 were:

($ in millions)

	June 28, 2009	September 28, 2008
Raw materials	$28.2	$32.6
Work-in-progress	40.1	39.0
Finished goods	31.9	40.6

Total inventories	$100.2	$112.2

4.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of June 28, 2009 and September 28, 2008 were:

($ in millions)

	June 28, 2009	September 28, 2008
Other current assets
Income taxes receivable	$1.6	$2.8
Deferred tax assets	7.1	7.2
Other	5.8	10.7

Total other current assets	$14.5	$20.7

Other current liabilities
Accrued salaries and wages	$14.8	$13.5
Accrued interest	6.7	10.1
Accrued rebates	5.6	10.6
Other	17.0	18.2

Total other current liabilities	$44.1	$52.4

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We do not carry any financial instruments at fair value. Other than our long-term debt, we believe the carrying amounts of financial instruments at June 28, 2009 approximate the fair values of those instruments.

Estimated fair value of long-term debt as of June 28, 2009:

($ in millions)

	Carrying Value	Estimated Fair Value
Long-term debt
10% senior subordinated notes due April 2014, gross of debt discount	$228.5	$228.0
Variable rate term loan, U.S. dollar denominated, maturing July 2013	153.8	133.8
Variable rate term loan, Canadian dollar denominated, maturing July 2013	43.7	38.0

	426.0	$399.8

Unamortized debt discount	(27.6)

Total long-term debt	$398.4

We have estimated the fair value of our long-term debt financial instruments based on quoted market prices in the secondary credit market.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the nine months ended June 28, 2009 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 28, 2008	$122.3	$128.7	$251.0
Currency translation adjustment	(1.0)	(2.4)	(3.4)
FIN 48 adjustment (1)	—	(0.9)	(0.9)

Balance, June 28, 2009	$121.3	$125.4	$246.7

(1)	In the third quarter of 2009, we reversed $0.9 million of previously recorded uncertain tax benefits related to tax years prior to our acquisition of NAMPAC. The statute of limitations on these tax years expired during the quarter. When we adopted FIN 48 in 2008, the initial entry recorded the pre-acquisition tax contingencies as a purchase accounting adjustment that was recorded to goodwill.

Other Intangible Assets

The components of other intangible assets as of June 28, 2009 and September 28, 2008 were:

($ in millions)

	June 28, 2009			September 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$182.6	$(70.6)	$112.0	$185.5	$(61.5)	$124.0
Tradenames	25.9	(10.0)	15.9	26.2	(8.6)	17.6

Total amortizable intangible assets	208.5	(80.6)	127.9	211.7	(70.1)	141.6

Unamortizable intangible assets
Technology	0.6	—	0.6	0.6	—	0.6

Total other intangible assets	$209.1	$(80.6)	$128.5	$212.3	$(70.1)	$142.2

The useful lives of customer relationships range from 14 to 18 years and the useful lives of tradenames range from 10 to 15 years.

Expected Future Amortization Expense

Expected future amortization expense as of June 28, 2009 was:

($ in millions)

Fiscal year	Amortization Expense
2009 (remainder)	$3.7
2010	14.8
2011	14.2
2012	13.5
2013	12.6
Thereafter	69.1

Total expected future amortization expense	$127.9

7.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding as of June 28, 2009 and September 28, 2008 consisted of:

($ in millions)

	June 28, 2009	September 28, 2008
Long-term debt
10% senior subordinated notes due April 2014	$228.5	$—
10% senior subordinated notes due October 2010	—	200.0
Variable rate term loan, U.S. dollar denominated, maturing July 2013	153.8	168.2
Variable rate term loan, Canadian dollar denominated, maturing July 2013	43.7	53.1

	426.0	421.3
Unamortized debt discount	(27.6)	—

Total long-term debt	398.4	421.3
Less current portion of long-term debt	(1.5)	(18.9)

Long-term debt, net of current portion	$396.9	$402.4

The weighted-average interest rate on variable rate credit facility borrowings as of June 28, 2009 and September 28, 2008 was approximately 3.4% and 4.8%, respectively.

Current Portion of Long-Term Debt

The current portion of long-term debt as of September 28, 2008 included a mandatory repayment of $18.4 million. Of the repayment, $14.0 million represented a repayment on the U.S. dollar denominated term loan and $4.4 million represented a repayment on the Canadian dollar denominated term loan (at the time of repayment, the U.S. dollar equivalent was $3.7 million due to a change in the exchange rate between the U.S. dollar and the Canadian dollar.) The repayments occurred in December 2008.

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

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of June 28, 2009 were:

($ in millions)

Fiscal year	Amount Due
2009 (remainder)	$—
2010	2.0
2011	2.1
2012	2.0
2013	191.4
Thereafter	228.5

Total scheduled maturities of long-term debt	$426.0

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

The 2014 Notes are unsecured and subordinated to all of BWAY’s existing and future senior debt, including its existing credit facilities. Each of BWAY’s wholly-owned U.S. subsidiaries (the “Guarantors”) have guaranteed the 2014 Notes with a guarantee that will be unsecured and subordinated to all existing and future senior debt of each such subsidiary. If any subsidiary of BWAY that is not a Guarantor guarantees certain indebtedness of BWAY in the future, such subsidiary will guarantee the 2014 Notes.

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

In connection with the issuance of the 2014 Notes, BWAY and the Guarantors entered into a registration rights agreement, dated as of April 6, 2009, with the initial purchasers of the 2014 Notes (the “Registration Rights Agreement”), obligating BWAY, to use its commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange the 2014 Notes for new notes evidencing the same continuing indebtedness as the 2014 Notes with terms substantially identical to the 2014 Notes. BWAY will not be required to consummate the exchange offer to the extent that before April 7, 2010 (1) the 2014 Notes are freely tradeable pursuant to Rule 144 under the Securities Act and (2) the restrictive legend has been removed from the 2014 Notes. If applicable interpretations of the staff of the SEC do not permit BWAY to effect the exchange offer, BWAY will be required to use its commercially reasonable efforts to make available an effective shelf registration statement relating to resales of any 2014 Notes. In the event that BWAY defaults on these obligations, it will be required to pay additional interest on the 2014 Notes with respect to which such default exists until the default is cured.

We incurred costs of approximately $5.5 million associated with the issuance of the 2014 Notes. The amount includes an underwriting fee of approximately $4.3 million. The costs have been capitalized and are being amortized to interest expense over the term of the 2014 Notes.

As of June 28, 2009, we were in compliance with applicable financial covenants related to the senior notes.

2010 Notes

On April 6, 2009, BWAY used the net cash proceeds from the offering of the 2014 Notes and approximately $14.5 million of cash on hand to pre-fund the redemption of the 2010 Notes and to satisfy and discharge its obligations under the indenture governing the 2010 Notes. On April 6, 2009, BWAY provided notice of redemption to holders of the 2010 Notes. The $14.5 million included a redemption premium of $3.3 million (1.667% of the then outstanding principal) and accrued interest through May 6, 2009, the date of redemption, of $11.2 million, which included approximately $1.7 million of interest accrued from the date the redemption was pre-funded to the date the notes were redeemed. Under the terms of the notes, BWAY could not redeem the notes prior to 30 days after providing the notice of redemption.

Loss on Extinguishment of Debt

In the third quarter of 2009, we recorded a loss on extinguishment of debt of $4.8 million. The loss includes a redemption premium of $3.3 million (as discussed above) and the write-off of approximately $1.5 million of unamortized debt issuance costs associated with the 2010 Notes.

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

Interest accrues on the term loans at a variable base rate plus a fixed margin. As of June 28, 2009, the effective interest rate was approximately 3.6% on outstanding U.S. loan borrowings and approximately 2.7% on outstanding Canadian term loan borrowings.

Interest on outstanding revolving credit facility borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. As of June 28, 2009, we had $5.4 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.6 million. As of June 28, 2009, we had $0.2 million in standby letter of credit commitments that reduced the amount available to borrow under the Canadian revolver to $4.8 million.

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

The required minimum consolidated interest coverage ratio is 3.05. For the twelve months ended June 28, 2009, the consolidated total leverage ratio could not exceed 3.80. These ratios are determined at the end of each quarter for the twelve month period then ended.

The covenants contained in the credit agreement, including the ratios discussed above, are subject to a number of important limitations and exceptions. As of June 28, 2009, we were in compliance with all applicable financial covenants contained in the credit agreement.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $12.6 million related to the 2014 Notes and our credit facility. The costs are amortized to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. As of June 28, 2009, approximately $9.2 million of deferred costs remained to be amortized. Deferred debt issuance costs are recorded in “other assets” on the unaudited condensed consolidated balance sheets.

As of September 28, 2008, approximately $6.9 million of deferred costs remained to be amortized. The unamortized costs at September 28, 2008 included costs related to the issuance of the 2010 Notes, a portion of which were written off in the third quarter of 2009 as discussed above under “Loss on Extinguishment of Debt.”

8.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of June 28, 2009 and September 28, 2008 were:

($ in millions)	June 28, 2009	September 28, 2008
Employee benefit obligation liabilities
Defined benefit pension plan	$3.4	$3.5
Retiree medical and other postretirement benefits	6.9	6.7
Deferred compensation	5.9	6.0

Total employee benefit obligation liabilities	$16.2	$16.2

As of June 28, 2009 and September 28, 2008, approximately $1.2 million of employee benefit obligation liabilities were recorded in “other current liabilities” on the unaudited condensed consolidated balance sheets and approximately $15.0 million of employee benefit obligation liabilities were recorded in “other liabilities” on the unaudited condensed consolidated balance sheets.

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three and nine months ended June 28, 2009 and June 29, 2008 were:

	Three Months Ended		Nine Months Ended
($ in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Defined benefit pension plan
Interest cost	$0.2	$0.2	$0.6	$0.5
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of actuarial loss	0.1	—	0.1	—

	0.1	—	0.2	(0.1)

Other benefits
Interest cost	0.1	0.1	0.3	0.3

Total net period benefit cost	$0.2	$0.1	$0.5	$0.2

Multiemployer Pension Liabilities

As of June 28, 2009 and September 28, 2008, we had accrued pension withdrawal liabilities of $3.4 million related to multiemployer pension plans that covered certain union employees at our facility in Franklin Park, Illinois (“Franklin Park”) that we closed in 2008 (see Note 9, “Restructuring.”)

9.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of September 28, 2008 and June 28, 2009 and the change in the liabilities during the nine months ended June 28, 2009 were:

($ in millions)	Balance, September 28, 2008	Additions	Expenditures	Balance, June 28, 2009
Plastic packaging segment
Severance and benefit costs	$0.5	$0.2	$(0.7)	$—
Facility closure costs	1.1	0.5	(0.8)	0.8

Total plastic packaging segment restructuring liability	1.6	0.7	(1.5)	0.8

Metal packaging segment
Severance and benefit costs	0.2	0.1	(0.3)	—
Pension withdrawal liabilities	3.4	—	—	3.4
Facility closure costs	1.6	0.5	(1.0)	1.1

Total metal packaging segment restructuring liability	5.2	0.6	(1.3)	4.5

Corporate unallocated
Severance and benefit costs	—	1.6	(0.5)	1.1

Total restructuring liabilities	$6.8	$2.9	$(3.3)	$6.4

As of September 28, 2008 and June 28, 2009, restructuring liabilities were recorded in the other current liabilities with the exception of $3.4 million related to the Franklin Park pension withdrawal liabilities which were recorded in other liabilities. The nature of the liabilities is discussed below.

Division Consolidation

In May 2009, the Board of Directors approved a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the change in the operating structure change will increase management efficiency and lower overhead expenses in support of its continued efforts to reduce the Company’s overall cost base. Under the plan, divisional offices will be closed, approximately 23 salaried positions will be eliminated and approximately 20 salaried positions will be relocated.

We estimate the plan will result in restructuring expenses of approximately $3.1 million, consisting of approximately $1.6 million for severance and benefits, approximately $1.3 million for employee relocations and approximately $0.2 million for other associated costs.

We recognized approximately $1.1 million of the estimated severance and benefits costs in the third quarter of 2009 and estimate that approximately $0.4 million of the costs will be recognized in the fourth quarter of 2009 and the remaining $0.1 million will be recognized in the first quarter of 2010. Employee relocation expenses and other costs will be recognized as they are incurred; we estimate that the majority of these costs will be recognized in the fourth quarter of 2009.

The amount and timing of cash flows estimated above are preliminary and will be updated as facts and circumstances warrant.

Other Initiatives

In connection with our on-going productivity and cost-savings initiatives, in 2008 we announced our intent to close Franklin Park and our manufacturing facility in Cleveland, Ohio (“Cleveland.”) We began the closures during the third quarter of 2008 and operations have ceased at the facilities. Until the leases on these facilities expire, we will continue to incur certain holding costs. The restructuring plans for Franklin Park and Cleveland are discussed in further detail in Note 15, “Restructuring and Reorganization Liabilities,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

We recorded a restructuring charge of approximately $0.3 million and $1.1 million in the third quarter and first nine months of 2009, respectively, primarily related to costs associated with removal of equipment and holding costs associated with the closed facilities. We expect to record additional restructuring charges of approximately $0.1 million in the fourth quarter of 2009 related to these restructuring plans.

In the first nine months of 2009, we recorded restructuring charges of approximately $0.7 million related to severance and benefits related to the elimination of certain other salaried positions.

10.	STOCKHOLDERS’ EQUITY

Net Income per Share

Net income per share for the three and nine months ended June 28, 2009 and June 29, 2008 was:

($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$8.5	$8.1	$14.5	$5.3
Basic net income per share
Weighted-average number of shares outstanding (000s)	21,937	21,682	21,903	21,674

Basic net income per share	$0.39	$0.37	$0.66	$0.25

Diluted net income per share
Weighted-average number of shares outstanding (000s)	21,937	21,682	21,903	21,674
Dilutive effect of stock options (000s)	1,860	1,573	1,391	1,659

Weighted-average number of shares outstanding assuming dilution (000s)	23,797	23,255	23,294	23,333

Diluted net income per share	$0.36	$0.35	$0.62	$0.23

Common stock equivalents excluded from the computation of diluted earnings per share due to anti-dilutive effect (000s)	702	399	795	261

Comprehensive Income Information

The components of comprehensive income for the three and nine months ended June 28, 2009 and June 29, 2008 were:

($ in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Comprehensive Income
Net income	$8.5	$8.1	$14.5	$5.3
Foreign currency translation adjustments	1.9	0.2	(2.7)	(0.6)

Comprehensive income	$10.4	$8.3	$11.8	$4.7

The components of accumulated other comprehensive loss as of September 28, 2008 and June 28, 2009 and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 28, 2008	$(2.5)	$1.8	$(0.7)
Change	—	(2.7)	(2.7)

Balance, June 28, 2009	$(2.5)	$(0.9)	$(3.4)

11.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

Our share-based compensation plans are described in Note 10, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first nine months of 2009, options to acquire 145,000 shares of BHC common stock were granted under the BWAY Holding Company 2007 Annual Incentive Plan (the Omnibus Incentive Plan). As of June 28, 2009, there were 1,779,037 options available for grant under the Omnibus Incentive Plan. All options outstanding under the Omnibus Incentive Plan will vest annually in three equal tranches beginning on the first anniversary of the grant date.

There were no grants under the Amended and Restated BCO Holding Stock Incentive Plan (the Holding Incentive Plan) during the nine months ended June 28, 2009. In December 2008, the compensation committee of the board of directors terminated the Holding Incentive Plan. The termination does not affect outstanding options previously granted under the plan.

As of June 28, 2009, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BHC common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche. The first tranche will vest if the average per share closing price of BHC’s common stock over any consecutive 45 day period during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37.

The weighted-average fair value at the grant date for options granted during the first nine months of 2009 was $2.70 per share subject to option, which we estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BHC’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 1.7%; and (iv) an expected option term of 6.0 years. The common stock of BHC has only been publicly traded for a limited period and sufficient historical data does not exist to provide a reasonable basis upon which to estimate an expected option term. As such, we use the simplified method provided for in SEC SAB Topic 14.D.2, “Share-Based Payment –Certain Assumptions Used in Valuation Methods –Expected Term,” which is applicable to “plain vanilla” options and for companies that conclude that historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. All options granted during the first nine months of 2009 were “plain vanilla.”

Stock-Based Compensation Expense

Stock-based compensation expense for the three and nine months ended June 28, 2009 and June 29, 2008 was recorded in the statement of operations as follows:

($ in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$(0.6)	$0.4	$(0.6)	$1.4
Selling and administrative expense	0.3	1.3	1.5	3.9

Total stock-based compensation expense	$(0.3)	$1.7	$0.9	$5.3

Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 13, “Business Segments.”

The vesting criteria for certain unvested options outstanding under the Holding Incentive Plan as of the public offering of BHC common stock in 2007 were modified. The modified vesting criteria conditioned vesting on the achievement of certain stock price targets of BHC common stock. The modification resulted in stock-based compensation expense to be recognized over a derived service period of approximately 38 months beginning in June 2007. As of June 28, 2009, we have fully recognized the expense of approximately $9.3 million, which is less than the original estimate of approximately $11.3 million due to the subsequent termination of certain participants.

Although the entire expense related to the modification has been fully accrued, until the related options are vested (based on the performance criteria discussed above), future stock-based compensation expense may be reduced for any forfeitures of the unvested options (primarily because of employee terminations). In the third quarter and first nine months of 2009, we reversed accrued stock-based compensation of approximately $0.7 million and $1.0 million, respectively, related to forfeitures.

Of the stock-based compensation expense recognized in the three and nine months ended June 28, 2009 and June 29, 2008, less than $0.1 million in each period relates to grants subsequent to the public offering. All other amounts related to the modification discussed above.

12.	COMMITMENTS AND CONTINGENCIES

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

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at our Homerville facility. We settled this matter in the third quarter of 2009 for $0.2 million, which was accrued as of September 28, 2008.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The amounts related to these liabilities (including those amounts noted above) are included in other current liabilities and were approximately $0.2 million as of as of June 28, 2009 and approximately $0.4 million as of September 28, 2008. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $6.3 million as of June 28, 2009 and $7.4 million as of September 28, 2008.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” above. We had accrued liabilities relating to pending litigation matters, other than as discussed below, of approximately $0.5 million and $0.4 million as of June 28, 2009 and September 28, 2008, respectively.

As of June 28, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to lead paint litigation, which is described under “Lead Paint Litigation” in Note 16, “Contingencies,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Letters of Credit

As of June 28, 2009, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.6 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of June 28, 2009, approximately 31% of our hourly workforce was covered by seven separate collective bargaining agreements. One of the collective bargaining agreements, representing approximately 15% of our unionized workforce, will become amendable in 2009.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

In 2008, we purchased approximately 80% of our steel requirements from four suppliers of steel. During 2009, we continue to purchase approximately 80% of our steel requirements from at least four suppliers of steel.

13.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. Our business segments are further described below.

Metal Packaging. The metal packaging segment includes the metal packaging products that we have historically offered. Primary products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal packaging production facilities and processes are distinct from those of our plastic packaging segment.

Plastic Packaging. The plastic packaging segment includes the plastic packaging products manufactured and distributed by NAMPAC and ICL. Primary products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic packaging and production facilities and processes are distinct from those of our metal packaging segment.

We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report. There were no inter-segment sales in the periods presented in the financial statements. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (Segment Earnings).

The following tables set forth certain financial information attributable to our business segments for the three and nine months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Nine Months Ended
($ in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales
Metal packaging	$158.1	$156.6	$422.6	$421.5
Plastic packaging	78.3	117.4	232.4	313.5

Consolidated net sales	$236.4	$274.0	$655.0	$735.0

Income Before Income Taxes
Segment earnings
Metal packaging	$30.7	$24.0	$64.5	$54.4
Plastic packaging	13.2	13.9	34.7	32.3

Segment earnings	43.9	37.9	99.2	86.7

Expenses not distributed to segments
Corporate undistributed expenses	3.3	4.6	10.8	12.2
Depreciation and amortization (summarized below)	10.6	12.1	32.5	34.7
Restructuring	1.5	1.4	2.9	5.6
Interest, net	10.8	8.3	26.4	27.1
Loss on extinguishment of debt	4.8	—	4.8	—
Other	0.2	0.3	(0.4)	0.5

Total expenses not distributed to segments	31.2	26.7	77.0	80.1

Consolidated income before income taxes	$12.7	$11.2	$22.2	$6.6

Depreciation and amortization
Metal packaging	$4.9	$5.7	$15.3	$17.2
Plastic packaging	5.3	5.9	16.1	16.6

Segment depreciation and amortization	10.2	11.6	31.4	33.8
Corporate	0.4	0.5	1.1	0.9

Consolidated depreciation and amortization	$10.6	$12.1	$32.5	$34.7

The following table sets forth total assets attributable to our business segments as of June 28, 2009 and September 28, 2008:

($ in millions)	June 28, 2009	September 28, 2008
Total assets
Metal packaging	$308.4	$322.6
Plastic packaging	287.5	316.6

Segment total assets	595.9	639.2
Corporate	220.0	243.2

Total assets	$815.9	$882.4

For the three and nine months ended June 28, 2009, approximately 92% of net sales were to customers in the United States and approximately 8% were to customers in Canada. For the three and nine months ended June 29, 2008, approximately 90% of net sales were to customers in the United States, approximately 9% were to customers in Canada and the remainder were to customers in other countries.

For the three and nine months ended June 28, 2009, approximately 93% of metal packaging segment net sales were to customers in the United States, approximately 6% were to customers in Canada and the remainder were to customers in other countries. For the three and nine months ended June 29, 2008, approximately 92% of metal packaging segment net sales were to customers in the United States and approximately 8% were to customers in Canada.

For the three and nine months ended June 28, 2009, approximately 89% of plastic packaging segment net sales were to customers in the United States and approximately 11% were to customers in Canada. For the three and nine months ended June 29, 2008, approximately 88% of plastic packaging segment net sales were to customers in the United States and approximately 12% were to customers in Canada.

As of June 28, 2009 and September 28, 2008, approximately $7.8 million and $8.8 million, respectively, of our long-lived assets were located in Canada.

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The 2014 Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are wholly-owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 28, 2009 and September 28, 2008, and for the three and nine months ended June 28, 2009 and June 29, 2008. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

June 28, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$63.4	$3.2	$5.5	$—	$72.1
Accounts receivable, net	68.3	36.8	8.1	—	113.2
Inventories, net	74.7	20.3	5.2	—	100.2
Other current assets	43.5	2.7	0.4	(32.1)	14.5

Total current assets	249.9	63.0	19.2	(32.1)	300.0

Property, plant and equipment, net	73.2	47.9	7.8	—	128.9
Goodwill	120.2	96.8	29.7	—	246.7
Other intangible assets, net	35.0	73.1	20.4	—	128.5
Other assets	10.8	0.3	0.7	—	11.8
Intercompany	—	105.1	—	(105.1)	—
Investment in subsidiaries	289.3	20.9	—	(310.2)	—

Total assets	$778.4	$407.1	$77.8	$(447.4)	$815.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60.3	$36.3	$5.9	$—	$102.5
Other current liabilities	36.2	38.8	1.2	(32.1)	44.1
Current portion of long-term debt	1.2	—	0.3	—	1.5

Total current liabilities	97.7	75.1	7.4	(32.1)	148.1

Long-term debt	353.5	—	43.4	—	396.9
Deferred tax liabilities	15.3	39.6	1.1	—	56.0
Intercompany	101.0	3.6	0.5	(105.1)	—
Other liabilities	23.6	3.8	0.2	—	27.6

Total liabilities	591.1	122.1	52.6	(137.2)	628.6

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	142.2	229.4	19.6	(249.0)	142.2
Retained earnings	48.5	58.1	6.5	(64.6)	48.5
Accumulated other comprehensive loss	(3.4)	(2.5)	(0.9)	3.4	(3.4)

Total stockholders’ equity	187.3	285.0	25.2	(310.2)	187.3

Total liabilities and stockholders’ equity	$778.4	$407.1	$77.8	$(447.4)	$815.9

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$78.3	$5.3	$8.5	$—	$92.1
Accounts receivable, net	54.6	48.5	10.2	—	113.3
Inventories, net	74.0	30.4	7.8	—	112.2
Other current assets	43.0	(23.3)	1.0	—	20.7

Total current assets	249.9	60.9	27.5		338.3

Property, plant and equipment, net	79.2	53.8	8.9	—	141.9
Goodwill	120.3	97.7	33.0	—	251.0
Other intangible assets, net	39.3	78.2	24.7	—	142.2
Other assets	7.8	0.3	0.9	—	9.0
Intercompany	—	—	—	—	—
Investment in subsidiaries	278.9	26.2	—	(305.1)	—

Total assets	$775.4	$317.1	$95.0	$(305.1)	$882.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$70.8	$67.3	$11.7	$—	$149.8
Other current liabilities	43.1	7.6	1.7	—	52.4
Current portion of long-term debt	14.5	—	4.4	—	18.9

Total current liabilities	128.4	74.9	17.8	—	221.1

Long-term debt	353.7	—	48.7	—	402.4
Deferred tax liabilities	15.1	39.6	1.1	—	55.8
Intercompany	80.1	(81.2)	1.1	—	—
Other liabilities	24.4	4.9	0.1	—	29.4

Total liabilities	601.7	38.2	68.8	—	708.7

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	140.4	233.7	19.6	(253.3)	140.4
Retained earnings	34.0	45.1	4.8	(49.9)	34.0
Accumulated other comprehensive (loss) income	(0.7)	0.1	1.8	(1.9)	(0.7)

Total stockholders’ equity	173.7	278.9	26.2	(305.1)	173.7

Total liabilities and stockholders’ equity	$775.4	$317.1	$95.0	$(305.1)	$882.4

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended June 28, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$153.6	$69.3	$13.5	$—	$236.4

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	122.5	56.6	10.8	(0.1)	189.8

Depreciation and amortization	4.8	4.9	0.9	—	10.6
Selling and administrative	5.1	0.7	0.2	—	6.0
Restructuring	1.4	0.1	—	—	1.5
Interest, net	10.3	—	0.5	—	10.8
Loss on extinguishment of debt	4.8	—	—	—	4.8
Other	—	—	0.1	0.1	0.2

Total costs and expenses	148.9	62.3	12.5	—	223.7

Income before income taxes	4.7	7.0	1.0	—	12.7
Provision for income taxes	1.4	2.5	0.3	—	4.2
Equity in income of subsidiaries	5.2	0.7	—	(5.9)	—

Net income	$8.5	$5.2	$0.7	$(5.9)	$8.5

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended June 29, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$149.7	$103.8	$20.5	$—	$274.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	126.7	90.1	17.2	(0.1)	233.9

Depreciation and amortization	5.7	5.4	1.0	—	12.1
Selling and administrative	5.7	0.8	0.3	—	6.8
Restructuring	0.9	0.3	0.2	—	1.4
Interest, net	7.4	—	0.9	—	8.3
Other	0.2	(0.1)	0.1	0.1	0.3

Total costs and expenses	146.6	96.5	19.7	—	262.8

Income before income taxes	3.1	7.3	0.8	—	11.2
Provision for income taxes	1.6	1.2	0.3	—	3.1
Equity in income of subsidiaries	6.6	0.5	—	(7.1)	—

Net income	$8.1	$6.6	$0.5	$(7.1)	$8.1

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the nine months ended June 28, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$409.8	$206.6	$38.6	$—	$655.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	345.2	171.7	32.0	(0.3)	548.6

Depreciation and amortization	15.2	14.7	2.6	—	32.5
Selling and administrative	15.1	2.3	0.6	—	18.0
Restructuring	2.2	0.6	0.1	—	2.9
Interest, net	24.8	—	1.6	—	26.4
Loss on extinguishment of debt	4.8	—	—	—	4.8
Other	0.6	(0.4)	(0.9)	0.3	(0.4)

Total costs and expenses	407.9	188.9	36.0	—	632.8

Income before income taxes	1.9	17.7	2.6	—	22.2
Provision for income taxes	0.4	6.4	0.9	—	7.7
Equity in income of subsidiaries	13.0	1.7	—	(14.7)	—

Net income	$14.5	$13.0	$1.7	$(14.7)	$14.5

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the nine months ended June 29, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$402.1	$275.5	$57.4	$—	$735.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	350.5	242.2	49.9	(0.4)	642.2

Depreciation and amortization	16.7	15.2	2.8	—	34.7
Selling and administrative	15.2	2.3	0.8	—	18.3
Restructuring	4.7	0.3	0.6	—	5.6
Interest, net	24.3	—	2.8	—	27.1
Other	0.4	(0.4)	0.1	0.4	0.5

Total costs and expenses	411.8	259.6	57.0	—	728.4

(Loss) income before income taxes	(9.7)	15.9	0.4	—	6.6
(Benefit from) provision for income taxes	(2.8)	4.1	—	—	1.3
Equity in income (loss) of subsidiaries	12.2	0.4	—	(12.6)	—

Net (loss) income	$5.3	$12.2	$0.4	$(12.6)	$5.3

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the nine months ended June 28, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$33.8	$(18.2)	$1.8	$—	$17.4

Cash Flows from Investing Activities
Capital expenditures	(5.1)	(4.0)	(0.6)	—	(9.7)
Change in intercompany	—	20.1	0.6	(20.7)	—

Net cash (used in) provided by investing activities	(5.1)	16.1	—	(20.7)	(9.7)

Cash Flows from Financing Activities
Repayments of long-term debt, net	(14.4)	—	(3.7)	—	(18.1)
Debt issuance costs	(5.5)	—	—	—	(5.5)
Other	(3.0)	—	—	—	(3.0)
Change in intercompany	(20.7)	—	—	20.7	—

Net cash (used in) provided by financing activities	(43.6)	—	(3.7)	20.7	(26.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.1)	—	(1.1)

Net decrease in cash and cash equivalents	(14.9)	(2.1)	(3.0)	—	(20.0)

Cash and cash equivalents, beginning of period	78.3	5.3	8.5	—	92.1

Cash and cash equivalents, end of period	$63.4	$3.2	$5.5	$—	$72.1

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the nine months ended June 29, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13.5)	$20.5	$0.7	$—	$7.7

Cash Flows from Investing Activities
Capital expenditures	(13.5)	(11.9)	(2.7)	—	(28.1)

Net cash used in investing activities	(13.5)	(11.9)	(2.7)	—	(28.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(0.9)		(0.4)	—	(1.3)
Other	(0.2)		—	—	(0.2)

Net cash used in financing activities	(1.1)	—	(0.4)	—	(1.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1

Net (decrease) increase in cash and cash equivalents	(28.1)	8.6	(2.3)	—	(21.8)

Cash and cash equivalents, beginning of period	44.3	1.5	7.6	—	53.4

Cash and cash equivalents, end of period	$16.2	$10.1	$5.3	$—	$31.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Principal changes in our results of operations for the three months ended June 28, 2009 (the third quarter of 2009) as compared to the three months ended June 29, 2008 (the third quarter of 2008) (each, the third quarter) and for the nine months ended June 28, 2009 (year to date 2009 or the first nine months of 2009) as compared to the nine months ended June 29, 2008 (year to date 2008 or the first nine months of 2008) (each, year to date or the first nine months) were these:

•

For the third quarter, net sales decreased 13.7% to $236.4 million and gross margin increased 16.2% to $46.6 million. For the year to date, net sales decreased 10.9% to $655.0 million and gross margin increased 14.7% to $106.4 million. Net sales for the quarter and year to date continue to be affected by the condition of the general economy.

•

For the metal packaging segment in the third quarter, net sales increased 1.0% to $158.1 million and gross margin increased 25.1% to $31.9 million. For the metal packaging segment year to date, net sales increased 0.3% to $422.6 million and gross margin increased 16.0% to $68.2 million.

•

For the plastic packaging segment in the third quarter, net sales decreased 33.3% to $78.3 million and gross margin decreased 6.0% to $14.1 million. For the plastic packaging segment year to date, net sales decreased 25.9% to $232.4 million and gross margin increased 6.2% to $37.6 million.

•

In the third quarter, consolidated net sales were impacted by a decline in volume of approximately 19%, metal packaging segment net sales were impacted by a decline in volume of 18% and plastic packaging segment net sales were impacted by a decline in volume of approximately 20%. For the year to date, consolidated net sales, metal packaging segment net sales and plastic packaging segment net sales each were impacted by a decline in volume of approximately 18%.

•

For the third quarter and year to date metal packaging net sales, the impact of the declines in volume were offset by higher selling prices previously implemented in response to an increase in the cost of raw materials. In addition to the impact from lower volume, plastic packaging segment net sales decreased in the third quarter and year to date due to lower selling prices resulting from the pass through of decreases in the cost of resin. For the third quarter and year to date consolidated net sales, the decline in net sales was a result of lower volume partially offset by higher selling prices, as discussed above.

•

For the third quarter, consolidated gross margin percentage increased to 19.7% from 14.6%, metal packaging segment gross margin percentage increased to 20.2% from 16.3% and plastic packaging segment gross margin percentage increased to 18.0% from 12.8%. Year to date, consolidated gross margin percentage increased to 16.2% from 12.6%, metal packaging segment gross margin percentage increased to 16.1% from 14.0% and plastic packaging segment gross margin percentage increased to 16.2% from 11.3%. For the third quarter and year to date, we were able to offset the impact of declines in volume on the gross margin percentages through changes in selling prices relative to the pass through of changes in raw material costs and cost reduction initiatives implemented in the latter part of 2008.

•

Interest expense, net, increased 30.1% to $10.8 million for the third quarter and decreased 2.6 % to $26.4 million year to date. The third quarter and year to date were impacted by a net increase of approximately $3.3 million related to the refinancing of our senior notes in April 2009. Excluding this impact, interest expense, net, decreased primarily due to lower interest rates and lower average outstanding borrowings on our variable rate debt.

•

In the third quarter, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. In the third quarter, related to this consolidation plan, we recorded a restructuring charge of approximately $1.1 million primarily related to severance and benefits. Management believes the change in the operating structure will increase management efficiency and lower overhead expenses in support of its continued efforts to reduce the Company’s overall cost base.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments: metal packaging and plastic packaging. For a discussion of our business segments, see Note 13, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

The following tables set forth changes in our statements of operations for the periods indicated.

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales	$236.4	$274.0	(13.7)%
Cost of products sold (excluding depreciation and amortization)	189.8	233.9	(18.9)

Gross margin	46.6	40.1	16.2
Depreciation and amortization	10.6	12.1	(12.4)
Selling and administrative expense	6.0	6.8	(11.8)
Restructuring expense	1.5	1.4	7.1
Interest expense, net	10.8	8.3	30.1
Loss on extinguishment of debt	4.8	—	NM
Other	0.2	0.3	(33.3)

Income before income taxes	12.7	11.2	13.4
Provision for income taxes	4.2	3.1	35.5

Net income	$8.5	$8.1	4.9%

NM – Not Meaningful

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales	$655.0	$735.0	(10.9)%
Cost of products sold (excluding depreciation and amortization)	548.6	642.2	(14.6)

Gross margin	106.4	92.8	14.7

Depreciation and amortization	32.5	34.7	(6.3)
Selling and administrative expense	18.0	18.3	(1.6)
Restructuring expense	2.9	5.6	(48.2)
Interest expense, net	26.4	27.1	(2.6)
Loss on extinguishment of debt	4.8	—	NM
Other	(0.4)	0.5	NM

Income before income taxes	22.2	6.6	NM
Provision for income taxes	7.7	1.3	NM

Net income	$14.5	$5.3	NM %

NM – Not Meaningful

Net Sales

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales by segment
Metal packaging	$158.1	$156.6	1.0%
Plastic packaging	78.3	117.4	(33.3)

Consolidated net sales	$236.4	$274.0	(13.7)%

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Net sales by segment
Metal packaging	$422.6	$421.5	0.3%
Plastic packaging	232.4	313.5	(25.9)

Consolidated net sales	$655.0	$735.0	(10.9)%

Metal packaging segment net sales increased in the third quarter of 2009 as compared to the third quarter of 2008 as higher selling prices driven by the pass-through of higher raw material costs were largely offset by a volume decline of approximately 18%. Metal packaging segment net sales increased only slightly year to date compared to the prior year for similar reasons.

Plastic packaging segment net sales decreased in the third quarter of 2009 as compared to the third quarter of 2008 as lower selling prices driven by lower raw material costs were compounded by a volume decline of approximately 20%. Plastic packaging segment net sales decreased year to date compared to the prior year for similar reasons.

The volume declines noted above are primarily a result of lower demand for those products packaged by our customers, generally as a result of the weak overall general economic environment.

Cost of Products Sold and Gross Margin

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Cost of products sold by segment
Metal packaging	$126.2	$131.1	(3.7)%
Plastic packaging	64.2	102.4	(37.3)

Segment CPS	190.4	233.5	(18.5)
Corporate undistributed expenses	(0.6)	0.4	NM

Consolidated CPS	$189.8	$233.9	(18.9)%

NM – Not Meaningful

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Cost of products sold by segment
Metal packaging	$354.4	$362.7	(2.3)%
Plastic packaging	194.8	278.1	(30.0)

Segment CPS	549.2	640.8	(14.3)
Corporate undistributed expenses	(0.6)	1.4	NM

Consolidated CPS	$548.6	$642.2	(14.6)%

NM – Not Meaningful

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Gross margin by segment
Metal packaging	$31.9	$25.5	25.1%
Gross margin percentage	20.2%	16.3%
Plastic packaging	14.1	15.0	(6.0)

Gross margin percentage	18.0%	12.8%
Segment gross margin	46.0	40.5	13.6
Corporate undistributed expenses	0.6	(0.4)	NM

Consolidated gross margin	$46.6	$40.1	16.2%

Gross margin percentage	19.7%	14.6%

NM – Not Meaningful

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Gross margin by segment
Metal packaging	$68.2	$58.8	16.0%
Gross margin percentage	16.1%	14.0%
Plastic packaging	$37.6	$35.4	6.2

Gross margin percentage	16.2%	11.3%
Segment gross margin	$105.8	$94.2	12.3
Corporate undistributed expenses	0.6	(1.4)	NM

Consolidated gross margin	$106.4	$92.8	14.7%

Gross margin percentage	16.2%	12.6%

NM – Not Meaningful

The cost of products sold for each of our metal packaging and plastic packaging segments have decreased, in part, due to declines in sales volume. However, we also attribute the decrease in cost of products sold and attribute the increase in gross margin as a percentage of net sales for these segments to strong results of our on-going comprehensive cost reduction program, deflation on various categories of cost (including freight, fuel surcharges and certain other direct materials) and, for the metal packaging segment, improved operating results for our aerosol products.

Corporate undistributed expenses in the third quarter and first nine months of 2009 included a reduction in stock-based compensation of approximately $0.7 million and $1.0 million, respectively, related to the reversal of accrued stock-based compensation on unvested options that were canceled due to employee terminations.

Depreciation and Amortization

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Depreciation and amortization by segment
Metal packaging	$4.9	$5.7	(14.0)%
Plastic packaging	5.3	5.9	(10.2)

Segment depreciation and amortization	10.2	11.6	(12.1)
Corporate undistributed expenses	0.4	0.5	(20.0)

Consolidated depreciation and amortization	$10.6	$12.1	(12.4)%

NM – Not Meaningful

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Depreciation and amortization by segment
Metal packaging	$15.3	$17.2	(11.0)%
Plastic packaging	16.1	16.6	(3.0)

Segment depreciation and amortization	31.4	33.8	(7.1)
Corporate undistributed expenses	1.1	0.9	22.2

Consolidated depreciation and amortization	$32.5	$34.7	(6.3)%

NM – Not Meaningful

The decrease in depreciation and amortization expense (D&A) in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 is a result of lower amortization expense as amortization expense decreases over the life of the other intangibles partially offset by higher depreciation expense associated with higher capital expenditures in 2008. Metal packaging segment D&A in the third quarter and first nine months of 2008 included $0.4 million and $0.9million, respectively, of additional depreciation associated with the closure of our Franklin Park facility. Plastic packaging segment D&A in the third quarter and first nine months of 2008 included $0.4 million of additional depreciation associated with the closure of our Cleveland facility.

Selling and Administrative Expense

Three months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Selling and administrative expense by segment
Metal packaging	$1.2	$1.5	(20.0)%
Plastic packaging	0.9	1.1	(18.2)

Segment selling and administrative expense	2.1	2.6	(19.2)
Corporate undistributed expenses	3.9	4.2	(7.1)

Consolidated selling and administrative expense	$6.0	$6.8	(11.8)%

NM – Not Meaningful

Nine months ended June 28, 2009 (2009) and June 29, 2008 (2008)

($ in millions)

	2009	2008	Percentage Change
Selling and administrative expense by segment
Metal packaging	$3.7	$4.4	(15.9)%
Plastic packaging	2.9	3.1	(6.5)

Segment selling and administrative expense	6.6	7.5	(12.0)
Corporate undistributed expenses	11.4	10.8	5.6

Consolidated selling and administrative expense	$18.0	$18.3	(1.6)%

NM – Not Meaningful

Segment selling and administrative expenses declined in the third quarter and first nine months of 2009 relative to the same periods of 2008 primarily due to reduced spending related to our on-going cost reduction initiatives.

Corporate undistributed selling and administrative expenses in the first nine months of 2008 included a $1.0 million reduction in bad debt expense associated with a decrease in our allowance for doubtful accounts based on revised estimates of collectability. Excluding this adjustment, corporate undistributed selling and administrative expenses decreased $0.4 million in the first nine months of 2009 compared to the first nine months of 2008.

Excluding the above, corporate undistributed selling and administrative expenses declined in the third quarter and first nine months of 2009 relative to the same periods of 2008 primarily due to lower stock-based compensation expense related to modifications made in 2007 (which declines at the end of the amortization period that ended in the third quarter of 2009) and lower professional fees, partially offset by higher performance based bonus expense and additional bad debt expenses associated with certain uncollectible accounts receivable.

Restructuring Expense

In the third quarter of 2009, the Board approved a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the strength of the Company’s current management team made the divisional structure unnecessary and that the single operating structure will increase management efficiency and lower overhead expenses in support of our continued efforts to reduce the Company’s overall cost base. In the third quarter and first nine months of 2009, we recorded approximately $1.1 million related to the plan, primarily related to severance and benefits associated with headcount reductions.

In addition, we recorded approximately $0.3 million and $1.1 million in the third quarter and first nine months of 2009, respectively, in expenses related to the closure of our Franklin Park and Cleveland facilities in 2008.

In the third quarter and first nine months of 2008, we recorded restructuring charges of approximately $0.9 million and $4.8 million, respectively, related to the closure of our Franklin Park and Cleveland facilities and the elimination of certain redundant positions.

See Note 9, “Restructuring,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Loss on Extinguishment of Debt

In the third quarter and first nine months of 2009, we recorded $4.8 million related to the extinguishment of our senior subordinated notes due 2010. The $4.8 million consists of a call premium of $3.3 million and the write-off of $1.5 million of unamortized debt issuance costs associated with the 2010 notes. See Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Interest, Other and Income Taxes

Interest Expense, Net. in the third quarter and first nine months of 2009, includes an increase of approximately $3.3 million related to the refinancing of our senior notes in April 2009, which includes approximately $1.7 million of interest paid on the old notes during the required 30 day call period. Excluding the increase associated with the refinancing of the senior notes, interest expense, net, decreased in the third quarter and first nine months of 2009 primarily due to lower interest rates and lower average outstanding borrowings on our variable rate debt. See Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information on the refinancing of the senior notes.

Other. Other income, net, in the first nine months of 2009 was $0.4 million compared to other expense, net, of $0.5 million in the first nine months of 2008. The change is primarily related to gains realized on foreign exchange transactions in 2009 as the U.S. dollar strengthened against the Canadian dollar.

Provision For Income Taxes. The provision for income taxes in the first nine months of 2009 was $7.7 million for an effective tax rate of approximately 35% as compared to a provision for income taxes in the first nine months of 2008 of $1.3 million for an effective tax rate of approximately 20%. The effective tax rate in the first nine months of 2008 was positively affected by a reduction in Canadian tax rates, a favorable resolution of a foreign tax assessment, utilization of foreign tax credits, favorable adjustments to deferred tax items and an increase in the benefit from the domestic manufacturing deduction.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” in the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of June 28, 2009 except as related to the maturity and refinancing of the senior notes due 2010. The risk factor related to the maturity and refinancing of the senior notes due 2010 was mitigated in the third quarter of 2009 when the notes were redeemed using proceeds from a new senior debt offering (see below). Other risk factors related to the 2010 notes are generally applicable to the new notes which are due in April 2014.

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

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. As of June 28, 2009, we were in compliance with our debt covenants. With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends between BWAY and BHC.

As of June 28, 2009, BWAY had $44.6 million and ICL had $4.8 million available under revolving credit facilities. As of June 28, 2009, we had $72.1 million of cash on hand.

In the first quarter of 2009, we repaid $18.1 million on the term loans, including a mandatory Excess Cash Flow (as defined in the credit agreement) repayment of $17.7 million in December 2008. As such, there are no scheduled quarterly repayments due in 2009. Scheduled quarterly repayments of approximately $0.5 million will resume in December 2009 and continue through March 2013.

As of June 28, 2009, we had outstanding borrowings of $197.5 million that were subject to variable interest rates at a weighted-average borrowing rate of 3.4%.

We expect capital expenditures in 2009 of approximately $18.0 million to $20.0 million.

In the third quarter of 2009, BWAY redeemed its $200.0 million in aggregate principal amount of 10% senior subordinated notes due 2010 at a redemption price of 101.667% of the outstanding principal plus accrued interest. The 2010 notes were redeemed using the proceeds from the issuance of approximately $228.5 million of 10% senior subordinated notes due 2014 that were issued at a discount to par of 87.513% and cash on hand. For a further discussion of the 2014 notes, see Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. The new notes will result in additional interest payments of approximately $2.9 million annually.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the nine months ended June 28, 2009 (2009) and June 29, 2008 (2008):

($ in millions)

	2009	2008	Percentage Change
Cash provided by operating activities	$17.4	$7.7	NM	%
Cash used in investing activities	(9.7)	(28.1)	(65.5)
Cash used in financing activities	(26.6)	(1.5)	NM
Effect of exchange rate changes	(1.1)	0.1	NM

Net decrease in cash and cash equivalents	$(20.0)	$(21.8)	(8.3)%

Cash and cash equivalents, end of period	$72.1	$31.6	NM	%

NM – Not Meaningful

Operating Activities

Cash provided by operating activities increased $9.7 million in the first nine months of 2009 compared to cash provided by operating activities in the first nine months of 2008. The increase is primarily due to an increase in earnings partially offset by an increase in primary working capital (accounts receivable plus inventories less accounts payable).

Cash used in operating activities for primary working capital was approximately $35.1 million in the first nine months of 2009 compared to approximately $28.0 million in the first nine months of 2008. The increase in the use of cash for primary working capital is primarily due to a decrease in accounts payable offset by lower inventories in 2009 due a reduction in purchases in response to lower sales volumes and to a decline in the cost of resin.

Investing Activities

Cash used in investing activities decreased $18.4 million in the first nine months of 2009 as compared to the first nine months of 2008 due to a curtailment of discretionary capital spending in 2009 and to an elevated level of capital expenditures in 2008 to complete projects related to machinery and equipment for the production of new plastic containers developed in 2007 and for the production of aerosol components.

Financing Activities

Cash used in financing activities increased $25.1 million in the first nine months of 2009 as compared to the first nine months of 2008. The increase is primarily due to a $17.7 million mandatory “excess cash flow” debt repayment of the term loans in December 2008 and to $8.8 million related to refinancing the senior notes.

A mandatory, unscheduled debt repayment was not required and we did not make a voluntary debt repayment in the first nine months of 2008 due to the use of cash in the second half of 2007 related to the June 2007 initial public offering of BHC common stock.

In the first nine months of 2009, long-term debt outstanding, including the current portion, decreased $22.9 million or 5.4% to $398.4 million as of June 28, 2009. The decrease was due to debt repayments of $18.1 million and to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes of $5.7 million, partially offset by the amortization of the debt discount related to the 2014 notes. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of June 28, 2009, we had borrowings of $197.5 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the first nine months of 2009 and 2008, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars that are funded through operations in Canada, other purchases from foreign suppliers in transactions not denominated in U.S. dollars are not significant, and we do not believe we are exposed to a significant market risk of exchange rate changes related to such purchases.

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

We manage the risks associated with our principal raw materials by consolidating our purchases among a select group of suppliers and, as discussed below, through certain cost change pass through mechanisms in our sales agreements. The consolidation of suppliers enables us to use leverage in negotiating pricing and supply. However, an interruption in the ability of these suppliers to provide raw materials could have a material adverse effect on our financial position, results of operations and cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and global demand.

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

Off-Balance Sheet Arrangements

As of June 28, 2009, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.6 million primarily in favor of our workers’ compensation insurers.

Other than these standby letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

We expect to pay approximately $3.4 million related to a multi-employer pension withdrawal liability associated with the closure of Franklin Park (see Note 9, “Restructuring,” in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The exact amount of the liability and repayment terms will be determined following the end of the plan year in which the last covered employee is terminated.

For a further discussion of the pension withdrawal liability and a summary of our other significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commercial Commitments,” of the Annual Report. The nature of the obligations presented in the Annual Report has not materially changed as of June 28, 2009. However, as discussed above under “Liquidity and Capital Resources,” in the third quarter of 2009, BWAY redeemed its senior notes due in October 2010 using the proceeds of a new senior debt offering due in April 2014, which affects the amounts previously disclosed in the contractual obligations table in the Annual Report related to long-term debt obligations and interest commitments under the senior notes.

Long-term debt obligations in total would increase $28.5 million to $449.8 million with payments due in 1-3 years decreasing $200.0 million and payments due in more than 5 years increasing $228.5 million to reflect the refinancing of the senior notes due October 2010 with senior notes due April 2014. Interest commitments under the senior notes would increase $86.0 million to $136.0 million with payments due in less than 1 year increasing to $21.2 million, payments due in 1-3 years increasing to $46.3 million, payments due in 3-5 years increasing to $45.7 million and payments due in more than 5 years increasing to $22.8 million.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 12, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which is incorporated herein by reference.

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

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2009. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of the Company were effective as of June 28, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We had accrued liabilities relating to pending litigation matters, other than as discussed below, of approximately $0.5 million and $0.4 million as of June 28, 2009 and September 28, 2008, respectively.

Other than as noted below, there have been no material changes to the legal proceedings disclosed in the Annual Report.

Aerosol Can Litigation

Plaze, Inc. and Claire-Sprayway, Inc. v. Bway Corporation, In the Superior Court of the State of Delaware in and for New Castle County, Case No. 08C-12-216-JRJ (Plaze).

In the Plaze case, previously disclosed, Plaintiffs filed an amended complaint. In response to the amended complaint, BWAY filed an answer generally denying the allegations of the amended complaint and asserting certain defenses thereto. The case currently is in the discovery phase.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Wisconsin Personal Injury Lawsuits

Godoy v. Armstrong Containers, et al.; In the State of Wisconsin Circuit Court, Milwaukee County; Case No. 06-CV-277.

In the Godoy case, previously disclosed, on July 14, 2009, the Wisconsin Supreme Court unanimously affirmed the trial court’s dismissal of plaintiff’s design defect claims. Specifically, the court held that plaintiff could not state a claim for design defect where the product at issue is white lead carbonate pigment, where the alleged design defect is the presence of lead, and where the defendants were manufacturers of white lead carbonate pigment. The Court reasoned that because white lead carbonate cannot be designed without lead, the product could not have been defectively designed as a matter of law. The dismissal of plaintiff’s design defect claim still leaves plaintiff in this action with a failure to warn claim pending.

As of June 28, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

BWAY Holding held a special meeting of stockholders on June 25, 2009 (the “Special Meeting”) and submitted the following two matters to a vote of security holders through the solicitation of proxies. BWAY Holding filed the related proxy statement with the SEC on June 2, 2009.

The matters voted upon at the Special Meeting and the number of votes cast are as follows:

1.	To approve an amendment to the Revised and Restated Certificate of Incorporation of BWAY Holding:

For:	19,096,652
Against:	43,383
Abstain:	16,097
Broker non-votes:	2,751,248

2.	To elect the following persons as members of the Board of Directors of BWAY Holding:

Nominee	Votes For	Votes Against/ Withheld	Votes Abstained/ Broker Non-Votes
Jean-Pierre M. Ergas	18,808,923	301,534	—
Warren J. Hayford	18,798,075	312,382	—
Earl L. Mason	18,855,810	254,647	—
Lawrence A. McVicker	18,775,170	335,287	—
David M. Roderick	18,932,310	178,147	—
Kenneth M. Roessler	18,822,455	288,002	—
Wellford L. Sanders, Jr.	15,765,804	3,344,653	—
David I. Wahrhaftig	18,823,219	287,238	—
Thomas R. Wall, IV	18,827,030	283,427	—

Each of the above nominees was a director prior to the election and was nominated by the Board for re-election. All of the nominees were re-elected at the Special Meeting. Each director will hold office until BWAY Holding’s 2010 annual meeting of stockholders or until his successor is duly elected and qualified.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of BWAY Holding Company (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 30, 2009. File No. 1-33527)

3.2	Amended and Restated Bylaws of BWAY Holding Company (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 30, 2009. File No. 1-33527)

4.1	Indenture, dated as of April 6, 2009, among BWAY Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009. File No. 1-33527)

4.2	Form of 10% Senior Subordinated Note due April 15, 2014. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009. File No. 1-33527)

4.3	Registration Rights Agreement, dated as of April 6, 2009, among BWAY Corporation, the Guarantors named therein, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as initial purchasers. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009. File No. 1-33527)

4.4	Registration Rights Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein and in Joinder Agreements thereto.

4.5	Form of Joinder Agreement to the Registration Rights Agreement.

10.1	Employment Agreement between BWAY Corporation and Kenneth M. Roessler made as of February 24, 2009.* (Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended March 29, 2009. File No. 1-33527)

10.2	Separation and Release Agreement dated June 26, 2009 by and between BWAY Corporation and Thomas K. Linton.* (Incorporated by reference to BWAY Holding Company’s Form 8-K/A dated as of May 21, 2009. File No. 1-33527)

10.3	Form of Stock Option Agreement under the BWAY Holding 2007 Omnibus Incentive Plan.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

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

BWAY Holding Company

(Registrant)

Date: August 7, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

BWAY Corporation
(Registrant)

Date: August 7, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)