Form 10-K
period 2009-09-27
BWAY CORP; BWAY Holding CO
filed 2009-12-11
CIK 943897, 1392179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

September 27, 2009

Commission File Number	Registrant	I.R.S. Employer Identification Number
001-33527	BWAY Holding Company	55-0800054
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K.

Registrant
BWAY Holding Company	☐
BWAY Corporation	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Registrant
BWAY Holding Company	☐ Yes ☑ No
BWAY Corporation	☐ Yes ☑ No

As of March 29, 2009 (the registrants’ most recently completed second fiscal quarter), the aggregate market value of the common stock of BWAY Holding Company held by non-affiliates was approximately $85.7 million based on the closing sale price of as reported on the New York Stock Exchange. The common equity of BWAY Corporation was held by BWAY Holding Company and not publicly traded.

Registrant	Description of Common Stock	Shares Outstanding at December 9, 2009
BWAY Holding Company	Par Value $0.01 per share	22,198,718
BWAY Corporation	Par Value $0.01 per share	1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BWAY Holding Company’s definitive proxy statement for its annual meeting of shareholders to be held in the first calendar quarter of 2010 are incorporated by reference into Part III of this Form 10-K.

BWAY HOLDING COMPANY

BWAY CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended September 27, 2009

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

We manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States, Canada and Puerto Rico and primarily sell to customers located in these geographic markets. We are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate that we are the leaders in U.S. market share in plastic pails, steel paint cans, steel specialty cans, ammunition boxes and plastic paint bottles, as well as the leaders in Canadian market share in steel pails and plastic pails. These products together represented more than 80% of our fiscal 2009 net sales. In fiscal 2009, our total net sales were $0.9 billion, of which 65% were in our metal packaging segment and 35% were in our plastic packaging segment. We believe that our metal and plastic products, which we manufacture in our 21 strategically located facilities in the United States, Canada and Puerto Rico, are complementary and often serve the same customers. Our products include:

Metal Containers. General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products; and

Plastic Containers. Injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic and adhesives and driveway sealants. Plastic packing also includes hybrid and all-plastic paint cans.

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

In June 2007, BHC registered shares of its common stock with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended. Following the registration, BHC common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” For a further discussion of the initial public offering, see “Initial Public Offering of BHC” in Note 1, General, to Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

Acquisitions

In July 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets.

In January 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd., a Toronto based producer of steel pails for distribution primarily in Canada. The acquired business is referred to as “Vulcan” in this Annual Report. For a further discussion of the acquisition of Vulcan, see “Acquisitions” in Note 1, General, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

In August 2009, we acquired Central Can Company, Inc., a U.S. producer of rigid general line metal and plastic containers, in a stock purchase transaction. The acquired business is referred to as “Central Can” in this Annual Report. For a further discussion of the acquisition of Central Can, see “Acquisitions” in Note 1, General, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

In October 2009, subsequent to the end of fiscal 2009, we acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia. The facility produces injection molded plastic pails and certain other products.

Industry Segments

Our business is organized on the basis of product type with two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products and services they offer. The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers.

Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 18, “Business Segments,” of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

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

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2009, sales to our 10 largest metal packaging segment customers accounted for approximately 50% of the segment’s net sales. Of the fiscal 2009 metal packaging segment net sales, approximately 19% were to The Sherwin-Williams Company.

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

In fiscal 2009, approximately 93% and 6% of our metal packaging segment net revenues were in the United States and Canada, respectively.

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

Plastic Packaging Segment

Products and Markets

We believe that we are the largest manufacturer of general line rigid plastic containers in the North American market and we produce products in five broad categories: (1) open-head containers; (2) tight-head containers; (3) “F”-style plastic bottles; (4) plastic drums; (5) plastic paint bottles; and (6) plastic paint cans.

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

Plastic Paint Cans. Plastic paint cans are either all-plastic containers made with HDPE or hybrid containers constructed of a HDPE body with a seamed on steel ring and plug. The containers are suitable for paints, colorants, coatings, adhesives and powders. The steel components used in the hybrid container are primarily manufactured by our metal segment.

Customers

Our plastic packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements.

In fiscal 2009, sales to our 10 largest plastic packaging segment customers accounted for approximately 42% of the segment’s net sales. Of the fiscal 2009 plastic packaging segment net sales, approximately 18% were to The Sherwin-Williams Company.

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

In fiscal 2009, approximately 89% and 10% of our plastic packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

The main raw material utilized in the plastic packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. HDPE resin constitutes approximately half of our plastic packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations. Resin prices have decreased approximately 32% during the last year. Resin prices declined most sharply in the first quarter of fiscal 2009.

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

Employees

At September 27, 2009, we employed approximately 2,200 hourly employees and approximately 500 salaried employees. At September 27, 2009, approximately 28% of our hourly employees worked under seven separate collective bargaining agreements, none of which will expire or become amendable in the next 12 months.

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

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of regulated materials and the investigation and remediation of contamination resulting from the release of regulated materials. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of operations we use, store and dispose of hazardous substances.

Some of the current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from the release of hazardous substances or the presence of other regulated materials. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations and/or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations and/or cash flows.

We incurred capital expenditures of approximately $0.5 million in fiscal 2009 to comply with certain environmental laws.

We received a March 14, 2007 letter from the U.S. Environmental Protection Agency (EPA) stating that an investigation was required at our Cincinnati facility to determine if remedial action was necessary to respond to prior releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (RCRA) with respect to corrective action obligations. We are working with the EPA to address its concerns, and we have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to the EPA’s claims.

In July 2008, we received a letter from the EPA stating that corrective action was required at our Homerville facility to address certain waste handling and disposal matters. At September 28, 2008, we had accrued $0.2 million for fines and penalties related to this matter, which was settled in the third quarter of 2009.

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

We are a member of a PRP group related to investigation and potential remediation at a waste disposal site in Douglas, Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which we estimate at approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.3 million at September 27, 2009 and approximately $0.4 million at September 28, 2008. These accruals are estimates and future expenditures may vary from these amounts.

Available Information

We are required to file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). The SEC maintains an internet site that contains this information at http://www.sec.gov. This information may also be accessed through links from our website at www.bwaycorp.com—select the “Investor Relations” link and then the “SEC Filings” link.

We also make available on our website the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, the Corporate Governance Guidelines and Code of Business Conduct and Ethics, each as adopted by our Board of Directors, are available on our Web site. These documents may be accessed at www.bwaycorp.com—select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents are available, without charge, upon written request to: BWAY Holding Company, Investor Relations, 8607 Roberts Drive, Suite 250, Atlanta, GA 30350-2237.

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

A significant part of our fiscal 2009 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time, we may have a short-term or long-term inability to supply that customer from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or increase our operating costs.

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

In fiscal 2009, approximately 42% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 19% of our consolidated net sales during fiscal 2009. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

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

We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all required raw materials from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes, work stoppages or severe weather at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future. We have generally not been able to pass on to our customers any price increases of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. For example, energy prices increased in recent years, in particular natural gas, with a corresponding effect on our production costs.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our financial condition, liquidity, results of operations and/or cash flows could be unfavorably affected.

In addition, one of our subsidiaries, Armstrong Containers, Inc. (Armstrong) has been named as one of several defendants in several lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. The plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) asserting similar or different claims and seeking similar or different types of damages or relief.

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

Decreased sales volume in our end markets due to current economic conditions has impacted our net sales.

Despite long-term growth trends in the end markets for our products, we cannot assure you that the end markets for our products will resume growth at historic rates. In addition, the slowdown in the housing market that began in 2007 and spread to the larger economy has resulted in a recent decline in sales volume in our end markets. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector, which has recently experienced severe contraction. Decreased demand in our end markets has had and may continue to have an adverse effect on our business, financial position, results of operations and/or cash flows as customers have reduced their purchases of our products. Continued contraction in the end markets for our products may also require us to reduce prices or make changes to our operations, such as closing plants or restructuring, and we can give you no assurance that such actions would be successful in improving our business, financial position, results of operations and/or cash flows.

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

At September 27, 2009, approximately 28% of our hourly employees worked under seven separate collective bargaining agreements, none of which will expire or become amendable in the next 12 months. When these agreements become amendable, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of regulated materials and the investigation and remediation of contamination resulting from the release of regulated materials. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other regulated materials. For example, in fiscal 2008, we received a letter from the U.S. Environmental Protection Agency (EPA) stating that corrective action was required at our Homerville, Georgia facility to address certain waste handling and disposal matters. In fiscal 2007, we received a letter from the EPA stating an investigation was required at our Cincinnati, Ohio facility to determine if remedial action was necessary to respond to prior releases of hazardous substances at the site. The releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address its concerns and have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in fiscal 2005, we joined a potentially responsible party (PRP) group related to investigation and potential remediation at a waste disposal site in Douglas, Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989.

Many of our facilities have a history of industrial usage for which investigation, remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

We may not succeed in our strategy of pursuing or integrating selective acquisitions.

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

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the first quarters of fiscal 2009 and 2008 our net sales were approximately 24% and 21%, respectively, of total annual net sales and our gross profit as a percentage of total annual gross profit was approximately 14% and 16% in the first quarters of fiscal 2009 and 2008, respectively.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes to our customers. If the economy continues to deteriorate and the end markets for our products do not improve, we may experience volatility in our results of operations on a quarterly basis due to non-payment by our customers.

Current economic conditions could adversely affect our results of operations and financial condition.

As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For a discussion of our credit facility, see Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Restrictive covenants in the indenture and our credit facility could restrict our operating flexibility.

The indenture and our credit facility contain covenants that limit our ability and our subsidiaries ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture contains restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends, redeem stock or make other distributions;

•	make other restricted payments or investments;

•	create liens on assets;

•	transfer or sell assets;

•	engage in mergers or consolidations;

•	engage in certain transactions with affiliates;

•	incur guarantee obligations; and

•	change the business conducted by us.

The credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. The credit facility restricts, among other things and subject to certain exceptions, our ability (and/or the ability of some or all of our subsidiaries) to:

•	incur additional debt;

•	pay dividends or distributions on our capital stock or to repurchase our capital stock;

•	make certain investments, loans or advances;

•	create liens on our assets to secure debt;

•	engage in transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	incur guarantee obligations;

•	prepay other indebtedness or amend other debt instruments;

•	enter into sale and leaseback transactions;

•	limit our ability to make capital expenditures;

•	make acquisitions; and

•	change the business conducted by us.

In addition, under our credit facility, we are required to comply with financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated total leverage ratio, and to make repayments based on “excess cash flow,” as defined in the credit agreement.

Our ability to comply with the covenants and restrictions contained in the indenture and our credit facility may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under either the indenture or our credit facility that would permit the applicable lenders or holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, we may be unable to make borrowings under our credit facility and may not be able to repay the amounts due under the notes and our credit facility. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

The indenture and our credit facility contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The indenture and our credit facility contain numerous covenants and require us to meet certain financial ratios and tests based on EBITDA, with adjustments as determined by the applicable debt agreement. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture.

Under the indenture, if we experience specific kinds of change of control, we must offer to repurchase the notes at a price equal to 101% of the principal amount of the notes (at September 27, 2009, 101% of the total principal amount outstanding was $230.8 million) plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control would also constitute a default under our credit facility. In addition, our credit facility may limit or prohibit the purchase of the notes by us in the event of a change of control, unless and until the indebtedness under the credit facility is repaid in full. As a result, following a change of control event, we may not be able to repurchase the notes unless all indebtedness outstanding under our credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or we obtain a waiver from the holders of such indebtedness to permit us to repurchase the notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase the notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all.

We are exposed to exchange rate fluctuations of the Canadian dollar.

In fiscal 2009, approximately 8% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.

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

Manufacturing Facilities

At December 1, 2009, we operated the manufacturing facilities listed below. The list includes the location and approximate square footage of each facility and whether we lease or own the facility. The list excludes properties not used in manufacturing, including warehouses, administrative offices or closed manufacturing facilities.

Location	Square Footage	Interest
Metal segment
Brampton, Ontario (1)	41,000	Leased
Chicago, Illinois (Central) (2)	346,000	Leased
Chicago, Illinois (Kilbourn) (1)	141,000	Owned
Cincinnati, Ohio	467,000	Leased
Fontana, California	84,000	Leased
Garland, Texas	108,000	Leased
Homerville, Georgia	395,000	Owned
Memphis, Tennessee	120,000	Leased
Sturtevant, Wisconsin	85,000	Leased
Trenton, New Jersey	105,000	Leased
York, Pennsylvania	97,000	Owned

Plastic segment
Bryan, Texas	83,000	Leased
Cedar City, Utah	89,000	Owned
Cidra, Puerto Rico	83,000	Leased
Dayton, New Jersey	119,000	Leased
Indianapolis, Indiana	169,000	Leased
Lithonia, Georgia	75,000	Leased
Newnan, Georgia	185,000	Leased
St. Albert, Alberta	62,000	Leased
Toccoa, Georgia	121,000	Leased
Toronto, Ontario	73,000	Leased
Valparaiso, Indiana	106,000	Leased

(1)	These facilities are in the process of being closed and consolidated into the Chicago, Illinois (Central) facility.

(2)	Products produced at this facility are both metal and plastic segment products. However, the majority of the facility is used by the metal segment.

Item 3

Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under Item 1, “Business–Environmental, Health and Safety Matters.” We had accrued liabilities related to pending litigation matters, other than as discussed below, of approximately $2.1 million at September 27, 2009 and $0.4 million at September 28, 2008.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Wisconsin Personal Injury Lawsuits

Godoy v. Armstrong Containers, et al.; In the State of Wisconsin Circuit Court, Milwaukee County; Case No. 06-CV-277.

In late 2006 and early 2007, Armstrong was named in thirty-three (33) lead paint personal injury lawsuits in Wisconsin. Since that time, all but six (6) of these cases have been dismissed, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases. Burton, Clark, Gibson, Stokes and Owens were all previously stayed pending the resolution of an appeal in Godoy to the Wisconsin Supreme Court. Now that the Wisconsin Supreme Court has affirmed the trial court’s dismissal of plaintiffs’ design defect claim, Godoy has returned to the trial court and the stays in the other cases have been lifted. The dismissal of plaintiff’s design defect claim still leaves plaintiff in this action with a failure to warn claim pending. The parties now are engaging in discovery in these cases.

At September 27, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

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

Other Litigation

Plaze, Inc. and Claire-Sprayway, Inc. v. Bway Corporation, In the Superior Court of the State of Delaware in and for New Castle County, Case No. 08C-12-216-JRJ (Plaze).

In Plaze, plaintiffs filed an amended complaint. In response to the amended complaint, BWAY filed an answer generally denying the allegations of the amended complaint and asserting certain defenses thereto. The case currently is in the discovery phase.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

In 2009, we did not sell any unregistered equity securities of BHC or BWAY.

In the fourth quarter of 2009, we did not repurchase any equity securities of BHC or BWAY.

Market Information

The common stock of BHC is listed and traded on the New York Stock Exchange (NYSE) under the ticker symbol BWY. The high and low sales prices for BHC common stock on the NYSE for each quarterly period within 2008 and 2009 are stated below.

Quarter	High	Low
Fiscal 2008
First quarter	$11.25	$9.01
Second quarter	11.31	9.27
Third quarter	10.09	8.59
Fourth quarter	12.93	7.85

Fiscal 2009
First quarter	$11.73	$4.25
Second quarter	9.03	5.28
Third quarter	18.00	7.89
Fourth quarter	19.08	14.54

There is no established public market for the equity of BWAY.

Holders

At December 1, 2009, there were approximately 20 holders of record of BHC common stock.

At December 1, 2009, BHC was the only holder of BWAY common stock.

Dividends

We did not pay a cash dividend on BHC or BWAY common stock in 2008 or 2009. Historically, we have not paid cash dividends, and it is our present intent to continue to retain our net earnings for use in our operations and for debt repayment. As such, we do not anticipate paying any cash dividends in the foreseeable future.

With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends from BWAY to BHC.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 27, 2009, equity securities of BHC are authorized for issuance with respect to compensation plans as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	5,379,710	$6.64	1,348,703
Equity compensation plans not approved by security holders	–	–	–

Total	5,379,710	$6.64	1,348,703

(1)

Includes the Holding 1995 Long-Term Incentive Plan, the BCO Holding Company Stock Incentive Plan and the BWAY Holding Company 2007 Omnibus Incentive Plan. For a description of these plans, see Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements, in Item 8, “Financial Statements and Supplementary Data.”

Item 6

Selected Financial Data

The following table contains selected historical consolidated financial and other data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and with the consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial and other data as of September 27,

2009 and September 28, 2008 and for each of three years in the period ended September 27, 2009 have been derived from the audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.” The selected consolidated financial and other data as of September 30, 2007, October 1, 2006 and October 2, 2005 and for each of the two years in the period ended October 1, 2006 have been derived from audited financial statements and related notes not included in this Annual Report. Unless otherwise indicated, references to years in this Item 6 relate to fiscal years rather than to calendar years.

($ in millions, except per share data)

	Year Ended (1)
	2009	2008	2007	2006	2005
Statement of Operations Data
Net sales	$904.4	$1,019.0	$959.0	$918.5	$829.1
Cost of products sold (excluding depreciation and amortization) (2),(3)	755.5	889.0	830.1	790.6	706.5

Gross profit (excluding depreciation and amortization)	148.9	130.0	128.9	127.9	122.6

Depreciation and amortization (4),(5)	44.8	46.8	45.4	41.6	43.2
Selling and administrative expense (6),(7)	23.4	24.9	37.2	29.8	22.1
Public offering expense (8)	–	–	9.6	–	–
Restructuring and impairment charge (9),(10),(11),(12)	5.6	9.6	(0.1)	1.5	5.3
Other expense (income), net (13),(14)	0.5	0.2	1.0	1.8	(0.1)

Income from operations	74.6	48.5	35.8	53.2	52.1
Loss on extinguishment of debt (15)	4.8	–	–	–	–
Interest expense, net (16)	35.1	35.3	38.0	34.7	32.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	34.7	13.2	(2.2)	18.5	19.9
Provision for income taxes (17)	11.2	1.3	0.9	9.2	7.2
Cumulative effect of change in accounting principle, net of tax	–	–	–	(0.4)	–

Net income (loss)	$23.5	$11.9	$(3.1)	$8.9	$12.7

Net income (loss) per share—BHC
Weighted-average shares outstanding
Basic (000s)	21,941	21,691	20,851	20,592	20,603
Diluted (000s)	23,419	23,388	20,851	25,348	24,937

Net income (loss) per share
Basic	$1.07	$0.55	$(0.15)	$0.43	$0.62
Diluted	1.00	0.51	(0.15)	0.35	0.51

	Year Ended (1)
	2009	2008	2007	2006	2005
	($ in millions, except per share data)
Other Financial Data
Adjusted EBITDA (18)	$125.0	$104.6	$110.8	$105.6	$100.6
Adjusted EBITDA margin % (19)	13.8%	10.3%	11.6%	11.5%	12.1%
Capital expenditures	$18.5	$34.0	$25.5	$25.0	$20.3
Cash paid for interest	29.0	35.2	33.6	33.2	29.9
Total debt / Adjusted EBITDA	3.3x	4.0x	3.8x	4.2x	3.9 x
Adjusted EBITDA / Cash paid for interest	4.3x	3.0x	3.3x	3.2x	3.4 x

Balance Sheet Data
Working capital	$127.3	$117.2	$106.5	$91.8	$55.3
Total assets (20)	855.5	882.4	857.9	854.5	774.9
Total debt and capital lease obligations (21),(22)	411.8	421.7	425.8	440.4	396.0
Stockholders’ equity	198.3	173.7	157.3	137.8	130.3

Notes to Selected Financial Data Table:

(1)

For the years presented, our fiscal year ended on the Sunday closest to September 30. The fiscal years ended September 27, 2009, September 28, 2008, September 30, 2007, October 1, 2006 and October 2, 2005.

The fiscal years of certain of our subsidiaries ended on September 30. These subsidiaries have been consolidated in the selected financial data as of and for the years ended September 30. There were no significant or unusual transactions that would adversely impact the selected financial data as consolidated between our fiscal year end and the subsidiaries’ fiscal year end.

Financial data for the periods presented include the results of operations from and including August 21, 2009 for Central Can, January 30, 2007 for Vulcan and July 17, 2006 for ICL.

(2)	Stock-based compensation expense recorded by line item:

	Year Ended
	2009	2008	2007	2006	2005
	($ in millions)
Stock-Based Compensation Expense
Cost of products sold (excluding depreciation and amortization) (a)	$(0.5)	$1.5	$2.5	$0.2	$0.4
Selling and administrative expense (b),(c)	1.5	4.8	9.8	9.9	1.5

Total stock-based compensation expense	$1.0	$6.3	$12.3	$10.1	$1.9

(a)

In 2009, 2008 and 2007, stock-based compensation expense (credit) included $(0.7) million, $1.5 million and $0.6 million, respectively, related to exit options for which vesting conditions were modified at the IPO. In 2007, non-cash stock-based compensation expense also included $1.8 million related to the accelerated vesting of certain stock options at the initial public offering.

(b)

In 2009, 2008 and 2007, stock-based compensation expense included $1.5 million, $4.8 million and $1.5 million, respectively, related to exit options for which vesting conditions were modified at the IPO. In 2007, non-cash stock-based compensation expense also included $7.8 million related to the accelerated vesting of certain stock options at the initial public offering.

(c)	In 2006, stock-based compensation expense included $8.8 million related to the cash settlement of certain stock options exercised by one of our officers.

(3)

In 2007, cost of products sold included approximately $2.5 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(4)

In 2008, depreciation and amortization included $1.3 million of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment, related to the shutdown of two facilities in 2008.

(5)

In 2005 and 2004, depreciation and amortization included $3.9 million and $5.8 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.

(6)	See note 2 above.

(7)

In 2007, selling and administrative expense included approximately $8.0 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(8)

Public offering expense included $2.6 million in professional fees and other costs, a $5.0 million financial advisory agreement termination fee and a $2.0 million advisory services fee, each related to costs of the initial public offering.

(9)

In 2009, restructuring charge included $3.1 million related to the consolidation of administrative offices and elimination of redundant positions, $1.8 million related to the closure of our Franklin Park and Cleveland facilities in 2008, $0.3 million related to the planned closure of our Brampton facility, $0.3 million related to positions eliminated from our Canadian operations and $0.1 million related to other prior year restructuring plans. See Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(10)

In 2008, restructuring charge included $6.8 million to close the Franklin Park, Illinois material center, $1.7 million to close the Cleveland, Ohio plastics manufacturing facility, $1.0 million in severance costs for positions eliminated from our Canadian operations and $0.1 million related to prior year restructuring plans. See Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(11)

In 2006, restructuring charge included on-going severance and facility holding costs associated with the plastics manufacturing facility shutdowns discussed in note 12 below. The facility holding costs included an additional expense of approximately $0.8 million for changes in our sublease assumptions on the remaining facility.

(12)

In 2005, restructuring and impairment charge included $4.3 million for restructuring and $1.0 million for asset impairments. The restructuring charge included severance and facility shutdown costs associated with the shutdown of a manufacturing facility in Picayune, Mississippi and the shutdown of certain of our plastics manufacturing facilities. The charge also included amounts for severance associated with the elimination of redundant positions following the acquisition of NAMPAC. The asset impairment charge related to the write down of certain assets associated with the closed plastics manufacturing facilities.

(13)	In 2006, other expense, net, included approximately $0.8 million in financing costs that could not be capitalized and deferred.

(14)

In 2007, and in each of 2006 and 2005, other expense, net, included financial advisory fees paid to Kelso of $0.4 million and $0.5 million, respectively. The financial advisory agreement was terminated in conjunction with the initial public offering. See note 8 above.

(15)

Loss on extinguishment of debt included a call premium of $3.3 million and the write-off of $1.5 million of unamortized debt issuance costs related to the extinguishment of our senior subordinated notes due 2010. See Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(16)

In April 2009, we refinanced our $200.0 million aggregate principal amount, 10% senior subordinated notes due 2010 (2010 Notes) with $228.5 million aggregate principal amount, 10% senior subordinated notes due 2014 (2014 Notes). The 2014 Notes were priced at a discount to par of 87.513%. In 2009, interest expense, net, included $1.7 million of additional interest on the 2010 Notes during the mandatory 30-day call period.

(17)

In 2008, the provision for income taxes included a $2.3 million benefit related to the correction of an error. See “Correction of an Error” under Note 1, “General,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(18)

Earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA are reconciled to net income (loss) and Adjusted EBITDA is reconciled to net cash provided by operating activities in the tables below. EBITDA and Adjusted EBITDA are not measurements recognized under GAAP. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. Adjusted EBITDA, as used herein, means generally net income (loss) adjusted for, to the extent deducted or added in calculating net income (loss), as the case may be: interest expense, income tax expense, depreciation and amortization, cumulative effect of change in accounting principle, compensation charges (whether cash or non-cash) resulting from the repurchase of stock options or other equity interests, restructuring charges, amortization of manufacturer’s profit in beginning inventory due to purchase accounting, expenses related to an equity offering and other items management believes are of a non-recurring nature and which management excludes from its performance measures. Adjusted EBITDA differs from “Consolidated EBITDA,” as that term is defined in our credit agreement and the indenture governing the notes, which is used to calculate the financial ratios included in our debt covenants.

We present Adjusted EBITDA because it is one of the measures management uses to assess financial performance and it is a metric used in our management short-term incentive plan. We also believe that measures of EBITDA are common performance measurements used by companies in our industry and are frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt obligations and as a measurement of our financial performance. While providing useful information, Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Adjusted EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, “Adjusted EBITDA” or “EBITDA” presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

	Year Ended
	2009	2008	2007	2006	2005
	($ in millions)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income (loss)	$23.5	$11.9	$(3.1)	$8.9	$12.7
Cumulative effect of change in accounting principle, net of tax	–	–	–	0.4	–
Interest expense, net	35.1	35.3	38.0	34.7	32.2
Provision for income taxes	11.2	1.3	0.9	9.2	7.2
Depreciation and amortization (a)	44.8	46.8	45.4	41.6	43.2

EBITDA	114.6	95.3	81.2	94.8	95.3
Adjustments
Settlement of stock options (b)	–	–	–	8.8	–
Restructuring and impairment charge (c)	5.6	9.6	(0.1)	1.5	5.3
Amortization of manufacturer’s profit in beginning inventory	–	–	–	0.5	–
IPO related expenses (d)	–	–	29.7	–	–
Adjustments to allowance for doubtful accounts (e)	–	(0.3)	–	–	–
Loss on extinguishment of debt	4.8	–	–	–	–

Adjusted EBITDA	$125.0	$104.6	$110.8	$105.6	$100.6

Reconciliation of Adjusted EBITDA to Net Cash Provided By Operating Activities
Net cash provided by operating activities	$71.3	$73.8	$46.9	$60.9	$64.3
Interest expense, net	35.1	35.3	38.0	34.7	32.2
Provision for income taxes	11.2	1.3	0.9	9.2	7.2
Amortization of debt issuance costs	(2.2)	(2.1)	(2.1)	(2.2)	(2.1)
Amortization of debt discount	(2.0)	–	–	–	–
Change in operating assets, liabilities and other	11.6	(3.7)	(2.6)	2.5	(1.0)
Amortization of manufacturer’s profit in beginning inventory	–	–	–	0.5	–
IPO related expenses (f)	–	–	29.7	–	–

Adjusted EBITDA	$125.0	$104.6	$110.8	$105.6	$100.6

(a)	See notes 4 and 5 above.

(b)	Amount was included in stock-based compensation expense and was related to the cash settlement of certain stock options exercised by one of our officers.

(c)	See notes 9, 10, 11 and 12 above.

(d)

IPO related expenses included $9.6 million in public offering expenses (see note 8 above), $10.5 in management bonus expense, including related employer taxes and benefits and $9.6 million of stock-based compensation expense (see note 2(a) and 2(b) above). The bonus was paid concurrent with the successful completion of the initial public offering.

(e)

In the second quarter of 2008, we recorded a $1.0 million adjustment related to a change in our estimate of the allowance for doubtful accounts. In the fourth quarter of 2008, the adjustment was partially offset by the write-off of $0.7 million in accounts receivable that became uncollectible following the customer filing for liquidation in bankruptcy.

(f)	See note (d).

(19)

We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to net sales. We present Adjusted EBITDA margin because it is used by management as a performance and liquidity measurement of Adjusted EBITDA generated from net sales. See note 18 above for a discussion of Adjusted EBITDA as a non-GAAP measurement and a reconciliation of Adjusted EBITDA to a net income (loss) and net cash provided by operating activities, each a GAAP measurement.

(20)	The increase in total assets from October 2, 2005 to October 1, 2006 reflects assets associated with the acquisition of ICL.

(21)

Total debt includes capital lease obligations of $9.5 million, $0.4 million, $0.2 million, $0.4 million and $0.7 million, at the end of 2009, 2008, 2007, 2006 and 2005, respectively. The increase in capital leases in 2009 related to the acquisition of $10.8 million of capital leases with Central Can.

(22)

In 2009, total debt decreased in part due to required repayments on the credit facility ($18.1 million) and capital lease payments ($1.7 million), which were partially offset by an acquired capital lease ($10.8 million).

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” as well as with a general understanding of our business as discussed in Item 1, “Business.”

References to years in this discussion refer to our fiscal year, unless the context otherwise indicates a calendar year. Fiscal years 2009, 2008 and 2007 ended September 27, 2009, September 28, 2008 and September 30, 2007, respectively. For the years presented, our fiscal year ended on the Sunday closest to September 30.

Overview

We are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate approximately 80% of our 2009 net sales were generated from the sale of products in which we hold the leading market share position.

In 2009, our total net sales were $904.4 million, of which approximately 65% were in our metal packaging segment and approximately 35% were in our plastic packaging segment. We believe that our metal and plastic packaging products, which we manufacture in our 21 strategically located facilities across the United States and in Canada, are complementary and often serve the same customers.

Segments

We report results of operations in two segments: metal packaging and plastic packaging. Our products within each of these segments include:

Metal packaging: general line rigid metal containers made from steel, including paint cans and components, aerosol cans, ammunition boxes, steel pails, oblong cans and a variety of other specialty cans that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants, certain food products and other end-use products. In 2009, net sales for this segment were $590.1 million.

Plastic packaging: injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum, oils, lubricants, pharmaceuticals, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-tech coatings, high-solid coatings, roofing mastic and adhesives and driveway sealants. Plastic packing also includes the hybrid and all-plastic paint can business acquired in the Central Can acquisition. In 2009, net sales for this segment were $314.3 million.

Factors Affecting Our Results of Operations

Revenue

Our revenue primarily consists of net sales, which are revenues generated from products sold to external customers, reduced for customer credits, sales returns and allowances and earned quantity discounts.

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

The current economic conditions affecting the home building and improvement sector and general economic conditions have negatively affected, and may continue to negatively affect, our net sales.

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

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the first quarter of 2009 and 2008 net sales were approximately 24% and 21% of total net sales and gross profit was approximately 14% and 16% of total gross profit, respectively. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate.

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

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization). These expenses include raw materials, labor and benefits, rent, freight, utilities, repairs and maintenance, operating supplies and other direct and indirect costs associated with the manufacturing process. Cost of products sold is primarily driven by the cost of these items, production volume and the mix of products manufactured. Because we account for our inventories on a First-In-First-Out (“FIFO”) basis, cost of products sold may significantly vary by period if there are fluctuations in the cost of our key raw materials (steel and plastic resin). Raw materials are further discussed below.

Depreciation and amortization. These expenses include depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by capital expenditures, offset by the reduction of assets that become fully depreciated and disposals of equipment. Depreciation expense may also be affected by additional depreciation due to the shortening of useful lives in association with restructuring plans. Amortization expense is primarily driven by the valuation of intangible assets resulting from acquisitions.

Restructuring. These expenses include costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through facility consolidation and headcount reductions. The expenses include severance and termination benefits, rent and other holding costs on vacated facilities (net of estimated or actual sublease revenue) and costs associated with the removal of equipment. These expenses also include pension withdrawal liabilities related to the termination of employees participating in multiemployer pension plans.

Selling and administrative. These expenses include salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation expense, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation expense, performance-based incentive compensation and legal, accounting and other professional fees.

Interest. This expense includes interest accruing on our indebtedness and the amortization of debt discount and debt issuance costs. Interest expense is affected by changes in average outstanding indebtedness (including capital lease obligations) and variable interest rates. Due to immateriality, interest income is not shown separately and is netted with interest expense. The Company primarily earns interest from cash on hand.

Other, net. These expenses include gains and losses from foreign currency transactions, gains and losses on the disposition of property, plant and equipment and other non-operating expenses. Prior to the IPO in 2007, other included financial advisory fees paid to a private equity firm that held a majority of the Company’s stock.

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

In 2009, steel prices increased and supply normalized compared to the volatility experienced in 2008. In 2009, resin prices declined sharply. Although we do not believe the price changes and restricted supply will be sustained, they show the effect of general economic conditions on commodity pricing.

Historically, we have been able to procure sufficient quantities of raw materials, even during periods of tightened supply, to produce products to meet customer demand. However, we cannot assure that we may be able to do so in the future.

To reduce our overall cost of raw materials, we may periodically purchase additional quantities of steel and resin in advance of price increases, each as may be available.

Acquisitions

The results of operations from the following acquisitions are included in the consolidated financial statements from the date of acquisition. The acquisitions are discussed in further detail under “Acquisitions” in Note 1, “General,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We approach acquisitions as a part of our strategic growth. This objective includes both add-on acquisitions in our core markets and acquisitions offering organic growth.

Canadian Acquisitions

In July 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. In January 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd., a Toronto-based manufacturer of steel pails for industrial packaging markets. Following the acquisition of Vulcan in 2007, we consolidated the Vulcan steel pail business with and into the metal packaging operations of ICL and closed the Vulcan manufacturing facility.

Central Can Acquisition

In August 2009, we acquired Central Can Company, a U.S. producer of rigid general line metal and plastic containers, in a stock purchase. Central Can, located in Chicago, operates one plant producing metal paint and specialty cans, steel pails, and hybrid and all plastic paint cans. Annual sales for Central Can were approximately $68 million. The acquisition of Central Can fits with our core skills and expands our product offering in North America. In addition to sales growth, the Central Can acquisition provided product portfolio extension through the addition of various sizes of hybrid and all plastic paint cans.

Ball Plastics Acquisition

In October 2009, subsequent to the end of fiscal 2009, we acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia. The facility produces injection molded plastic pails and certain other products. The acquisition of Ball Plastics fits with our core skills.

Restructuring Initiatives

In 2007, we consolidated our ICL and Vulcan businesses and closed the Vulcan manufacturing facility. The consolidation enabled us to utilize existing capacity at our ICL facilities.

In 2008, we closed our plastic manufacturing facility in Cleveland, Ohio and our metal material center in Franklin Park, Illinois. The closures enabled us to utilize existing capacity at other facilities and to eliminate redundant positions. In 2009 and 2008, we recorded restructuring expenses of $1.8 million and $8.5 million, respectively, related to these facility closures. The charges included $3.7 million for withdrawal liabilities from union sponsored multiemployer pension plans, $1.2 million for severance and benefits and $5.4 million for facility closure and holding costs.

In 2009, the Board approved a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the strength of the Company’s current management team made the divisional structure unnecessary and that the single operating structure will increase management efficiency and lower overhead expenses in support of our continued efforts to reduce our overall cost base. In 2009, we recorded restructuring expenses related to this plan of approximately $3.1 million for severance and benefits, costs associated with the consolidation of administrative offices and costs to relocate certain employees.

In 2009 and 2008, we also eliminated certain positions at our manufacturing facilities in Canada and recorded restructuring expenses of $0.3 million and $1.0 million, respectively, for severance and benefits.

Following the acquisition of Central Can in August 2009, we implemented a plan to close our metal packaging facilities located in Chicago (Kilbourn) and Brampton, Ontario. The business and certain equipment will be moved into the Central Can facility. We expect to complete the facility consolidation during the second quarter of 2010, which we expect will create our second largest manufacturing operation. The consolidation will result in the termination of approximately 30 salaried and approximately 55 hourly positions. We recorded a restructuring liability of $1.2 million for severance and benefits in the opening balance sheet of Central Can. In addition, we estimate restructuring charges associated with this initiative of approximately $0.8 million for severance and benefits and approximately $3.1 million for facility closure and holding costs. We recorded $0.3 million of the estimated charge in the fourth quarter of 2009 and expect to record the majority of the remaining charge in 2010.

In addition to restructuring charges, we estimate additional depreciation of approximately $1.7 million related to the shortened useful lives of certain equipment, primarily located at our Brampton facility. We recorded additional depreciation of $0.6 million in the fourth quarter of 2009 and expect to record the remaining $1.1 million in the first quarter of 2010. We expect to make capital expenditures of approximately $2.5 million in 2010 to facilitate the consolidation into the Central Can facility and to make certain productivity improvements.

Results of Operations

References to cost of products sold in the following discussion refer to cost of products sold excluding depreciation and amortization.

References to gross margin in the following discussion refer to net sales less cost of products sold excluding depreciation and amortization. References to gross margin percentage refer to gross margin as a percentage of net sales.

We present cost of products sold and gross margin because these measures are used by management to evaluate segment and overall performance. Management believes gross margin and gross margin percentage provide information on the contribution of sales to EBITDA (a primary performance measure used by management).

Fiscal Year 2009, Fiscal Year 2008 and Fiscal Year 2007

Overview

The following highlights changes in the results of operations for 2009 compared to 2008 and 2008 compared to 2007.

2009

•

In 2009, net sales decreased 11.2% ($114.6 million) and gross margin increased 14.5% ($18.9 million) compared to 2008. Net sales continued to be adversely affected by the condition of the general economy. Net sales were impacted by a decline in volume of approximately 16%. Management believes that decreased sales are indicative of market conditions and not a loss of market share. In 2009, the decline in consolidated net sales resulting from lower volume was partially offset by higher average selling prices.

•

In 2009, metal packaging segment net sales increased 1.2% and gross margin increased 14.1%. Metal packaging segment net sales were impacted by a decline in volume of 16%. In 2009, the impact of volume declines on metal packaging net sales were offset by higher selling prices previously implemented in response to an increase in the cost of raw materials.

•

In 2009, plastic packaging segment net sales decreased 27.9% and gross margin increased 11.2%. Plastic packaging segment net sales were impacted by a decline in volume of approximately 17%. In addition to the impact from lower volume, plastic packaging segment net sales decreased in 2009 due to lower selling prices resulting from the pass through of decreases in the cost of resin.

•

In 2009, consolidated gross margin percentage increased to 16.5% from 12.8%, metal packaging segment gross margin percentage increased to 16.8% from 14.9% and plastic packaging segment gross margin percentage increased to 15.8% from 10.3%. Gross margin percentages increased, in part, due to cost reduction initiatives and deflation on certain non-raw material costs.

•

In 2009, Interest expense, net, decreased 0.6% to $35.1 million. Interest expense on our variable rate debt declined approximately $5.4 million primarily due to lower interest rates and lower average outstanding borrowings. The decrease in interest expense on these borrowings was offset by an increase in interest expense on senior subordinated notes.

•

In 2009, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. In 2009, related to this consolidation plan, we recorded restructuring expenses of approximately $3.2 million primarily related to severance and benefits, employee relocations and office closure costs. Management believes the change in the operating structure will increase management efficiency and lower overhead expenses in support of its continued efforts to reduce our overall cost base.

2008

•

In 2008, net sales increased 6.3% ($60.0 million) and gross margin increased 0.9% ($1.1 million) from 2007. In 2007, gross margin was reduced by $4.3 million of initial public offering expense included in cost of products sold. The increase in net sales is primarily due to higher sales prices driven by higher raw material costs partially offset by lower volumes and an unfavorable product and customer mix. Volume increased for aerosol containers, blow mold containers and injection mold pails and decreased for metal general line containers primarily due to the weak housing market that affected demand for paint and other housing related products.

Excluding the $4.3 million of initial public offering expense included cost of products sold in 2007, gross margin in 2008 decreased 2.4% ($3.2 million) is primarily due to lower volumes, an unfavorable mix of products sold and higher spending, partially offset by certain sales price increases in excess of higher material costs.

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

The following tables set forth changes in our statements of operations for the years ended September 27, 2009, September 28, 2008 and September 30, 2007.

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Net sales	$904.4	$1,019.0	$959.0	(11.2)%	6.3%
Cost of products sold (excluding depreciation and amortization)	755.5	889.0	830.1	(15.0)	7.1

Gross margin	148.9	130.0	128.9	14.5	0.9

Depreciation and amortization	44.8	46.8	45.4	(4.3)	3.1
Selling and administrative expense	23.4	24.9	37.2	(6.0)	(33.1)
Public offering expense	–	–	9.6	–	(100.0)
Restructuring expense	5.6	9.6	(0.1)	(41.7)	NM
Interest expense, net	35.1	35.3	38.0	(0.6)	(7.1)
Loss on extinguishment of debt	4.8	–	–	NM	–
Other	0.5	0.2	1.0	150.0	(80.0)

Income (loss) before income taxes	34.7	13.2	(2.2)	162.9	NM
Provision for income taxes	11.2	1.3	0.9	NM	44.4

Net income (loss)	$23.5	$11.9	$(3.1)	97.5%	NM %

NM—Not Meaningful

Net Sales

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Net Sales by Segment
Metal packaging	$590.1	$583.0	$572.8	1.2%	1.8%
Plastic packaging	314.3	436.0	386.2	(27.9)	12.9

Consolidated net sales	$904.4	$1,019.0	$959.0	(11.2)%	6.3%

Metal Packaging. In 2009, metal packaging segment net sales increased as higher selling prices driven by the pass-through of higher raw material costs were largely offset by a volume decline of approximately 16%. In 2008, metal packaging segment net sales increased slightly from 2007 as price increases implemented in response to our higher raw material costs offset a decline in sales related to an overall decline in volume.

Overall metal packaging volume began to decline in 2007 and continued to decline through 2009. These volume declines are primarily due to declining volumes in paint and other general line containers. Demand for architectural paint and coatings, the largest end use market segment for our metal packaging containers, weakened in 2007 and remained weak through 2009 primarily because of continued weakness in the home construction and improvement sector and in the overall general economy.

Plastic Packaging. In 2009, plastic packaging segment net sales decreased as lower selling prices driven by lower raw material costs were compounded by a volume decline of approximately 17%. In 2008, plastic packaging segment net sales increased over 2007 due to higher selling prices resulting from the pass-through of increases in raw material costs and, to a lesser extent, a slight increase in overall volume in 2008. Volume increased in 2008 due, in part, to gains in market share. Volumes in 2009 and 2008 gains in 2008 were affected by weak demand in the home construction and improvement sector and in the overall general economy, as discussed above.

The volume declines noted above are primarily a result of lower demand for those products packaged by our customers, generally because of the weak overall general economic environment. Management believes that decreased sales are indicative of general economic conditions and not a loss of market share.

Cost of Products Sold and Gross Margin

As noted above, we present and discuss cost of products sold and gross margin excluding depreciation and amortization because management uses EBITDA as a performance measure. Depreciation and amortization are discussed below.

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Cost of Products Sold by Segment
Metal packaging	$491.1	$496.2	$491.7	(1.0)%	0.9%
Plastic packaging	264.6	391.3	333.4	(32.4)	17.4

Segment cost of products sold	755.7	887.5	825.1	(14.9)	7.6
Corporate undistributed expenses	(0.2)	1.5	5.0	(113.3)	(70.0)

Consolidated cost of products sold	$755.5	$889.0	$830.1	(15.0)%	7.1%

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Gross margin by segment
Metal packaging	$99.0	$86.8	$81.1	14.1%	7.0%
Gross margin percentage	16.8%	14.9%	14.2%

Plastic packaging	49.7	44.7	52.8	11.2	(15.3)
Gross margin percentage	15.8%	10.3%	13.7%

Segment gross margin	148.7	131.5	133.9	13.1	(1.8)
Gross margin percentage	16.4%	12.9%	14.0%

Corporate undistributed expenses	0.2	(1.5)	(5.0)	(113.3)	(70.0)

Consolidated gross margin	$148.9	$130.0	$128.9	14.5%	0.9%

Gross margin percentage	16.5%	12.8%	13.4%

In 2009, cost of products sold for each of our metal packaging and plastic packaging segments decreased, in part, due to declines in sales volume. However, we also attribute the decrease in cost of products sold and the increase in gross margin as a percentage of net sales for these segments to strong results from our cost reduction program, reductions in various categories of cost (including freight, fuel surcharges and certain other direct materials) and, for the metal packaging segment, improved operating results for our aerosol products.

In 2008, metal packaging cost of products sold increased slightly from 2007 primarily due to higher raw material costs, partially offset by lower volume and higher productivity. Metal packaging segment cost of products sold as a percentage of segment net sales decreased to 85.1% in 2008 from 85.8% in 2007. The decrease in metal packaging segment cost of products sold as a percentage of net sales in 2008 was positively affected by higher selling prices resulting from the pass-through of higher steel costs. Cost of products sold as a percentage of net sales in 2008 continued to be adversely affected by: (1) the cost of steel which became unfavorable beginning in the second half of 2007 and continued through the first quarter of 2008 due to the disappearance of lower-cost foreign sources and opportunistic spot buys; (2) material cost increases implemented in the second quarter of 2008; (3) competitive pricing pressures, particularly for aerosol cans; and (4) lower volume and an unfavorable customer mix driven by slowness in the home construction and improvement sector and in the overall economy.

In 2008, plastic packaging segment CPS increased primarily due to higher volume, higher resin costs and lower productivity. Plastic packaging segment CPS as a percentage of segment net sales increased to 89.8% in 2008 from 86.3% in 2007 primarily because of higher raw material costs relative to selling price pass-through and lower productivity.

Corporate Expenses. In 2009, corporate undistributed expenses included a reduction in previously accrued stock-based compensation of approximately $1.0 million related to the reversal of accrued stock-based compensation on unvested options that were canceled due to employee terminations.

In 2008, corporate undistributed expenses decreased due to $4.3 million of expenses in 2007 associated with the initial public offering, including $2.5 million of management bonus and $1.8 million of stock-based compensation expense associated with the accelerated vesting of certain stock options. Corporate undistributed expense included stock-based compensation expense of $0.6 million in 2007 and $1.5 million in 2008 related to stock options modified in 2007 because of the IPO. The increase in stock-based compensation expense in 2008 is due to the timing of the IPO, which occurred late in 2007.

Depreciation and Amortization

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Depreciation and Amortization by Segment
Metal packaging	$21.3	$23.3	$22.7	(8.6)%	2.6%
Plastic packaging	22.0	22.2	21.7	(0.9)	2.3

Segment depreciation and amortization	43.3	45.5	44.4	(4.8)	2.5
Corporate undistributed expenses	1.5	1.3	1.0	15.4	30.0

Consolidated depreciation and amortization	$44.8	$46.8	$45.4	(4.3)%	3.1%

In 2009, depreciation and amortization expense (D&A) decreased due to declining amortization expense on other intangibles, which was partially offset by higher depreciation expense associated with higher capital expenditures in 2008. In 2009, metal packaging segment D&A included approximately $0.6 million of additional depreciation associated with the planned closure of our Brampton facility. In 2008, metal packaging segment D&A included approximately $0.8 million of additional depreciation associated with the closure of our Franklin Park facility. In 2008, plastic packaging segment D&A included approximately $0.5 million of additional depreciation associated with the closure of our Cleveland facility.

Selling and Administrative Expense

				Percentage Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Selling and Administrative Expense by Segment
Metal packaging	$4.9	$5.9	$5.9	(16.9)%	–%
Plastic packaging	3.7	4.1	4.5	(9.8)	(8.9)

Segment selling and administrative expense	8.6	10.0	10.4	(14.0)	(3.8)
Corporate undistributed expenses	14.8	14.9	26.8	(0.7)	(44.4)

Consolidated selling and administrative expense	$23.4	$24.9	$37.2	(6.0)%	(33.1)%

In 2009, segment selling and administrative expenses declined primarily due to reduced spending related to our on-going cost reduction initiatives. In 2008, the decrease in segment selling and administrative expense (S&A) for from 2007 was primarily due to lower bonus expense and spending in each of the segments.

Corporate undistributed expense in 2008 included a $1.0 million favorable adjustment related to a change in our estimate of the allowance for doubtful accounts. The adjustment was partially offset by the write-off of $0.7 million in accounts receivable that became uncollectible following a customer filing for liquidation in bankruptcy.

Excluding the above adjustment in 2008, corporate undistributed selling and administrative expenses decreased $1.1 million in 2009 primarily due to lower stock-based compensation expense related to modifications made in 2007 and lower professional fees, partially offset by higher performance based bonus expense, additional bad debt expenses associated with certain uncollectible accounts receivable and higher litigation expenses.

Corporate undistributed expense in 2007 included approximately $15.8 million of an initial public offering expenses consisting of an $8.0 million management bonus and $7.8 million of stock-based compensation expense associated with the accelerated vesting of certain stock options.

Because of the IPO in 2007, the vesting criteria of certain options were modified, which resulted in additional stock-based compensation expense of $1.5 million in 2007 and $4.8 million in 2008. The increase in 2008 over 2007 is due to the timing of the modification, which occurred with the IPO in June 2007. See Note 10, Share-Based Compensation, of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Excluding stock-based compensation and IPO related expenses, corporate undistributed expense increased approximately 13% in 2008 over 2007. The increase in 2008 is primarily due to higher expenses associated with being a public company (primarily board of director expenses and higher D&O insurance premiums), higher bonus expense and higher professional fees.

The majority of bonus expense is based on the achievement of certain performance goals established by the Board. Senior management exceeded established goals in 2009 and, on average, met established goals in 2008. Performance goals were not met in 2007.

Restructuring Expense

In the third quarter of 2009, the Board approved a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the strength of the Company’s current management team made the divisional structure unnecessary and that the single operating structure will increase management efficiency and lower overhead expenses in support of our continued efforts to reduce the our overall cost base. In 2009, we recorded approximately $1.5 million in severance and benefits and approximately $0.9 million related to administrative office consolidation and employee relocations. In addition to the plan, we recorded approximately $0.7 million in 2009 for severance and benefits related to the elimination of certain other redundant positions.

In addition, we recorded approximately $1.8 million in 2009 in expenses related to the closure of our Franklin Park and Cleveland facilities in 2008.

In 2008, we recorded approximately $8.5 million in expenses related to the closure of the Franklin Park and Cleveland facilities, approximately $1.0 million related to the elimination of certain redundant positions in Canada and approximately $0.1 million related to adjustments in prior year restructuring plans.

See Note 16, “Restructuring and Reorganization Liabilities” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Loss on Extinguishment of Debt

In 2009, we refinanced and extinguished our senior subordinated notes due 2010, resulting in a loss of $4.8 million, which consisted of a call premium of $3.3 million and the write-off of $1.5 million of unamortized debt issuance costs associated with the 2010 notes. See Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further information.

Interest Expense, Net

In 2009, interest expense decreased $0.2 million from 2008. Although interest expense on our variable rate debt decreased primarily due to lower interest rates and lower average outstanding borrowings, the decrease was offset an increase of approximately $5.1 million related to the refinancing of our senior notes in April 2009, which includes approximately $1.7 million of interest paid on the old notes during the required 30 day call period. See Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further information on the refinancing of the senior notes.

Income Taxes

In 2009, the provision for income taxes was $11.2 million for an effective tax rate of approximately 32% as compared to a provision for income taxes in 2008 of $1.3 million for an effective tax rate of approximately 10%. In 2008, the provision for income taxes included favorable adjustments related to a tax dispute settlement related to the fiscal 2004 acquisition of NAMPAC ($0.5 million), a favorable tax dispute settlement in Puerto Rico ($0.7 million), a favorable adjustment related to a correction of an error in deferred taxes ($2.3 million) and favorable changes to state and Canadian statutory rates ($1.1 million). These items caused the reduction in the effective tax rate for 2008. The effective tax rate for 2007 was (42.8)%, primarily due to $1.5 million in non-deductible public offering expenses.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. For example, in the first quarters of fiscal 2009 and 2008 our net sales were approximately 24% and 21%, respectively, of total annual net sales and gross profit as a percentage of total annual gross profit was approximately 14% and 16% in the first quarters of fiscal 2009 and 2008, respectively.

Liquidity and Capital Resources

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” At September 27, 2009, we were in compliance with our debt covenants. With certain exceptions, we are prohibited by our long-term debt arrangements from paying cash dividends, including cash dividends between BWAY and BHC.

See “An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability,” “The indenture and our credit facility contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable as a result of a default under an unrelated debt instrument,” “Restrictive covenants in the indenture and our credit facility could restrict our operating flexibility,” “We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture,” “Current economic conditions could adversely affect our results of operations and financial condition” and “The availability and pricing of steel could be significantly affected by consolidation of key suppliers” in Item 1A, Risk Factors.

At September 27, 2009, we had $49.4 million available under revolving credit facilities ($4.8 million of which was only available to our Canadian subsidiary). At September 27, 2009, we had $88.7 million of cash on hand, of which $32.0 million was used for the Ball Plastics acquisition in October 2009 and $6.5 million will be used in December 2009 to make a mandatory repayment on the term loans due to Excess Cash Flow (as defined in the credit agreement).

Due to a mandatory repayment of $6.5 million on outstanding term loan borrowings in December 2009, there are no scheduled quarterly repayments due in 2010. Scheduled quarterly repayments of approximately $0.5 million will resume in December 2010 and continue through March 31, 2013.

At September 27, 2009, we had $200.3 million of outstanding borrowings subject to variable interest rates at a weighted-average borrowing rate of 2.6%. Interest of $11.4 million is payable on the Senior Notes in each of April and October.

We expect capital expenditures in 2010 of approximately $27.0 million to $29.0 million, which includes amounts related to the integration of recent acquisitions.

We expect that cash on hand, operating cash flows and available revolving credit will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term.

In addition, the current global economic crisis has created volatility in the equity and credit markets and many financial and other institutions continue to experience financial uncertainty. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although it is not possible to predict how financial markets and general economic conditions may affect our financial position, results of operations and/or cash flows, failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under our credit facility, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and credit markets. Continued uncertainty in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we were unable to obtain sufficient additional financing when our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

Historical Cash Flows

Summary Cash Flow Information

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

				Change
	2009	2008	2007	FY09 v FY08	FY08 v FY07
	($ in millions)
Net cash provided by operating activities	$71.3	$73.8	$46.9	$(2.5)	$26.9
Net cash used in investing activities	(46.2)	(33.6)	(31.4)	(12.6)	(2.2)
Net cash used in financing activities	(25.9)	(1.1)	(13.1)	(24.8)	12.0
Effect of exchange rate changes	(2.6)	(0.4)	–	(2.2)	(0.4)

Net (decrease) increase in cash and cash equivalents	$(3.4)	$38.7	$2.4	$(42.1)	$36.3

Cash and cash equivalents, end of period	$88.7	$92.1	$53.4

Cash requirements for operations and capital expenditures during 2009, 2008 and 2007 were primarily financed through internally generated cash flows and cash on hand. On occasion, short-term cash shortfalls were covered by borrowings under the revolving credit facility; however, no amounts were outstanding under our revolving credit facility at the end of the year.

In the first quarter of 2010, we used approximately $32.0 million of cash on hand for the acquisition of Ball Plastics and approximately $6.5 million for mandatory excess cash flow repayments on our term loan. In the first quarter of 2009, we used approximately $17.7 million of cash on hand for mandatory excess cash flow repayments on our term loan.

Operating Activities

In 2009, cash provided by operating activities decreased $2.5 million (3%) from 2008 as cash from higher net income was offset by a $13.7 million net increase in primary working capital (accounts receivable and inventories less accounts payable).

In 2008, cash provided by operating activities increased $26.9 million (57%) from 2007. The increase is primarily due to the payment of $20.1 million in IPO related expenses in 2007, as discussed above, and from a $13.1 million net decrease in primary working capital (accounts receivable and inventories less accounts payable) in 2008.

Investing Activities

In 2009, cash used in investing activities increased $12.6 million (37%) from 2008. Capital expenditures decreased $15.5 million (46%) from 2008 due to higher than normal capital expenditures in 2008 (as discussed below). In 2009, we used $27.7 million of cash to acquire Central Can. There were no business acquisitions in 2008.

In 2008, cash used in investing activities increased $2.2 million (7%) from 2007. Capital expenditures increased $8.4 million (33%) to complete capital investments related to machinery and equipment for the production of new plastic containers developed in 2007 and for the production of aerosol components. There were no business acquisitions in 2008, but in 2007 we used $5.9 million of cash to acquire Vulcan.

Financing Activities

In 2009, cash used in financing activities increased $24.8 million from $1.1 million in 2008 due to a $17.6 million required debt repayment in 2009 related to excess cash flow in 2008, to the payment of a $3.3 million call premium on the early redemption of the senior subordinated notes due 2010 (which were refinanced with senior subordinated notes due 2014) and to the payment of $5.5 million in debt issuance costs related to the refinanced of the senior subordinated notes.

In 2008, cash used in financing activities decreased $12.0 million from 2007 due to a $20.0 million voluntary debt repayment in 2007, which was partially offset by $7.8 million in cash flows from proceeds and excess tax benefits associated with the exercise of stock options in 2007. Option exercises in 2007 were primarily connected with the IPO.

In 2009, long-term debt, including the current portion, decreased $19.0 million to $402.3 million. The decrease was due to required debt repayments of $18.1 million and to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes, partially offset by the accretion of debt discount on the senior subordinated notes due 2014 of $2.0 million. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

Management expects financing activities in 2010 to primarily relate to scheduled debt repayments and principal repayments under capital lease obligations. See “Contractual Obligations and Commercial Commitments” below for a table that includes these amounts.

Market Risk

Our cash flows and earnings are exposed to the risk of interest rate changes resulting from variable rate borrowings under the credit facility. Outstanding borrowings under the credit facility bear interest at a market rate of interest plus an applicable margin (based on certain ratios contained in the credit agreement). At September 27, 2009, borrowings of $200.3 million were subject to interest rate risk. A 100 basis point increase in the interest rate on these borrowings would reduce annual pretax earnings by approximately $2.0 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would cause the market value of the notes to decrease approximately $8.0 million.

Our business is also exposed to variations in the prices of steel and of plastic resin. See Item 1, “Business” and “Commodity Risk” below.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. Net sales denominated in Canadian dollars were approximately 8% in 2009 and 9% in 2008. Excluding purchases denominated in Canadian dollars that are funded by operations in Canada, we do not believe that purchases from suppliers denominated in a currency other than the U.S. dollar are significant and do not believe we are exposed to a significant risk of changes in exchange rates relative to the U.S. dollar.

Off-Balance Sheet Arrangements

Other than standby letters of credit issued by a bank on our behalf primarily in favor of our workers’ compensation insurers, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

Significant contractual obligations at September 27, 2009:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in millions)
Contractual Obligations
Long-term debt obligations (1),(2),(3)	$428.8	$6.5	$4.1	$418.2	$–
Interest commitments on senior notes (4)	114.8	23.4	45.7	45.7	–
Operating and capital lease obligations	64.0	10.6	15.7	13.4	24.3
Uncertain tax positions (5)	–	–	–	–	–
Pension withdrawal obligations (6)	4.3	0.2	0.4	0.4	3.3
Other obligations (7)	31.4	2.6	5.4	5.6	17.8

Total contractual obligations	$643.3	$43.3	$71.3	$483.3	$45.4

(1)

Includes $228.5 million in principal amount of our 10% Senior Subordinated Notes that become due in 2014 and $200.3 million of outstanding term loan borrowings. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. At September 27, 2009, we had borrowing capacity under the revolving credit facilities of approximately $49.4 million. The term loans have scheduled quarterly repayments with a lump sum due at maturity, July 17, 2013. See Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements for additional information.

(2)

In the event of a continuing event of default (as defined in the indenture), the trustee or holders of 25% of the outstanding principal of the senior subordinated notes could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture), each note holder has the right to require us to purchase all or a portion of their notes at 101% of the principal amount thereof (at September 27, 2009, 101% of the total principal amount outstanding was $230.8 million) plus accrued and unpaid interest to the date of purchase. At September 27, 2009, the entire original principal amount was outstanding. The notes were issued at a discount to par.

(3)

Payments due in less than one year include a mandatory repayment of excess cash flow, as defined in the credit agreement, of $5.0 million due on the U.S. dollar denominated term loan and $1.5 million due on the Canadian dollar denominated term loan.

(4)

The table does not include variable interest payable on the credit facility borrowings, which is generally due and payable quarterly. Based on outstanding variable borrowings of $200.3 million and a weighted-average interest rate of 2.6% at September 27, 2009, the annual interest obligation would be approximately $5.2 million.

(5)

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. At September 27, 2009, $0.9 million of unrecognized tax benefits have been excluded from the table. See Note 12, “Income Taxes,” of Notes to Consolidated Financial Statements for additional information regarding our unrecognized tax benefits as of September 28, 2008.

(6)

At September 27, 2007, we had $3.7 million accrued as an estimate of our obligation to satisfy employer withdrawal liabilities associated with unfunded benefit obligations of union sponsored multiemployer pension plans. The obligation is related to a facility we closed in 2008.

Because our portion of any withdrawal liability is determined as of the end of the applicable plan year in which we withdrew from the plan, we do not know the actual amount or over what period the liability will be settled. In 2009, we received a final determination from one of the plans, which is reflected in the table and includes a liability of $2.6 million and $1.7 million of interest. The final payment related to this plan is due in 2029. The remaining liability of $1.1 million is an estimate and payments are not reflected in the table because we do not currently know the actual amount or timing of those payments. See “Franklin Park” under Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(7)

Other obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain retired executives, pension liabilities, other postretirement benefits and asset retirement obligations. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, at September 27, 2009. Asset retirement obligations are included in “Other Long-Term Liabilities.”

At September 27, 2009, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $5.6 million in favor of our workers’ compensation insurers and purchasing card vendor. Outstanding standby letters of credit reduce our borrowing capacity under the revolving credit facilities. At September 27, 2009, $44.6 million of the $50.0 million U.S. Revolver facility was available and $4.8 million of the $5.0 million Canadian Revolver facility was available.

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

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance will be effective for us beginning September 28, 2009 primarily affecting the accounting for subsequent acquisitions. We do not believe the adoption of the new guidance will have a material effect on our financial position, results of operations or cash flows.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. We determine estimated useful lives of our fixed assets and finite-lived intangible assets based on the type and expected usage of the asset.

Goodwill and Other Intangible Assets

Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and technology) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Finite-lived, identifiable intangible assets are also tested for impairment as noted above for long-lived assets. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually at the end of our fiscal year.

We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. The goodwill impairment test involves two steps. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. For purposes of the first step, the fair value of a reporting unit determined in the prior year may be carried forward under certain circumstances. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

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

Share-Based Compensation

We adopted new accounting guidance at the beginning of 2007 related to share-based payments using a “prospective transition” method. Under this method of adoption, we recognize share-based compensation expense for all new awards and for awards outstanding at adoption that we subsequently modify, repurchase or cancel. Share-based awards are accounted for using a fair value-based method and compensation cost is recognized over the period that service is required in order to receive the benefit. In addition, benefits of tax deductions in excess of recognized compensation cost are recorded as increases to additional paid-in capital and are reported as financing cash flows in the statement of cash flows.

For purposes of determining the grant date fair value of share-based payment awards, we have used the Black-Scholes option-pricing model (the Black-Scholes Model). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Employee stock options have characteristics significantly different from those of traded options and changes in the assumptions used in the model can materially affect estimates of fair value. As such, the option pricing model may not provide a reliable single measure of fair value of our employee stock options.

The following inputs are utilized in the Black-Scholes Model (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock. These inputs involve judgment and are determined as of the grant date

For further information, including assumptions used in the models, see Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Income Taxes

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, we have also recognized associated interest and penalties.

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

Environmental Matters

For information regarding environmental matters, see Item 1, “Business—Environmental, Health and Safety Matters.”

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” and “Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which are incorporated herein by reference.

For a discussion of commodity risk and its relation to our cost of products sold, see “Business” in Item 1 and “Commodity Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which are incorporated herein by reference.

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

Item 8

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWAY Holding Company:

We have audited the accompanying consolidated balance sheets of BWAY Holding Company and subsidiaries (the “Company”) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2009. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2009 and September 28, 2008, and the results of its operations and cash flows for each of the three years in the period ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation (a wholly owned subsidiary of BWAY Holding Company) and subsidiaries (the “Company”) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended September 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2009 and September 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 11, 2009

CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

September 27, 2009 and September 28, 2008

($ in millions, except par value)

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$88.7	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $1.2	103.8	113.3
Inventories, net	87.0	112.2
Other current assets	15.6	20.7

Total current assets	295.1	338.3

Property, plant and equipment, net	160.9	141.9
Goodwill	259.0	251.0
Other intangible assets, net	129.4	142.2
Other assets	11.1	9.0

Total assets	$855.5	$882.4

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$98.0	$149.8
Other current liabilities	63.3	52.4
Current portion of long-term debt	6.5	18.9

Total current liabilities	167.8	221.1

Long-term debt	395.8	402.4
Deferred tax liabilities	46.5	55.8
Other liabilities	47.1	29.4

Total liabilities	657.2	708.7

Commitments and contingencies (Note 17)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	–	–
Common stock, $0.01 par value, 200,000,000 shares authorized; 22,198,718 and 21,860,650 shares issued and outstanding	0.2	0.2
Additional paid-in capital	137.9	133.7
Retained earnings	64.0	40.5
Accumulated other comprehensive loss	(3.8)	(0.7)

Total stockholders’ equity	198.3	173.7

Total liabilities and stockholders’ equity	$855.5	$882.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions, except per share amounts)

	2009	2008	2007
Net sales	$904.4	$1,019.0	$959.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	755.5	889.0	830.1
Depreciation and amortization	44.8	46.8	45.4
Selling and administrative	23.4	24.9	37.2
Public offering	–	–	9.6
Restructuring	5.6	9.6	(0.1)
Interest, net	35.1	35.3	38.0
Loss on extinguishment of debt	4.8	–	–
Other	0.5	0.2	1.0

Total costs and expenses	869.7	1,005.8	961.2

Income (loss) before income taxes	34.7	13.2	(2.2)
Provision for income taxes	11.2	1.3	0.9

Net income (loss)	$23.5	$11.9	$(3.1)

Net income (loss) per share (Note 10)
Basic	$1.07	$0.55	$(0.15)
Diluted	1.00	0.51	(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Holding Company and Subsidiaries

Year ended September 27, 2009, September 28, 2008 September 30, 2007

($ in millions)

	2009	2008	2007
Common Stock
Balance, beginning and end of period	$0.2	$0.2	$0.2

Additional Paid-In Capital
Balance, beginning of period	133.7	125.9	106.2
Proceeds from stock option exercises	2.1	0.9	3.5
Excess tax benefit related to share-based payments	0.6	0.1	4.4
Stock-based compensation expense	1.0	6.3	11.7
Other	0.5	0.5	0.1

Balance, end of period	137.9	133.7	125.9

Retained Earnings
Balance, beginning of period	40.5	28.8	31.9
Net income (loss)	23.5	11.9	(3.1)
Cumulative impact of adopting new accounting guidance for uncertainty in income taxes	–	(0.2)	–

Balance, end of period	64.0	40.5	28.8

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(0.7)	2.4	(0.5)
Other comprehensive (loss) income	(3.1)	(3.1)	2.8
Cumulative impact of adopting new accounting guidance for defined benefit plans, net of tax	–	–	0.1

Balance, end of period	(3.8)	(0.7)	2.4

Total Stockholders’ Equity	$198.3	$173.7	$157.3

Comprehensive Income (Loss)
Net income (loss)	$23.5	$11.9	$(3.1)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1.1)	(1.2)	2.8
Pension and other postretirement prior service cost and actuarial loss, net of tax	(2.0)	(1.9)	–

Total other comprehensive (loss) income	(3.1)	(3.1)	2.8

Comprehensive income (loss)	$20.4	$8.8	$(0.3)

Number of Common Shares Issued (000s)
Balance, beginning of period	21,861	21,661	20,525
Shares issued for stock option exercises	291	178	1,083
Other	47	22	53

Balance, end of period	22,199	21,861	21,661

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

Years Ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$23.5	$11.9	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	29.9	31.0	29.5
Amortization of other intangible assets	14.9	15.8	15.9
Amortization of debt issuance costs	2.2	2.1	2.1
Amortization of debt discount	2.0	–	–
Credit for doubtful accounts	(0.7)	(0.5)	–
Loss on disposition of property, plant and equipment	0.1	0.2	0.3
Deferred income taxes	(7.5)	(8.3)	(10.4)
Stock-based compensation expense	1.0	6.3	12.3
Loss on extinguishment of debt	4.8	–	–
Other	0.3	–	–
Change in accounts receivable	16.3	(6.2)	12.8
Change in inventories	31.3	(0.8)	(10.4)
Change in accounts payable	(61.3)	20.1	9.4
Change in other assets	4.7	(5.1)	(2.2)
Change in accrued and other liabilities	4.9	5.0	(7.7)
Change in income taxes, net	4.9	2.3	(1.6)

Net cash provided by operating activities	71.3	73.8	46.9

Cash Flows from Investing Activities
Capital expenditures	(18.5)	(34.0)	(25.6)
Business acquisitions, net of cash acquired	(27.7)	–	(5.9)
Other	–	0.4	0.1

Net cash used in investing activities	(46.2)	(33.6)	(31.4)

Cash Flows from Financing Activities
Issuance of senior subordinated notes	200.0	–	–
Repayment of senior subordinated notes	(200.0)	–	–
Premium on call of senior subordinated notes	(3.3)	–	–
Repayments of other long-term debt	(18.1)	(1.9)	(20.6)
Principal repayments under capital lease obligations	(1.7)	(0.2)	(0.2)
Proceeds from stock option exercises	2.1	0.9	3.4
Excess tax benefits related to share-based payments	0.6	0.1	4.4
Debt issuance costs	(5.5)	–	(0.1)

Net cash used in financing activities	(25.9)	(1.1)	(13.1)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	(0.4)	–

Net (decrease) increase in cash and cash equivalents	(3.4)	38.7	2.4
Cash and cash equivalents, beginning of period	92.1	53.4	51.0

Cash and cash equivalents, end of period	$88.7	$92.1	$53.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

September 27, 2009 and September 28, 2008

($ in millions, except par value)

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$88.7	$92.1
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $1.2	103.8	113.3
Inventories, net	87.0	112.2
Other current assets	15.6	20.7

Total current assets	295.1	338.3

Property, plant and equipment, net	160.9	141.9
Goodwill	259.0	251.0
Other intangible assets, net	129.4	142.2
Other assets	11.1	9.0

Total assets	$855.5	$882.4

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$98.0	$149.8
Other current liabilities	63.3	52.4
Current portion of long-term debt	6.5	18.9

Total current liabilities	167.8	221.1

Long-term debt	395.8	402.4
Deferred tax liabilities	46.5	55.8
Other liabilities	47.1	29.4

Total liabilities	657.2	708.7

Commitments and Contingencies (Note 17)

Stockholder’s Equity
Preferred stock, $0.01 par value, 500 shares authorized	–	–
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	–	–
Additional paid-in capital	144.6	140.4
Retained earnings	57.5	34.0
Accumulated other comprehensive loss	(3.8)	(0.7)

Total stockholder’s equity	198.3	173.7

Total Liabilities and Stockholder’s equity	$855.5	$882.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Net sales	$904.4	$1,019.0	$959.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	755.5	889.0	830.1
Depreciation and amortization	44.8	46.8	45.4
Selling and administrative	23.4	24.9	37.2
Public offering	–	–	9.6
Restructuring	5.6	9.6	(0.1)
Interest, net	35.1	35.3	38.0
Loss on extinguishment of debt	4.8	–	–
Other	0.5	0.2	1.0

Total costs and expenses	869.7	1,005.8	961.2

Income (loss) before income taxes	34.7	13.2	(2.2)
Provision for income taxes	11.2	1.3	0.9

Net income (loss)	$23.5	$11.9	$(3.1)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Corporation and Subsidiaries

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Common Stock and Additional Paid-In Capital
Balance, beginning of period	$140.4	$132.6	$112.9
Proceeds from stock option exercises	2.1	0.9	3.5
Excess tax benefit related to share-based payments	0.6	0.1	4.4
Stock-based compensation expense	1.0	6.3	11.7
Other	0.5	0.5	0.1

Balance, end of period	144.6	140.4	132.6

Retained Earnings
Balance, beginning of period	34.0	22.3	25.4
Net income (loss)	23.5	11.9	(3.1)
Cumulative impact of adopting new accounting guidance for uncertainty in income taxes	–	(0.2)	–

Balance, end of period	57.5	34.0	22.3

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(0.7)	2.4	(0.5)
Other comprehensive (loss) income	(3.1)	(3.1)	2.8
Cumulative impact of adopting new accounting guidance for defined benefit plans, net of tax	–	–	0.1

Balance, end of period	(3.8)	(0.7)	2.4

Total Stockholder’s equity	$198.3	$173.7	$157.3

Comprehensive Income (Loss)
Net income (loss)	$23.5	$11.9	$(3.1)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1.1)	(1.2)	2.8
Pension and other postretirement prior service cost and actuarial loss, net of tax	(2.0)	(1.9)	–

Total other comprehensive (loss) income	(3.1)	(3.1)	2.8

Comprehensive income (loss)	$20.4	$8.8	$(0.3)

Number of Common Shares Issued	1,000	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$23.5	$11.9	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	29.9	31.0	29.5
Amortization of other intangible assets	14.9	15.8	15.9
Amortization of debt issuance costs	2.2	2.1	2.1
Amortization of debt discount	2.0	–	–
Credit for doubtful accounts	(0.7)	(0.5)	–
Loss on disposition of property, plant and equipment	0.1	0.2	0.3
Deferred income taxes	(7.5)	(8.3)	(10.4)
Stock-based compensation expense	1.0	6.3	12.3
Loss on extinguishment of debt	4.8	–	–
Other	0.3	–	–
Change in accounts receivable	16.3	(6.2)	12.8
Change in inventories	31.3	(0.8)	(10.4)
Change in accounts payable	(61.3)	20.1	9.4
Change in other assets	4.7	(5.1)	(2.2)
Change in accrued and other liabilities	4.9	5.0	(7.7)
Change in income taxes, net	4.9	2.3	(1.6)

Net cash provided by operating activities	71.3	73.8	46.9

Cash Flows from Investing Activities
Capital expenditures	(18.5)	(34.0)	(25.6)
Business acquisitions, net of cash acquired	(27.7)	–	(5.9)
Other	–	0.4	0.1

Net cash used in investing activities	(46.2)	(33.6)	(31.4)

Cash Flows from Financing Activities
Issuance of senior subordinated notes	200.0	–	–
Repayment of senior subordinated notes	(200.0)	–	–
Premium on call of senior subordinated notes	(3.3)	–	–
Repayments of other long-term debt	(18.1)	(1.9)	(20.6)
Principal repayments under capital lease obligations	(1.7)	(0.2)	(0.2)
Proceeds from stock option exercises	2.1	0.9	3.4
Excess tax benefits related to share-based payments	0.6	0.1	4.4
Debt issuance costs	(5.5)	–	(0.1)

Net cash used in financing activities	(25.9)	(1.1)	(13.1)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	(0.4)	–

Net (decrease) increase in cash and cash equivalents	(3.4)	38.7	2.4
Cash and cash equivalents, beginning of period	92.1	53.4	51.0

Cash and cash equivalents, end of period	$88.7	$92.1	$53.4

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

1.	GENERAL

Basis of Presentation and Background

The consolidated financial statements of BWAY Holding Company (BHC) include the accounts of BHC and its wholly-owned subsidiary, BWAY Corporation (BWAY). The consolidated financial statements of BWAY include the accounts of BWAY and its subsidiaries, each wholly-owned. In these notes, BHC and BWAY are collectively referred to as “the Company,” “we” or “our.”

These notes are equally applicable to BHC and BWAY, unless otherwise indicated. “Net Income (Loss) per Share“ in Note 10, “Stockholders’ Equity“ is only applicable to BHC and Note 19, “Supplemental Guarantor Subsidiaries Information“ is only applicable to BWAY.

Unless otherwise indicated, references in these notes to years or quarters relate to fiscal periods and references to U.S. based subsidiaries or operations include those in the Commonwealth of Puerto Rico.

Prior to 2010, our fiscal year ended on the Sunday closest to September 30. Beginning with 2010, our fiscal year will end on September 30 rather than the closest Sunday. Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries currently report their financial position, results of operations and cash flows on a calendar month basis with a fiscal year ending on September 30. These subsidiaries have been consolidated in the accompanying consolidated financial statements as of and for the years ended September 30. There were no significant or unusual transactions between the calendar and fiscal ending dates that should have been considered in the consolidated financial statements.

Investment funds affiliated with Kelso & Company, L.P. (Kelso) own approximately 45.3% of BHC’s common stock. As a result, the Kelso Affiliates exercises significant influence over matters required BHC stockholder approval and BHC’s polices and affairs.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, BHC’s operating subsidiary, produces and sells metal and rigid plastic containers primarily to industrial and consumer products manufacturers for use as packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. We report our operations in two business segments, metal packaging and plastic packaging, which are described in Note 18, “Business Segments”.

Recent Acquisitions

For the following acquisitions, we recorded acquired assets and assumed liabilities at fair value in accordance with applicable accounting guidance. The purchase price allocations were based on our fair value estimates. The results of operations related to these acquisitions are included in the consolidated financial statements from the applicable acquisition date.

The acquisition of Vulcan (as defined below) expanded our presence in the Canadian industrial use steel pail market and provided an opportunity to leverage the manufacturing capacity of our existing Canadian operations. The acquisition of Central Can (as defined below) provided strategic opportunities in our core markets and offered organic growth initiatives by expanding our product offering.

Vulcan Containers

In January 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd., (Vulcan Ltd.), which was headquartered in Toronto. Vulcan Ltd. produced steel pails, which it sold primarily in Canada. We acquired the net assets for approximately $5.9 million in cash, which was funded with available cash on hand. We refer to this acquisition as the Vulcan Acquisition and to the net assets and associated business acquired as Vulcan. Vulcan is included in the metal packaging segment.

In 2007, we consolidated our ICL and Vulcan businesses, closed the Vulcan manufacturing facility and terminated approximately 100 employees. The consolidation enabled us to utilize existing capacity at our ICL facilities. In the purchase price allocation, we recorded a reorganization liability of approximately $3.7 million for severance and facility closure costs.

Central Can

In August 2009, we acquired Central Can Company, Inc. (Central Can) in a stock purchase transaction. Central Can, located in Chicago, Illinois, produces and sells rigid general line metal and plastic containers. We acquired the stock for approximately $27.7 million in cash, which was funded with available cash on hand. We refer to this acquisition as the Central Can Acquisition. Central Can is allocated between the metal packaging and plastic packaging segments.

Following the acquisition of Central Can, we implemented a plan to close our metal packaging facilities located in Chicago (Kilbourn) and Brampton, Ontario. The business and certain equipment will be moved into the Central Can facility. We expect to complete the facility consolidation during the second quarter of 2010. The consolidation will result in the termination of approximately 30 salaried and approximately 55 hourly positions. We recorded a reorganization liability of $1.2 million for severance and benefits in the opening balance sheet of Central Can.

The following table is a summary of our purchase price allocation for the fair value of the assets acquired and liabilities assumed in the above acquisitions. The Central Can purchase price allocation is preliminary and subject to completion.

($ in millions)

	Central Can	Vulcan
Current assets	$14.5	$4.3
Property, plant and equipment	31.0	–
Intangible assets subject to amortization (customer relationships)	3.3	5.4
Goodwill	10.4	1.4
Other assets	1.5	–

Total assets acquired	60.7	11.1

Current liabilities	14.2	1.5
Reorganization liability	1.2	3.7
Other liabilities	17.6	–

Total liabilities assumed	33.0	5.2

Net assets acquired, net of cash acquired	$27.7	$5.9

We allocated goodwill and intangible assets of Central Can and Vulcan to our metal and plastic packaging segments and metal packaging segment, respectively, based on estimated fair value. See Note 8, “Goodwill and Other Intangible Assets.” Goodwill related to these acquisitions is not deductible for U.S. income tax purposes.

The weighted-average life of acquired customer relationships for Central Can and Vulcan was each approximately 14 years.

Initial Public Offering of BHC Common Stock

In June 2007, we registered BHC’s common stock with the U.S. Securities and Exchange Commission (the SEC) and the stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” In this initial public offering, certain selling stockholders, including Kelso and certain members of the Board, offered shares to the public. BHC did not receive any offering proceeds. The shares offered by the selling stockholders represented a portion of their holdings of BHC’s common stock. We refer to this initial public offering as the “public offering” or the “IPO.”

We paid and recorded $9.6 million in offering expenses that included $5.0 million to Kelso to terminate an annual financial advisory fees agreement. We also paid and recorded $10.0 million for a management bonus and $0.5 million for related employer payroll taxes and benefits. The selling stockholders paid underwriting discounts and commissions associated with the offering.

Concurrent with the IPO, we recorded $9.6 million in stock-based compensation expense related to the accelerated vesting of certain stock options concurrent with and contingent upon the public offering. See Note 11, “Share-Based Compensation.”

IPO related expenses for the fiscal year ended September 30, 2007:

($ in millions)

	Line Item
	Cost of Products Sold	Selling and Administrative Expense	Public Offering Expense	Total
IPO Related Expenses
Offering costs	$–	$–	$2.6	$2.6
Deutsche Bank advisory fee	–	–	2.0	2.0
Kelso termination fee	–	–	5.0	5.0
Management bonus (a)	2.5	8.0	–	10.5
Stock-based compensation (b)	1.8	7.8	–	9.6

Total IPO related expenses	$4.3	$15.8	$9.6	$29.7

(a)	Includes $0.5 million in related employer payroll taxes and benefits.

(b)	Related to the accelerated vesting of certain stock options. See Note 11, “Share-Based Compensation.”

Subsequent Event

On October 23, 2009, we acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia (Ball Plastics). The facility produces injection molded plastic pails and certain other products. We paid approximately $32.0 million for the acquisition, which was funded using available cash on hand. A preliminary purchase price allocation will be reported in our 2010 first quarter financial statements. Ball Plastics will be included in our plastic packaging segment. The initial purchase price allocation for this acquisition is currently incomplete.

At September 27, 2009, we had incurred approximately $0.5 million in transaction related costs related to this acquisition, which were recorded in other current assets. These costs were expensed in the first quarter of 2010 upon the adoption of new accounting guidance related to business combinations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, each wholly owned. All significant intercompany accounts and transactions have been eliminated. Results of operations related to acquisitions are included from the date of acquisition.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost net of accumulated depreciation. Depreciation is recognized using a straight-line method over an estimated useful life. Generally, we estimate useful lives as 30 years for buildings and improvements, 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for computer information systems.

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

Interest is capitalized for costs associated with major machinery and equipment projects. Capitalized interest is recorded as part of the cost of the associated asset and is depreciated with the asset over estimated useful life of the asset. Interest capitalized in 2009, 2008 and 2007 was insignificant.

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

The goodwill impairment test involves two steps. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. For purposes of the first step, the fair value of a reporting unit determined in the prior year may be carried forward under certain circumstances. Each of our operating segments is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and a market comparable method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of goodwill over the implied fair value of the goodwill.

We perform the annual goodwill impairment test as of September 30 and determined that goodwill was not impaired at September 30, 2009, 2008 and 2007.

Our other intangible assets consist of finite-lived and indefinite-lived identifiable intangibles. Acquired finite-lived, identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value.

We test finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable based on our estimate of future undiscounted cash flows. If we determine that impairment has occurred, the impaired asset would be written down to its fair value based on an estimate of future discounted cash flows.

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

We would recognize an impairment charge if the carrying value of indefinite-lived identifiable intangible assets exceeded management’s estimate of their fair value. There were no impairments of other intangible assets recognized in 2009, 2008 and 2007.

Debt Issuance Costs

We amortize debt issuance costs to interest expense over the term of the related financing agreement. Costs associated with agreements having a single payoff date are amortized on a straight-line basis and costs associated with agreements having scheduled payoffs are amortized on a declining balance method. Each of these methods of amortization approximates the effective yield method.

Debt Discount

We amortize debt discount to interest expense over the term of the senior notes. The notes have a coupon rate of 10%, but were priced at a discount to par of 87.513% to yield 13.5%. The amount recognized in interest expense each period is equal to the effective interest rate at the time of issuance (13.5%) multiplied by the amount of net debt outstanding at the beginning of any given period.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are recorded at the lower of net book value or fair value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to other current assets on the consolidated balance sheets. At September 27, 2009, there was $0.1 million recorded for assets held for sale. There were no assets held for sale recorded at September 28, 2008.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed to the customer, the sales amount is fixed or determinable and collectibility of the amount billed is reasonably assured. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Share-Based Compensation

We adopted new accounting guidance at the beginning of 2007 related to share-based payments using a “prospective transition” method. Under this method of adoption, we recognize share-based compensation expense for all new awards and for awards outstanding at adoption that we subsequently modify, repurchase or cancel. Share-based awards are accounted for using a fair value-based method and compensation cost is recognized over the period that service is required in order to receive the benefit. In addition, benefits of tax deductions in excess of recognized compensation cost are recorded as increases to additional paid-in capital and are reported as financing cash flows in the statement of cash flows.

Income Taxes

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, we have also recognized associated interest and penalties.

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

Restructuring

From time to time, we implement plans to close certain facilities or permanently eliminate certain positions. We account for these restructurings following accounting guidance related to one-time termination benefits, contract termination costs and other associated costs. Under the guidance, a liability for a cost associated with an exit or disposal activity is to be recognized and measured initially at fair value only when the liability is incurred.

Fair Value of Financial Instruments

We estimate a fair value for our credit facility borrowings and publicly held senior notes based on quoted bid prices provide by our lenders. We consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value due to the short-term nature of such instruments. Our estimate of fair value involves judgment and may not be indicative of an amount that could be realized or paid in a current market exchange.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. We review contracts for embedded derivatives that would require separate reporting and disclosure. Through our review, we did not identify any embedded derivates for separate reporting and disclosure at September 27, 2009 or September 28, 2008.

New Accounting Pronouncements and Policies

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance will be effective for us beginning September 28, 2009 primarily affecting the accounting for subsequent acquisitions. We do not believe the adoption of the new guidance will have a material effect on our financial position, results of operations or cash flows.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the consolidated statements of cash flows for the years ended September 27, 2009, September 28, 2008 and September 30, 2007:

($ in millions)

	2009	2008	2007
Cash payments for:
Interest	$29.0	$35.2	$33.6
Income taxes	13.0	7.6	9.9

Business acquisitions
Fair value of assets acquired	$60.7	$–	$10.7
Fair value of liabilities assumed	(33.0)	–	(4.8)

Cash used for business acquisitions	27.7	–	5.9

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.7	$0.8	$3.3
Assets acquired through capital leases	–	0.4	–

4.	INVENTORIES

The components of inventories as of September 27, 2009 and September 28, 2008 were:

($ in millions)

	2009	2008
Raw materials	$21.6	$32.6
Work-in-progress	35.7	39.0
Finished goods	29.7	40.6

Total inventories	$87.0	$112.2

5.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of September 27, 2009 and September 28, 2008 were:

($ in millions)

	2009	2008
Other current assets
Income taxes receivable	$–	$2.8
Deferred tax assets	9.3	7.2
Other	6.3	10.7

Total other current assets	$15.6	$20.7

Other current liabilities
Accrued salaries and wages	$18.8	$13.5
Accrued interest	11.9	10.1
Accrued rebates	4.2	10.6
Income taxes payable	3.6	–
Self insurance	6.7	7.4
Other	18.1	10.8

Total other current liabilities	$63.3	$52.4

6.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of September 27, 2009 and September 28, 2008 were:

($ in millions)

	2009	2008
Land	$3.3	$3.3
Buildings and improvements	24.6	15.1
Machinery and equipment	270.5	244.6
Furniture, fixtures and computer information systems	22.2	20.0
Construction-in-progress	15.5	7.3

	336.1	290.3
Accumulated deprecation	(175.2)	(148.4)

Property, plant and equipment, net	$160.9	$141.9

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We do not carry any financial instruments at fair value. Other than our long-term debt, we believe the carrying amounts of financial instruments at September 27, 2009 approximate the fair values of those instruments.

Estimated fair value of long-term debt at September 27, 2009:

($ in millions)

	Carrying Value	Estimated Fair Value
Long-term debt
10% senior subordinated notes due April 2014, gross of debt discount	$228.5	$241.7
Variable rate term loan, U.S. dollar denominated, maturing July 2013	153.8	142.2
Variable rate term loan, Canadian dollar denominated, maturing July 2013	46.5	43.0

	428.8	$426.9

Unamortized debt discount	(26.3)

Total long-term debt	$402.3

We have estimated the fair value of our long-term debt financial instruments based on quoted market prices in the secondary credit market.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for 2008 and 2009 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2007	$122.6	$131.0	$253.6
Acquisition adjustments	0.1	–	0.1
Income tax adjustment (1)	–	0.9	0.9
Error correction (2)	–	(2.2)	(2.2)
Currency translation adjustment	(0.4)	(1.0)	(1.4)

Balance, September 28, 2008	122.3	128.7	251.0
Acquired (3)	6.9	3.5	10.4
Expired tax contingency (4)	–	(0.9)	(0.9)
Currency translation adjustment	(0.5)	(1.0)	(1.5)

Balance, September 27, 2009	$128.7	$130.3	$259.0

(1)	The adjustment represents the adoption of new accounting guidance related to uncertain tax positions. See Note 12, “Income Taxes” for additional information.

(2)	The adjustment represents the correction of an error in the fourth quarter of 2008. See “Correction of an Error” under Note 1, “General” for additional information.

(3)	In 2009, represents goodwill acquired from Central. See Note 1, “General-Recent Acquisitions-Central Can,” for additional information.

(4)	In the fourth quarter, certain tax contingences previously recognized to goodwill were reversed as the underlying statute of limitations expired on those tax years.

Other Intangible Assets

The components of other intangible assets at September 27, 2009 and September 28, 2008 were:

($ in millions)

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$187.5	(74.3)	113.2	$185.5	$(61.5)	$124.0
Tradenames	26.1	(10.5)	15.6	26.2	(8.6)	17.6

Total amortizable intangible assets	213.6	(84.8)	128.8	211.7	(70.1)	141.6

Unamortizable intangible assets
Technology	0.6	–	0.6	0.6	–	0.6

Total other intangible assets	$214.2	$(84.8)	$129.4	$212.3	$(70.1)	$142.2

The useful lives of customer relationships range from 14 to 18 years and the useful lives of tradenames range from 10 to 15 years.

Expected Future Amortization Expense

Expected future amortization expense at September 27, 2009 was:

($ in millions)

Amortization Expense
Fiscal year
2010	$15.0
2011	14.7
2012	14.1
2013	13.1
2014	12.5
Thereafter	59.4

Total expected future amortization expense	$128.8

9.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding at September 27, 2009 and September 28, 2008 consisted of:

($ in millions)

	2009	2008
Long-term debt
10% senior subordinated notes due April 2014	$228.5	$–
10% senior subordinated notes due October 2010	–	200.0
Variable rate term loan, U.S. dollar denominated, maturing July 2013	153.8	168.2
Variable rate term loan, Canadian dollar denominated, maturing July 2013	46.5	53.1

	428.8	421.3
Unamortized debt discount	(26.5)	–

Total long-term debt	402.3	421.3
Less current portion of long-term debt	(6.5)	(18.9)

Long-term debt, net of current portion	$395.8	$402.4

The weighted-average interest rate on variable rate credit facility borrowings at September 27, 2009 and September 28, 2008 was approximately 2.6% and 4.8%, respectively.

Current Portion of Long-Term Debt

The current portion of long-term debt at September 27, 2009 included a mandatory “excess cash flow” repayment of $6.5 million ($5.0 million on the U.S. dollar denominated term loan and $1.5 million on the Canadian dollar denominated term loan). The repayments are due in December 2009.

The current portion of long-term debt at September 28, 2008 included a mandatory “excess cash flow” repayment of $18.4 million ($14.0 million on the U.S. dollar denominated term loan and $4.4 million on the Canadian dollar denominated term loan.) The repayments occurred in December 2008 (the amount paid in December 2008 was $17.7 million, which differed from the balance at September 28, 2008 due to a change in the exchange rate between the U.S. dollar and the Canadian dollar). The current portion of long-term debt at September 28, 2008 also included a $0.5 million scheduled repayment on the U.S. dollar denominated term loan that occurred on September 30, 2008.

Under the terms of the credit agreement, non-scheduled repayments generally reduce the subsequent four scheduled payments and then reduce the remaining payments thereafter on a pro rata basis. The next scheduled repayments on the term loans are not due until December 2010 because of the mandatory prepayments due in December 2009.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt at September 27, 2009 were:

($ in millions)

Amount
Fiscal year
2010	$6.5
2011	2.1
2012	2.0
2013	190.0
2014	228.2
Thereafter	–

Total scheduled maturities of long-term debt	$428.8

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

BWAY may redeem the 2014 Notes, in whole or in part, at any time on or after April 15, 2011 at the redemption prices set forth in the 2014 Notes. In addition, prior to April 15, 2011, BWAY may redeem up to 35% of the 2014 Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus accrued interest. If BWAY undergoes a change of control or sells certain of its assets, it may be required to offer to purchase the 2014 Notes from holders at a purchase price equal to 101% of the principal amount (at September 27, 2009, 101% of the total principal amount outstanding was $230.8 million) plus accrued interest.

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

At September 27, 2009, we were in compliance with applicable financial covenants related to the senior notes.

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

Loss on Extinguishment of Debt

In the third quarter of 2009, we recorded a loss on extinguishment of debt of $4.8 million. The loss included a redemption premium of $3.3 million (as discussed above) and the write-off of unamortized debt issuance costs associated with the 2010 Notes of $1.5 million.

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

The term loans are subject to scheduled quarterly repayments. Scheduled repayments may be offset by voluntary prepayments or by mandatory repayments. In December 2009, a mandatory repayment of $6.5 million is due, which will offset scheduled repayments in 2010. Scheduled quarterly repayments of approximately $0.4 million on the U.S. term loan and approximately $0.1 million on the Canadian term loan will resume in December 2010 and continue through March 31, 2013. The remaining unpaid balance is due on the maturity date.

Amounts repaid on the term loans may not be re-borrowed. The mandatory repayments in December 2009 and December 2008 represented a portion of “excess cash flow,” as defined in the credit agreement.

Interest accrues on the term loans at a variable base rate plus a fixed margin. At September 27, 2009, the effective interest rate on outstanding U.S. loan borrowings was approximately 2.6% and on outstanding Canadian term loan borrowings was approximately 2.7%.

Interest on outstanding revolving credit facility borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. At September 27, 2009, we had $5.4 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.6 million. At September 27, 2009, we had $0.2 million in standby letter of credit commitments that reduced the amount available to borrow under the Canadian revolver to $4.8 million.

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

We are required to maintain a minimum “consolidated interest coverage ratio,” as defined in the credit agreement, and to not exceed a maximum “consolidated total leverage ratio,” as defined in the credit agreement. The calculation of these ratios is based on “consolidated EBITDA,” which, as defined in the credit agreement, permits certain adjustments including cash restructuring charges. However, these adjustments, including cash restructuring charges, are limited over a certain period or in the aggregate.

We must maintain a minimum consolidated interest coverage ratio of 3.05 and a maximum consolidated total leverage ratio of 3.55. These ratios are determined at the end of each quarter based on the preceding 12 months.

The covenants contained in the credit agreement, including the ratios discussed above, are subject to a number of important limitations and exceptions. At September 27, 2009, we were in compliance with all applicable financial covenants contained in the credit agreement.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $11.4 million related to the 2014 Notes and our credit facility. The costs are amortized to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. At September 27, 2009, approximately $8.7 million of deferred costs remained to be amortized. Deferred debt issuance costs are recorded in “other assets.”

At September 28, 2008, approximately $6.9 million of deferred costs remained to be amortized. The unamortized costs at September 28, 2008 included costs related to the issuance of the 2010 Notes, a portion of which were written off in the third quarter of 2009 as discussed above under “Loss on Extinguishment of Debt.”

Debt Discount

We are amortizing debt discount on the 2014 Notes to interest expense over the term of the notes. The notes, when issued, were priced at a discount to par of 87.513% to yield 13.5%. The amount recognized in interest expense each period is equal to the effective interest rate at the time of issuance (13.5%) multiplied by the amount of net debt outstanding at the beginning of any given period.

10.	STOCKHOLDERS’ EQUITY

Net Income (Loss) per Share

Net income (loss) per share for the fiscal years ended September 27, 2009 and September 28, 2008, and September 30, 2007 was:

($ in millions, except per share amounts)

	2009	2008	2007
Net income (loss)	$23.5	$11.9	$(3.1)
Basic net income (loss) per share
Weighted-average number of shares outstanding (000s)	21,941	21,691	20,851

Basic net income per share	$1.07	$0.55	$(0.15)

Diluted net income (loss) per share
Weighted-average number of shares outstanding (000s)	21,941	21,691	20,851
Dilutive effect of stock options (1) (000s)	1,478	1,697	–

Weighted-average number of shares outstanding assuming dilution (000s)	23,419	23,388	20,851

Diluted net income per share	$1.00	$0.51	$(0.15)

(1)

Approximately 1.5 million in 2009, 1.4 million in 2008 and 5.6 million in 2007 of our outstanding stock options were not included in the diluted net income per share calculation because the options were out-of-the-money, unvested with vesting based on an unachieved market condition or to do so would have been anti-dilutive.

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

BHC Registration Rights Agreement

In February 2003, BHC and the Non-Kelso Securityholders entered into a registration rights agreement (the Holding Registration Rights Agreement). The agreement grants Kelso the right to make an unlimited number of requests for BHC to register their shares under the Securities Act following the first anniversary of an initial public offering. In any demand registration, all of the parties to the Holding Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BHC proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the Holding Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

In September 2009, at the request of Kelso and one of our directors, each pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission to register BHC securities owned by them.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 27, 2009 and September 28, 2008 are as follows:

($ in millions)

	2009	2008
Accumulated other comprehensive loss
Pension and other postretirement benefits, net of tax of $2.8 and $1.6, respectively	$(4.6)	$(2.5)
Cumulative foreign currency translation adjustments	0.8	1.8

Accumulated other comprehensive loss	$(3.8)	$(0.7)

11.	SHARE-BASED COMPENSATION

We adopted new accounting guidance at the beginning of 2007 using a “prospective transition” method. Under this method of adoption, we recognize share-based compensation expense for all new awards and for awards outstanding at adoption that we subsequently modify, repurchase or cancel.

Summary of Share-Based Compensation Plans

We have share-based compensation plans under which we grant stock option awards to management and grant restricted stock shares to our independent directors. Exercise prices on options granted were set equal to the market price of the underlying shares of BHC on the date of grant.

Management stock option awards granted since June 2007 have a 10 year life and vest equally over three years on the grant’s anniversary date. Director restricted stock granted since June 2007 vested at the end of the fiscal year in which it was granted.

Management stock option awards granted from February 2003 through May 2007 have a 10 year life. The awards originally vested based on a mixture of service period, Company financial performance and an exit event. At September 27, 2009, approximately 1.3 million shares were available for grant.

In June 2007, concurrent with BHC’s IPO, all then unvested shares with service and performance vesting criteria and a portion of the unvested shares with exit event criteria were immediately vested. The exit event vesting criteria on the unvested shares were modified to vest based on the market performance of BHC’s common stock. Under the modified criteria, unvested options would become vested in three equal tranches based on an average per share closing price of BHC’s common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche, as follows:

	45 Day Average Price	Minimum Closing Price
First tranche	$19.26	$16.37
Second tranche	21.52	18.29
Third tranche	23.78	20.21

All outstanding, unvested options may become exercisable upon a change-in-control, as defined in the applicable plan document.

Outstanding Stock Options

Stock options outstanding at September 27, 2009 and changes during the year then ended:

	Outstanding		Nonvested
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding, September 28, 2008	5,229,930	$5.80	1,168,641	$6.84
Options granted	580,000	15.58	580,000	15.58
Options exercised	(291,338)	7.17	–	–
Options forfeited	(138,882)	11.33	(138,882)	11.33
Options vested			(16,669)	10.64

Options outstanding, September 27, 2009	5,379,710	6.64	1,593,090	9.59

Options vested and exercisable, September 27, 2009	3,786,620	$5.39

At September 27, 2009, the weighted-average remaining contractual term was 4.0 years for options outstanding and 3.1 years for options vested and exercisable. At September 27, 2009, the aggregate intrinsic value was $63.1 million for options outstanding and $49.1 million for options vested and exercisable. At September 27, 2009, approximately 0.6 million of nonvested shares subject to options will become exercisable based on fulfilling a service condition, of which approximately 0.2 million are expected to vest in 2010.

We received cash from exercised options of $2.1 million, $0.9 million and $3.4 million in 2009, 2008 and 2007, respectively. We recognized excess tax benefits related to the exercised options, net of tax benefits lost due to forfeitures, of $0.6 million, $0.1 million and $4.4 million in 2009, 2008 and 2007, respectively. The total fair value of options vested in 2009, 2008 and 2007 was $0.1 million, $0.1 million and $7.2 million, respectively.

The weighted-average grant date fair value of options granted was $6.63, $4.34 and $9.51 in 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised was $2.4 million, $1.3 million and $12.0 million, 2009, 2008 and 2007, respectively.

Stock-Based Compensation Expense

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Stock-based compensation expense (a)
Cost of products sold (excluding depreciation and amortization) (b)	$(0.5)	$1.5	$2.5
Selling and administrative expense (c)	1.5	4.8	9.8

Total stock-based compensation expense	$1.0	$6.3	$12.3

(a)	Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 18, “Business Segments.”

(b)

In 2009, 2008 and 2007, non-cash stock-based compensation expense (credit) included $(0.7) million, $1.5 million and $0.6 million, respectively, related to exit options for which vesting conditions were modified at the IPO. In 2007, non-cash stock-based compensation expense also included $1.8 million related to the accelerated vesting of certain stock options at the IPO.

(c)

In 2009, 2008 and 2007, non-cash stock-based compensation expense included $1.5 million, $4.8 million and $1.5 million, respectively, related to exit options for which vesting conditions were modified at the IPO. In 2007, non-cash stock-based compensation expense also included $7.8 million related to the accelerated vesting of certain stock options at the IPO.

At September 27, 2009, there was $3.8 million of compensation cost that has not yet been recognized related to stock awards. We expect to recognize the cost over a remaining weighted-average period of 2.9 years.

Grant Date Fair Value

For purposes of determining the grant date fair value of share-based payment awards, we use the Black-Scholes option-pricing model (Black-Scholes Model). The model utilizes the following inputs, determined as of the grant date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock.

The weighted-average grant date fair value for the options granted in 2009, 2008 and 2007 was based on the Black-Scholes Model assumptions in the table below. Our volatility assumption was based on the historical volatility of BWAY’s common stock when it was publicly traded.

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

	2009	2008	2007
Expected dividend yield (a)	–%	–%	–%
Expected volatility (b)	40.0%	40.0%	52.9%
Risk-free interest rate (c)	2.5	3.5	4.4
Expected term (in years) (d)	6.0	6.0	10.0

(a)	The Company has not paid dividends and does not expect to pay dividends. As such, we have assumed a 0% dividend yield.

(b)

The expected price volatility is based on the historical volatility of BWAY common stock, which was publicly traded between May 1995 and February 2003. We believe this historical volatility is currently the best indicator of future volatility of BHC common stock, which has only traded publically since June 2007.

(c)	The risk-free interest rate is based on the yield curve of U.S. Treasury securities for a period corresponding with the expected term of the option.

(d)

We estimate an expected term using a “simplified” method, which is applicable to “plain-vanilla” options. The SEC staff allows this method for companies that conclude that their historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. We concluded that sufficient historical data was not available to enable us to determine a reasonable estimate of exercise experience.

Accelerated and Modified Vesting

At the IPO in June 2007, all then unvested shares with service and performance vesting criteria and a portion of the unvested shares with exit event criteria were immediately vested. In addition, the vesting criteria on the remaining unvested shares were modified to vest based on the market performance of BHC’s common stock. The accelerated and modified vesting of these options constituted a modification of previously issued awards, which required the recognition of stock-based compensation expense.

For the options with accelerated vesting, we immediately recognized stock-based compensation of approximately $9.6 million. The charge represented (i) previously unrecognized stock-based compensation expense related to the modified options and (ii) the incremental fair value resulting from the modification as determined using a Black-Scholes option-pricing model.

For the options with modified vesting, we recognized stock-based compensation expense over the derived service period of approximately 28 months beginning in June 2007. At September 27, 2009, we had fully recognized the charge of approximately $9.2 million. The original charge was expected to be approximately $11.3 million. The actual charge was less due to cancelled options that had not vested. Although the entire expense related to the modification has been fully recognized, accrued stock-based compensation on cancelled options may be reversed in the future unless the related options have vested.

Stock-based compensation related to the options with modified vesting was based on the increase in fair value, if any, of such options due to the modification. The fair value was determined at the modification date using a Monte Carlo simulation model. The derived service period over which the expense was recognized was estimated as the median time to meet the underlying market condition, as determined by the simulation model.

The Monte Carlo simulation model required the following inputs, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock. The methodology used to determine these assumptions is similar as for the Black-Scholes Model discussed above; however, the expected term is determined by the model in Monte Carlo simulation.

The following inputs were used in the Monte Carlo simulation model to determine fair value as of the IPO date for the modified options: risk-free interest rate ranging from 4.6% to 5.4%, no dividends and expected volatility ranging from 38.5% to 49.1%.

12.	INCOME TAXES

Provision for Income Taxes

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Provision for Income Taxes
Federal	$16.4	$9.0	$6.9
Foreign	1.0	0.3	2.3
State	1.3	0.3	2.1

Current provision for income taxes	18.7	9.6	11.3
Deferred benefit from income taxes	(7.5)	(8.3)	(10.4)

Provision for income taxes	$11.2	$1.3	$0.9

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Reconciliation of the Provision for Income Taxes with the Federal Statutory Rate
Provision for (benefit from) income taxes at the federal statutory rate	$12.1	$4.6	$(0.8)
State income tax expense, net of federal income tax benefits	0.9	0.3	0.1
Foreign income taxed at rates other than the federal statutory rate	0.2	0.3	0.1
Non-deductible public offering costs	–	–	1.5
Puerto Rican tax assessment	–	(0.7)	–
Adjustment to estimated effective state tax rates	(0.5)	(0.7)	(0.8)
Section 199 deduction	(1.1)	(0.6)	–
Foreign tax credit	(0.3)	(0.3)	–
Correction of an error (a)	–	(2.3)	–
Other items, net	(0.1)	0.7	0.8

Provision for income taxes	$11.2	$1.3	$0.9

Effective tax rate as a percentage of pretax income (loss)	32.3%	9.9%	(42.8)%

(a)

In 2008, we recorded a $2.3 million reduction in deferred income tax expense to correct errors related to misstatements of certain components of deferred taxes. The $2.3 million corrects certain deferred tax liabilities that were overstated by approximately $2.6 million, certain deferred tax assets that were understated by approximately $2.0 million and an income taxes receivable that was overstated by approximately $0.1 million. The errors related to the consolidated financial statements for 2004 through 2007. The correction also resulted in a decrease to goodwill of $2.2 million.

Tax benefits credited to stockholders’ equity for 2009, 2008 and 2007 were $1.8 million, $1.4 million and $5.1 million, respectively. These primarily relate to income tax benefits from the exercise of stock options and the impacts of certain adjustments to pension and other retiree benefit obligations recorded in stockholders’ equity.

Deferred Taxes

The components of deferred tax assets and liabilities at September 27, 2009 and September 28, 2008 were as follows:

($ in millions)

	2009	2008
Deferred Tax Liabilities
Property, plant and equipment	$30.1	$23.9
Intangible assets	44.8	46.2
Section 481 method change related to LIFO (a)	2.6	5.2
Other	0.6	0.5

Total deferred tax liabilities	78.1	75.8

	2009	2008

Deferred Tax Assets
Restructuring reserves	1.2	1.1
Employee benefits	15.5	11.3
Inventory	3.4	2.3
Accounts receivable	0.5	0.6
Stock-based compensation expense	8.5	8.5
Unrecognized tax benefits	0.4	0.5
Other	11.4	2.9

Total deferred tax assets	40.9	27.2

Deferred tax liability, net	$37.2	$48.6

Current deferred tax assets, net	$(9.3)	$(7.2)
Noncurrent deferred tax liabilities, net	46.5	55.8

Deferred tax liability, net	$37.2	$48.6

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

At September 27, 2009, deferred tax assets included federal net operating loss (“NOL”) carryforwards of $7.1 million and foreign NOL carryforwards of $0.2 million. These NOL carryforwards have various expiration dates through 2029. At September 27, 2009, deferred tax assets also included $0.2 million of state income tax credit carryforwards. These credits have various expiration dates through 2028.

On October 1, 2007, we adopted new accounting guidance on the accounting for uncertainty in income taxes. The adoption of the new guidance resulted in a decrease to retained earnings of approximately $0.2 million, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding increase to the net liability for unrecognized tax benefits. The impact primarily reflects the accrual of additional statutory interest and penalties as required by the new accounting guidance and increases to existing unrecognized tax benefits to comply with measurement principles. The implementation of the new guidance also resulted in an increase in our net tax liabilities for uncertain tax positions related to prior acquisitions accounted for under purchase accounting, resulting in a $0.9 million increase to goodwill. Additionally, we historically classified unrecognized tax benefits in current taxes payable. Because of the adoption of the new guidance, unrecognized tax benefits not expected to be paid in the next 12 months were reclassified to other noncurrent liabilities.

A reconciliation of the beginning and ending liability of unrecognized tax benefits for the fiscal years ended September 27, 2009 and September 28, 2008:

($ in millions)

	2009	2008
Unrecognized Tax Benefits
Beginning balance	$2.0	$1.7
Increases in tax positions for prior years	0.3	0.1
Increases in tax positions for current year	0.1	0.2
Settlements with taxing authorities	(0.6)	–
Lapse in statute of limitations	(1.1)	–
Acquisitions	0.2	–

Ending balance	$0.9	$2.0

We file income tax returns in the U.S., Canada and Puerto Rico, as well as in multiple state and provincial jurisdictions therein. With few exceptions, we are no longer subject to income tax examinations by any taxing authorities for years prior to 2006.

Included in the total liability for unrecognized tax benefits at September 27, 2009 is approximately $1.2 million that, if recognized, would impact the effective tax rate in future periods.

We recognize accrued interest related to unrecognized tax benefits in interest expense. We recognize penalties related to unrecognized tax benefits in income tax expense. As of September 27, 2009 and September 28, 2008, we had accrued interest of $0.1 million and $0.5 million and penalties of $0.2 million and $0.1 million, respectively that are not included in the above table. In 2009, we recognized $0.1 million in penalties, and in 2008 we recognized $0.2 million in interest.

We do not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

13.	LEASE COMMITMENTS

We lease manufacturing facilities, warehouses and office space under operating leases and lease vehicles and equipment under operating and capitalized leases. We recorded lease expense of approximately $11.6 million in 2009, $12.2 million in 2008 and $11.8 million in 2007.

Future minimum lease payments under non-cancelable lease commitments as of September 27, 2009:

($ in millions)

	Capitalized Leases	Operating Leases
Fiscal year ending September 30
2010	$1.0	$9.6
2011	1.1	7.8
2012	1.1	5.7
2013	1.0	5.0
2014	1.2	6.2
2015 and thereafter	9.6	14.7

Total minimum lease payments	15.0	$49.0

Less: imputed interest	(5.5)

Present value of minimum capitalized lease payments	9.5
Less: current portion of capitalized lease obligations	(1.9)

Long-term capitalized lease obligations	$7.6

At September 27, 2009, there was approximately $8.4 million of property, plant and equipment, net, related to assets held under capital leases.

14.	EMPLOYEE BENEFIT OBLIGATIONS

Pension and Postretirement Benefit Plans

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

The measurement dates used to determine pension benefit obligations are September 30, 2009 and September 30, 2008 and the measurement dates used to determine other postretirement benefit obligations are September 27, 2009 and September 28, 2008.

The following table reflects the components of net periodic benefit cost for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007:

($ in millions)

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$–	$–	$–	$–	$–	$–
Interest cost	0.9	0.7	0.7	0.4	0.4	0.4
Expected return on plan assets	(0.7)	(0.8)	(0.7)	–	–	–
Recognized net actuarial loss	0.1	–	–	0.1	0.1	0.1

Total net periodic benefit cost	$0.3	$(0.1)	$–	$0.5	$0.5	$0.5

The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions at September 27, 2009 and September 28, 2008:

($ in millions)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of period	$11.6	$10.6	$6.7	$7.0
Service cost	–	–	–	–
Interest cost	0.9	0.6	0.4	0.4
Actuarial loss (gain)	2.4	0.7	0.9	(0.3)
Acquisitions	14.5	–	–	–
Benefit payments	(0.5)	(0.3)	(0.5)	(0.3)

Benefit obligation, end of period	28.9	11.6	7.5	6.8

Change in Plan Assets
Fair value of plan assets, beginning of period	8.1	9.7	–	–
Actual return on plan assets	0.5	(2.1)	–	–
Acquisitions	6.4	–	–	–
Company contributions	0.4	0.8	0.5	0.3)
Benefit payments	(0.5)	(0.3)	(0.5)	(0.3)

Fair value of plan assets, end of period	14.9	8.1	–	–

Funded status	$(14.0)	$(3.5)	$(7.5)	$(6.8)

($ in millions)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Assumptions used to Determine Benefit Obligations
Discount rate	5.50%	6.75%	5.33%	6.50%

Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	6.19%	6.30%	6.50	6.00%
Expected return on plan assets	8.00%	8.00%	–	–

Assumed Health Care Cost Trend Rates
Health care cost trend rates assumed for next year	–	–	10.50%	10.00%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	–	–	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	2016	2015

The accumulated benefit obligation for the defined benefit pension plans was $28.9 million at the end of 2009 and $11.6 million at the end of 2008. The accumulated benefit obligation for the other benefit plan was $7.5 million at the end of 2009 and $6.8 million at the end of 2008.

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We determine the discount rate assumption for the defined benefit pension plan based on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

The following table presents plan assets as a percentage of total plan assets for our defined benefit pension plans at September 27, 2009 and September 28, 2009:

($ in millions)

	2009	2008
Asset Category
Equity mutual funds	34%	59%
Fixed income mutual funds	22	41
Annuities	27	–
Debt securities	15	–
Cash	2	–

Total	100%	100%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

In August 2009, we acquired Central Can, which has a defined benefit pension plan. The asset categories used to invest the plan assets include annuities and debt securities. We will evaluate the asset allocation of the plan assets based on the above stated objectives and adjust the asset allocation accordingly.

Estimated future benefit payments under the defined benefit pension plans and other postretirement benefits by fiscal year are as follows:

($ in millions)	Pension Benefits	Other Benefits
Years Ending September 30
2010	$1.4	$0.5
2011	1.4	0.5
2012	1.4	0.6
2013	1.4	0.6
2014	1.5	0.5
2015 - 2019	8.8	2.7

In 2010, we expect to contribute approximately $1.2 million to the pension plans and pay approximately $0.5 million for the other benefit plans.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

($ in millions)	1% Increase	1% Decrease
Effect on total of service and interest components	$–	$–
Effect on accumulated postretirement benefit obligation	0.7	(0.6)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of the plans provides for a deferred profit sharing component, which is funded at the discretion of the Board of Directors. Our net contributions to these plans were approximately $2.6 million in 2009, $3.0 million in 2008 and $3.1 million in 2007.

Supplemental Executive Retirement Plans

We provide retirement benefits to certain current and former executives in the form of supplemental executive retirement plan (SERP) benefits. We recorded expenses of approximately $1.0 million in 2009, $0.1 million in 2008 and $0.5 million in 2007 related to these plans. We paid SERP benefits of approximately $0.7 million in 2009, $0.7 million in 2008 and $0.5 million in 2007. We had accrued SERP liabilities of $6.3 million at September 27, 2009 and $6.0 million at September 28, 2008. The current and the noncurrent portions of the SERP liability are recorded in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2009 and 2008 were determined using a discount rate of 5.5% and 6.7%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

($ in millions)	SERP Benefits
Years Ending September 30
2010	$0.7
2011	0.7
2012	0.7
2013	0.8
2014	0.7
2015 - 2019	2.7

Multiemployer Pension Plans

Certain of our union employees are covered by union sponsored multiemployer pension plans. Generally, we have no obligations to these plans other than to remit premiums (either withheld from employees or paid by company on behalf of the employee). In accordance with GAAP, the net plan assets or net plan obligations of these multiemployer plans do not appear in our financial statements. However, as discussed in Note 16, “Restructuring,” related to the closure of our Franklin Park facility, we could be subject to withdrawal liabilities. Generally, the liability is determined at the end of the plan year in which an employer withdraws. The employer would be required to pay to the fund its pro rata share of any plan deficit at the end of the plan year. The employer would not be entitled to any portion of a plan surplus.

We contribute to certain union sponsored defined contribution plans that provide benefits to certain union employees under collective bargaining agreements. Our contributions to these plans were approximately $1.0 million in 2009 and approximately $1.4 million in each of 2008 and 2007.

At September 27, 2009 and September 28, 2008, we had accrued liabilities for pension withdrawal liabilities related to the closure of our Franklin Park facility of $3.7 million and $3.4 million, respectively. Because our portion of any withdrawal liability is determined as of the end of the applicable plan year in which we withdrew from the plan, we do not know the actual amount or over what period the liability will be settled. In 2009, we received a final determination from one of the plans. The amount accrued at September 27, 2009 related to this plan was $2.6 million, which is payable monthly plus interest through 2029. The remaining liability of $1.1 million was an estimate for the remaining Franklin Park pension withdrawal liabilities.

15.	RELATED PARTY TRANSACTIONS

Prior to the IPO in June 2007, we paid an annual financial advisory fee of approximately $0.5 million to Kelso and reimbursed them for related expenses, which were included in other expense, net. In 2007 we paid $5.0 million to Kelso to terminate the advisory fee agreement (see Note 1, “General”).

16.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of September 28, 2008 and September 27, 2009 and the change in the liabilities during the fiscal year ended September 27, 2009 were:

($ in millions)	Severance Costs	Facility Closure Costs	Pension Withdrawal Liabilities	Total
Plastic Packaging Segment
Balance, September 30, 2007	$–	$0.5	$–	$0.5
Restructuring expense	1.5	1.3	–	2.8
Expenditures	(1.0)	(0.7)	–	(1.7)

Balance, September 28, 2008	0.5	1.1	–	1.6
Restructuring expense	0.2	0.6	–	0.8
Expenditures	(0.7)	(1.0)	–	(1.7)

Balance, September 27, 2009	–	0.7	–	0.7

Metal Packaging Segment
Balance, September 30, 2007	–	–	–	–
Restructuring charge	0.7	2.7	3.4	6.8
Expenditures	(0.5)	(1.1)	–	(1.6)

Balance, September 28, 2008	0.2	1.6	3.4	5.2
Restructuring expense	0.4	0.9	0.3	1.6
Acquisitions	1.2	–	–	1.2
Expenditures	(0.3)	(1.2)	–	(1.5)

Balance, September 27, 2009	1.5	1.3	3.7	6.5

Corporate Unallocated
Balance, September 28, 2008	–	–	–	–
Restructuring charge	2.3	0.9	–	3.2
Expenditures	(1.0)	(0.9)	–	(1.9)

Balance, September 27, 2009	1.3	–	–	1.3

Total restructuring liabilities	$2.8	$2.0	$3.7	$8.5

Restructuring liabilities were recorded in other current liabilities with the exception Franklin Park pension plan withdrawal liabilities of $3.4 million and $3.7 million at September 28, 2008 and September 27, 2009, respectively, which were recorded in other liabilities. The nature of the liabilities is discussed below.

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

We recognized approximately $1.5 million of the estimated severance and benefits costs in 2009 and estimate that the remaining approximately $0.1 million will be recognized in the first quarter of 2010. We recognized approximately $0.9 million of employee relocation expenses and other costs in 2009. These costs are recognized as they are incurred.

The amount and timing of cash flows estimated above are preliminary and will be updated as facts and circumstances warrant.

Other Initiatives

Vulcan. In 2007, as part of the acquisition of Vulcan, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, the Vulcan manufacturing facilities were closed and approximately 100 employees were terminated. As part of the purchase price allocation, we recorded a reorganization liability of approximately $3.7 million for severance and facility closure costs. The liability was fully extinguished by September 28, 2008.

In connection with our on-going productivity and cost-savings initiatives, in 2008 we announced our intent to close Franklin Park and our manufacturing facility in Cleveland, Ohio (“Cleveland.”) We began the closures during 2008 and operations have ceased at the facilities. Until the leases on these facilities expire, we will continue to incur certain holding costs. Franklin Park and Cleveland are part of the metal packaging and plastic packaging segments, respectively.

Franklin Park. In 2008, we recorded restructuring expense of approximately $6.8 million, consisting of approximately $0.6 million of severance and benefits, approximately $3.4 million as an estimate of our obligation to satisfy withdrawal liabilities associated with our portion of unfunded benefit obligations of union sponsored multiemployer pension plans and approximately $2.8 million of facility shutdown and holding costs. Facility holding costs include approximately $1.6 million in long-term lease obligations, net of estimated sublease proceeds. In 2009, we recorded restructuring charges of approximately $0.9 million related to costs associated with removal of equipment and holding costs associated with the closed facility and $0.3 million related to the estimated pension withdrawal liability. Approximately 85 employees were affected by the facility closure.

In 2008, we recorded additional depreciation expense of $0.8 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that were dismantled and permanently taken out of service. In 2009 and 2008, we incurred approximately $0.8 million and $0.9 million, respectively, in capital expenditures related to rebuilding and installing certain assets relocated from Franklin Park for use at other facilities.

Cleveland. In 2008, we recorded restructuring expense of approximately $1.7 million, consisting of approximately $0.5 million of severance and benefits and approximately $1.2 million of facility shutdown and holding costs. Facility holding costs include approximately $1.1 million in long-term lease obligations, net of sublease assumptions. In 2009, we recorded restructuring charges of approximately $0.5 million related to costs associated with removal of equipment and holding costs associated with the closed facility and $0.1 million related to severance and benefits. Approximately 95 employees were affected by the facility closure.

In 2008, we recorded additional depreciation expense of $0.5 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that were dismantled and permanently taken out of service. In 2009 and 2008, we incurred approximately $1.1 million and $1.2 million, respectively, in capital expenditures related to rebuilding and installing certain assets relocated from Cleveland for use at other facilities.

Central Can. In August 2009 in conjunction with the Central Can acquisition, management committed to a plan close our manufacturing facility in Brampton, Ontario and our Kilbourn facility located in Chicago, Illinois. The facilities will be consolidated with Central Can. We recorded a reorganization liability in purchase accounting of approximately $1.2 million for severance and benefits for the elimination of redundant positions at Central Can. We expect to record restructuring charges of approximately $0.9 million related to severance and benefits for eliminated positions at the Brampton facility. We recorded approximately $0.3 million in the fourth quarter of 2009 and expect to record the remaining $0.6 million in the first quarter of 2010. In addition to severance and benefits, we expect to record restructuring charges of approximately $3.0 million related to the leasehold, shutdown and holding costs of the Brampton and Kilbourn facilities. The majority of the costs will be recognized in 2010.

In addition to the above costs, we recorded additional depreciation related to long-lived assets that will be taken out of service of $0.6 million in 2009 and expect to record an additional $1.1 million in the first quarter of 2010.

17.	COMMITMENTS AND CONTINGENCIES

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

In July 2008, we received a letter from the EPA stating that certain requirements of the RCRA were violated, based on a compliance review inspection, at our Homerville facility. We settled this matter in the third quarter of 2009 for $0.2 million, which was accrued at September 28, 2008.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The amounts related to these liabilities (including those amounts noted above) are included in other current liabilities and were approximately $0.3 million at September 27, 2009 and approximately $0.4 million at September 28, 2008. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using data based on filed claims, and we determine our medical claims liability based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $6.7 million at September 27, 2009 and $7.4 million at September 28, 2008.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” above.

Lead Paint Litigation

One of our subsidiaries, Armstrong Containers, Inc. (Armstrong) has been named as one of several defendants in several lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers, who are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago. The plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) asserting similar or different claims and seeking similar or different types of damages or relief.

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

At September 27, 2009 and September 28, 2008, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

Other Litigation

In December 2008, two of our customers filed a lawsuit against us that arose from the sale of aerosol cans to them. The lawsuit attempts to state two causes of action against BWAY: (1) bad faith breach of contract and (2) fraudulent inducement. The plaintiffs allege losses and seek to recover all available damages in an amount no less than three times their non-punitive damages, attorneys’ fees and costs and any other damages the court deems appropriate. The case is currently in the discovery stage.

At September 27, 2009 and September 28, 2008, we had accrued approximately $2.1 million and $0.4 million, respectively, related to pending litigation matters. At September 27, 2009, the accrued liability included an estimate related to the matter discussed above under “other litigation.”

Letters of Credit

At September 27, 2009, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.6 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At September 27, 2009, we employed approximately 2,200 hourly employees and approximately 500 salaried employees. At September 27, 2009, approximately 28% of our hourly workforce was covered by seven separate collective bargaining agreements, none of which will expire or become amendable in the next 12 months.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

18.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments: metal packaging and plastic packaging. The primary raw materials and manufacturing processes are unique for each segment. We differentiate the segments based on the nature of the products they manufacture. Our business segments are further described below.

Metal Packaging. The metal packaging segment includes those products primarily manufactured from steel. Products in this segment include paint cans, aerosol containers, ammunition boxes and other general line metal containers. Metal packaging production facilities, generally, and manufacturing processes are distinct from those of our plastic packaging segment.

Plastic Packaging. The plastic packaging segment includes those products primarily manufactured from plastic resin. Products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic packaging production facilities, generally, and manufacturing processes are distinct from those of our metal packaging segment.

We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” There were no significant inter-segment sales in the periods presented in the financial statements. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (Segment Earnings).

The following tables set forth certain financial information attributable to our business segments for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007:

($ in millions)

	2009	2008	2007
Net Sales
Metal packaging	$590.1	$583.0	$572.8
Plastic packaging	314.3	436.0	386.2

Consolidated net sales	$904.4	$1,019.0	$959.0

Income (Loss) Before Income Taxes
Segment earnings
($ in millions)	2009	2008	2007
Metal packaging	$94.1	$80.9	$75.2
Plastic packaging	46.0	40.6	48.3

Segment earnings	140.1	121.5	123.5

Expenses not Distributed to Segments
Corporate undistributed expenses	14.6	16.4	31.8
Depreciation and amortization (summarized below)	44.8	46.8	45.4
Public offering expenses	–	–	9.6
Restructuring	5.6	9.6	(0.1)
Interest, net	35.1	35.3	38.0
Loss on extinguishment of debt	4.8	–	–
Other	0.5	0.2	1.0

Total expenses not distributed to segments	105.4	108.3	125.7

Consolidated income (loss) before income taxes	$34.7	$13.2	$(2.2)

Depreciation and Amortization
Metal packaging	$21.3	$23.3	$22.7
Plastic packaging	22.0	22.2	21.7

Segment depreciation and amortization	43.3	45.5	44.4
Corporate	1.5	1.3	1.0

Consolidated depreciation and amortization	$44.8	$46.8	$45.4

Although not included in our measures of segment earnings, other amounts regularly provided to management for the fiscal year ended September 27, 2009 included $0.9 million and $0.6 million for restructuring expense, $0.3 million and $0.5 million for other expense and $(0.1) million and $8.6 million for provision for (benefit from) income taxes for the metal packaging segment and plastics packaging segment, respectively. These amounts also included $1.9 million for interest expense for the plastic packaging segment.

Total assets attributable to our business segments at September 27, 2009 and September 28, 2008:

($ in millions)

	2009	2008
Total Assets
Metal packaging	$336.0	$322.6
Plastic packaging	290.0	316.6

Segment total assets	626.0	639.2
Corporate	229.5	243.2

Total assets	$855.5	$882.4

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Capital Expenditures
Metal packaging	$5.4	$14.3	$12.0
Plastic packaging	9.2	16.9	12.4

Segment total	14.6	31.2	24.4
Corporate	3.9	2.8	1.2

Consolidated capital expenditures	$18.5	$34.0	$25.6

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

	2009	2008	2007
Percentage of Sales to Top Ten Customers
Metal packaging segment	50%	45%	47%
Plastic packaging segment	42	38	36
Consolidated	42	37	37

Percentage of Sales to the Largest Customer
Metal packaging segment	19%	16%	16%
Plastic packaging segment	18	19	17
Consolidated	19	17	16

Percentage of Sales by Geographic Location
United States	92%	90%	90%
Canada	8	9	9
Other	–	1	1

19.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The 2014 Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are wholly-owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 27, 2009 and September 28, 2008 and for the three years ended September 27, 2009. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 27, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$58.0	$21.7	$9.0	$–	$88.7
Accounts receivable, net	58.5	38.1	7.2	–	103.8
Inventories, net	59.8	22.7	4.5	–	87.0
Other current assets	43.2	4.1	0.6	(32.3)	15.6

Total current assets	219.5	86.6	21.3	(32.3)	295.1
Property, plant and equipment, net	73.3	79.7	7.9	–	160.9
Goodwill	120.3	107.1	31.6	–	259.0
Other intangible assets, net	33.6	74.7	21.1	–	129.4
Other assets	9.9	0.5	0.7	–	11.1
Intercompany	–	93.6	–	(93.6)	–
Investment in subsidiaries	320.7	26.7	–	(347.4)	–

Total assets	$777.3	$468.9	$82.6	$(473.3)	$855.5

Liabilities and Stockholder’s Equity

Current Liabilities
Accounts payable	$56.9	$35.0	$6.1	$–	$98.0
Other current liabilities	47.1	47.2	1.3	(32.3)	63.3
Current portion of long-term debt	5.0	–	1.5	–	6.5

Total current liabilities	109.0	82.2	8.9	(32.3)	167.8
Long-term debt	350.8	–	45.0	–	395.8
Deferred tax liabilities	10.9	34.5	1.1	–	46.5
Intercompany	83.5	9.5	0.6	(93.6)	–
Other liabilities	24.8	22.1	0.2	–	47.1

Total liabilities	579.0	148.3	55.8	(125.9)	657.2

Stockholder’s Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	144.6	261.4	19.6	(281.0)	144.6
Retained earnings	57.5	61.6	6.4	(68.0)	57.5
Accumulated other comprehensive loss	(3.8)	(2.4)	0.8	1.6	(3.8)

Total stockholder’s equity	198.3	320.6	26.8	(347.4)	198.3

Total liabilities and stockholder’s equity	$777.3	$468.9	$82.6	$(473.3)	$855.5

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

Current Assets
Cash and cash equivalents	$78.3	$5.3	$8.5	$–	$92.1
Accounts receivable, net	54.6	48.5	10.2	–	113.3
Inventories, net	74.0	30.4	7.8	–	112.2
Other current assets	43.0	(23.3)	1.0	–	20.7

Total current assets	249.9	60.9	27.5		338.3
Property, plant and equipment, net	79.2	53.8	8.9	–	141.9
Goodwill	120.3	97.7	33.0	–	251.0
Other intangible assets, net	39.3	78.2	24.7	–	142.2
Other assets	7.8	0.3	0.9	–	9.0
Intercompany	–	–	–	–	–
Investment in subsidiaries	278.9	26.2	–	(305.1)	–

Total assets	$775.4	$317.1	$95.0	$(305.1)	$882.4

Liabilities and Stockholder’s Equity

Current Liabilities
Accounts payable	$70.8	$67.3	$11.7	$–	$149.8
Other current liabilities	43.1	7.6	1.7	–	52.4
Current portion of long-term debt	14.5	–	4.4	–	18.9

Total current liabilities	128.4	74.9	17.8	–	221.1
Long-term debt	353.7	–	48.7	–	402.4
Deferred tax liabilities	15.1	39.6	1.1	–	55.8
Intercompany	80.1	(81.2)	1.1	–	–
Other liabilities	24.4	4.9	0.1	–	29.4

Total liabilities	601.7	38.2	68.8	–	708.7

Stockholder’s Equity
Preferred stock	–	–	–	–	–
Common stock	–	–	–	–	–
Additional paid-in capital	140.4	233.7	19.6	(253.3)	140.4
Retained earnings	34.0	45.1	4.8	(49.9)	34.0
Accumulated other comprehensive (loss) income	(0.7)	0.1	1.8	(1.9)	(0.7)

Total stockholder’s equity	173.7	278.9	26.2	(305.1)	173.7

Total liabilities and stockholder’s equity	$775.4	$317.1	$95.0	$(305.1)	$882.4

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 27, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$568.9	$283.6	$51.9	$–	$904.4

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	475.6	237.2	43.1	(0.4)	755.5
Depreciation and amortization	20.6	20.1	4.1	–	44.8
Selling and administrative	19.6	3.0	0.8	–	23.4
Restructuring	4.5	0.6	0.5	–	5.6
Interest, net	33.2	–	1.9	–	35.1
Loss on extinguishment of debt	4.8	–	–	–	4.8
Other	0.9	(0.1)	(0.7)	0.4	0.5

Total costs and expenses	559.2	260.8	49.7	–	869.7

Income before income taxes	9.7	22.8	2.2	–	34.7
Provision for income taxes	2.7	7.9	0.6	–	11.2
Equity in income of subsidiaries	16.5	1.6	–	(18.1)	–

Net income	$23.5	$16.5	$1.6	$(18.1)	$23.5

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$557.0	$383.8	$78.2	$–	$1,019.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	479.8	342.4	67.4	(0.6)	889.0
Depreciation and amortization	22.7	20.3	3.8	–	46.8
Selling and administrative	20.7	3.1	1.1	–	24.9
Restructuring	6.9	1.7	1.0	–	9.6
Interest, net	31.8	–	3.5	–	35.3
Other	0.3	(0.5)	(0.2)	0.6	0.2

Total costs and expenses	562.2	367.0	76.6	–	1,005.8

Income (loss) before income taxes	(5.2)	16.8	1.6	–	13.2
Provision for (benefit from) income taxes	(1.6)	2.4	0.5	–	1.3
Equity in income of subsidiaries	15.5	1.1	–	(16.6)	–

Net income	$11.9	$15.5	$1.1	$(16.6)	$11.9

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2007

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$544.1	$337.9	$77.0	$–	$959.0

Costs and Expenses
Cost of products sold (excluding depreciation and amortization)	475.2	291.6	64.0	(0.7)	830.1
Depreciation and amortization	22.0	20.4	3.0	–	45.4
Selling and administrative	32.2	3.3	1.7	–	37.2
Public offering	9.6	–	–	–	9.6
Restructuring	(0.1)	–	–	–	(0.1)
Interest, net	34.6	–	3.4	–	38.0
Other	0.7	(0.5)	0.1	0.7	1.0

Total costs and expenses	574.2	314.8	72.2	–	961.2

(Loss) income before income taxes	(30.1)	23.1	4.8	–	(2.2)
Provision for (benefit from) income taxes	(9.2)	8.5	1.6	–	0.9
Equity in income of subsidiaries	17.8	3.2	–	(21.0)	–

Net (loss) income	$(3.1)	$17.8	$3.2	$(21.0)	$(3.1)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 27, 2009

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40.5	$23.2	$7.6	$–	$71.3

Cash flows from investing activities
Capital expenditures	(8.9)	(8.3)	(1.3)	–	(18.5)
Acquisitions, net of cash acquired	(27.7)	–	–	–	(27.7)
Change in intercompany	–	3.1	0.5	(3.6)	–

Net cash (used in) provided by investing activities	(36.6)	(5.2)	(0.8)	(3.6)	(46.2)

Cash flows from financing activities
Repayments of long-term debt, net	(14.4)	–	(3.7)	–	(18.1)
Debt issuance costs	(5.5)	–	–	–	(5.5)
Other	(0.7)	(1.6)	–	–	(2.3)
Change in intercompany	(3.6)	–	–	3.6	–

Net cash (used in) provided by financing activities	(24.2)	(1.6)	(3.7)	3.6	(25.9)

Effect of exchange rate changes on cash and cash equivalents	–	–	(2.6)	–	(2.6)

Net decrease in cash and cash equivalents	(20.3)	16.4	0.5	–	(3.4)
Cash and cash equivalents, beginning of period	78.3	5.3	8.5	–	92.1

Cash and cash equivalents, end of period	$58.0	$21.7	$9.0	$–	$88.7

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 28, 2008

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$50.2	$18.6	$5.0	$–	$73.8

Cash flows from investing activities
Capital expenditures	(16.1)	(14.8)	(3.1)	–	(34.0)
Other	0.4	–	–	–	0.4

Net cash used in investing activities	(15.7)	(14.8)	(3.1)	–	(33.6)

Cash flows from financing activities
Repayments of long-term debt	(1.3)	–	(0.6)	–	(1.9)
Other	0.8	–	–	–	0.8

Net cash used in financing activities	(0.5)	–	(0.6)	–	(1.1)

Effect of exchange rate changes on cash and cash equivalents	–	–	(0.4)	–	(0.4)

Net increase in cash and cash equivalents	34.0	3.8	0.9	–	38.7
Cash and cash equivalents, beginning of period	44.3	1.5	7.6	–	53.4

Cash and cash equivalents, end of period	$78.3	$5.3	$8.5	$–	$92.1

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2007

($ in millions)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25.6	$11.6	$9.7	$–	$46.9

Cash flows from investing activities
Capital expenditures	(12.5)	(11.6)	(1.5)	–	(25.6)
Business acquisitions	–	–	(5.9)	–	(5.9)
Other	0.1	–	–	–	0.1

Net cash used in investing activities	(12.4)	(11.6)	(7.4)	–	(31.4)

Cash flows from financing activities
Repayments of long-term debt	(20.0)	–	(0.6)	–	(20.6)
Other	7.5	–	–	–	7.5

Net cash used in financing activities	(12.5)	–	(0.6)	–	(13.1)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	–	–

Net increase in cash and cash equivalents	0.7	–	1.7	–	2.4
Cash and cash equivalents, beginning of period	43.6	1.5	5.9	–	51.0

Cash and cash equivalents, end of period	$44.3	$1.5	$7.6	$–	$53.4

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

($ in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2009
Net sales	$212.5	$206.1	$236.4	$249.4	$904.4
Gross margin (excluding depreciation and amortization)	20.4	39.4	46.6	42.5	148.9
Net loss (income)	(2.7)	8.7	8.5	9.0	23.5

Net (loss) Income Per Share—BHC
Basic	$(0.13)	$0.40	$0.39	$0.41	$1.07
Diluted	(0.13)	0.38	0.39	0.37	1.00

Fiscal 2008
Net sales	$217.4	$243.6	$274.0	$284.0	$1,019.0
Gross margin (excluding depreciation and amortization)	20.5	32.2	40.1	37.2	130.0
Net loss (income)	(3.9)	1.1	8.1	6.6	11.9

Net (loss) Income Per Share—BHC
Basic	$(0.18)	$0.05	$0.37	$0.30	$0.55
Diluted	(0.18)	0.05	0.35	0.28	0.51

In the above table, quarterly net (loss) income per share calculations are based on the weighted-average number of shares outstanding during the quarter. As a result, the sum of the quarterly per share amounts may not equal the annual net income per share amount.

The following items included in the unaudited quarterly results of operations may affect comparability of the information:

•

The provision for income taxes in the fourth quarter of 2008 included a benefit of approximately $1.9 million related to the correction of an error in deferred income taxes. See Note 12, “Income Taxes.”

•

The third and fourth quarters of 2009 included restructuring expenses of $1.5 million and $2.7 million, respectively, primarily related to division consolidation. The second, third and fourth quarters of 2008 included restructuring expenses of approximately $4.2 million, $1.4 million and $3.9 million, respectively, primarily related to the closure of two facilities and headcount reductions in Canada. See Note 16, “Restructuring.”

•	The third quarter of 2009 included a $4.8 million loss on extinguishment of debt related to the refinancing of the Company’s senior subordinated notes. See Note 9, “Long-Term Debt.”

•

The first, second, third and fourth quarters of 2009 included stock-based compensation expense (credits) of $0.9 million, $0.3 million, $(0.3) million and $0.1 million, respectively, and the first, second, third and fourth quarters of 2008 included stock-based compensation expense of $1.8 million, $1.8 million, $1.7 million and $1.0 million, respectively, related to the modification of vesting criteria for certain stock options related to the public offering. See Note 11, “Share-Based Compensation.”

•

The second quarter of 2008 included a bad debt credit of $1.0 million related to a change in our estimated allowance for doubtful accounts. The fourth quarter of 2008 included a bad debt charge of $0.7 million for a customer that filed for liquidation through bankruptcy.

Financial Statement Schedules

Schedule I	Condensed Financial Information of BWAY Holding Company	97
Schedule II	Valuation and Qualifying Accounts	101

Schedule I

Condensed Financial Information of Registrant

BWAY Holding Company

Condensed Balance Sheet Information

September 27, 2009 and September 28, 2008

($ in millions, except par value)

	2009	2008
Assets
Investment in subsidiary	$198.3	$173.7

Liabilities and Stockholders’ Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	$–	$–
Common stock, $0.01 par value, 200,000,000 shares authorized; 22,198,718 and 21,860,650 shares issued and outstanding	0.2	0.2
Additional paid-in capital	137.9	133.7
Retained earnings	64.0	40.5
Accumulated other comprehensive loss	(3.8)	(0.7)

Total stockholders’ equity	198.3	173.7

Total liabilities and stockholders’ equity	$198.3	$173.7

BWAY Holding Company

Condensed Statement of Operations Information

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Equity in earnings (loss) of subsidiary, net of tax	$23.5	$11.9	$(3.1)

Weighted-Average Common Shares Outstanding
Basic	21,941	21,691	20,851
Diluted	23,419	23,388	20,851

Net Income (Loss) Per Share
Basic	$1.07	$0.55	$(0.15)
Diluted	1.00	0.51	(0.15)

BWAY Holding Company

Condensed Statement of Cash Flows Information

Years ended September 27, 2009, September 28, 2008 and September 30, 2007

($ in millions)

	2009	2008	2007
Cash Flows from Operating Activities
Cash provided by operating activities	$–	$–	$10.0

Cash Flows from Investing Activities
Repurchase and cancellation of common stock	–	–	(1.2)
Cash settlement of stock options	–	–	(8.8)

Cash used in financing activities	–	–	(10.0)

Net change in cash and cash equivalents	–	–	–
Cash and cash equivalents, beginning of period	–	–	–

Cash and cash equivalents, end of period	$–	$–	$–

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

Initial Public Offering

In June 2007, BHC completed the registration of its common stock with the U.S. Securities and Exchange Commission (the SEC) and BHC common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” In this initial public offering of BHC common stock, certain selling stockholders offered shares to the public, which represented a portion of their BHC common stock (the public offering). We did not receive any proceeds from the offering.

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

Debt

Credit Facility

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

Interest accrues on outstanding credit facility borrowings at variable interest rates. At September 27, 2009, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 2.6% and on outstanding Canadian Term Loan borrowings was approximately 2.7%.

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

At September 27, 2009, BWAY was scheduled to make a mandatory repayment of $5.0 million and ICL was scheduled to make a mandatory repayment of $1.5 million on their respective term loans in December 2009 due to Excess Cash Flow from 2009.

At September 28, 2008, BWAY was scheduled to make a mandatory repayment of $14.4 million and ICL BWAY was scheduled to make a mandatory repayment of $4.4 million on their respective term loans in December 2008 due to Excess Cash Flow from 2008.

We are required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a maximum Consolidated Total Leverage Ratio, each as defined in the credit agreement.

The covenants of the credit agreement are subject to a number of important limitations and exceptions. We were in compliance with all applicable covenants of the credit agreement as of September 27, 2009.

Senior Notes

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

BWAY may redeem the 2014 Notes, in whole or in part, at any time on or after April 15, 2011 at the redemption prices set forth in the 2014 Notes. In addition, prior to April 15, 2011, BWAY may redeem up to 35% of the 2014 Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus accrued interest. If BWAY undergoes a change of control or sells certain of its assets, it may be required to offer to purchase the 2014 Notes from holders at a purchase price equal to 101% of the principal amount (at September 27, 2009, 101% of the total principal amount outstanding was $230.8 million) plus accrued interest.

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

At September 27, 2009, we were in compliance with applicable financial covenants related to the senior notes.

BWAY, on a consolidated basis, had borrowings outstanding under the credit facility of $221.3 million as of September 27, 2009 and $221.3 million as of September 28, 2008. All of the outstanding borrowings under the credit facility at September 27, 2009 and September 28, 2008 were the direct obligations of BWAY or ICL. At September 27, 2009, $228.5 million of principal was outstanding on the 2014 Notes, which were issued at a discount and show in BWAY’s consolidated balance sheet net of unamortized debt discount of $26.5 million. At September 28, 2008, $200.0 million of principal was outstanding on the 2010 Notes.

Dividend

BWAY declared a dividend of $10.0 million payable to BHC in 2007. The dividend was used to purchase shares of our common stock and to cash settle the exercise of certain stock options, each beneficially owned by a former executive officer. The settled options were fully vested and BWAY recorded stock-based compensation expense of $8.8 million related to the option exercise.

Schedule II

Valuation and Qualifying Accounts

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

	Balance, Beginning of Period	Additions Charged (Credited) to Expense		Deductions (1)	Balance, End of Period
	($ in millions)
Allowance for Doubtful Accounts
Year ended September 27, 2009	$1.2	$0.2		$0.9	$0.5
Year ended September 28, 2008	1.7	(0.3	) (2)	0.2	1.2
Year ended September 30, 2007	1.7	0.4		0.4	1.7

(1)	Represents the net write-offs of uncollectible items.

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

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

BWAY Holding Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is designed to provide reasonable assurance to BWAY Holding Company. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management’s supervision, an evaluation of the design and effectiveness of BWAY Holding Company’s internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Central Can Company, Inc., which was acquired on August 20, 2009 and whose financial statements constitute 14 % and 7% of net and total assets, respectively, 1 % of revenues, and -1% of net income of the consolidated financial statement amounts as of and for the year ended September 27, 2009. Further discussion of this acquisition can be found in Note 1, “General—Recent Acquisitions—Central Can,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Based on this evaluation, management concluded that BWAY Holding Company’s internal control over financial reporting was effective as of September 27, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of BWAY Holding Company’s financial statements, has issued an attestation report on the effectiveness of BWAY Holding Company’s internal control over financial reporting as of September 27, 2009. Deloitte & Touche LLP’s report on BWAY Holding Company’s internal control over financial reporting is included herein.

/s/ Kenneth M. Roessler
Kenneth M. Roessler President and Chief Executive Officer

/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer

Atlanta, Georgia

December 11, 2009

Management’s Report on Internal Control Over Financial Reporting

BWAY Corporation’s management is responsible for establishing and maintaining effective internal control over financial reporting (as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is designed to provide reasonable assurance to BWAY Corporation. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under management’s supervision, an evaluation of the design and effectiveness of BWAY Corporation’s internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Central Can Company, Inc., which was acquired on August 20, 2009 and whose financial statements constitute 14% and 7% of net and total assets, respectively, 1% of revenues, and -1% of net income of the consolidated financial statement amounts as of and for the year ended September 27, 2009. Further discussion of this acquisition can be found in Note 1, “General—Recent Acquisitions—Central Can,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Based on this evaluation, management concluded that BWAY Corporation’s internal control over financial reporting was effective as of September 27, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of BWAY Corporation’s financial statements, has issued an attestation report on the effectiveness of BWAY Corporation’s internal control over financial reporting as of September 27, 2009. Deloitte & Touche LLP’s report on BWAY Corporation’s internal control over financial reporting is included herein.

/s/ Kenneth M. Roessler
Kenneth M. Roessler President and Chief Executive Officer

/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer

Atlanta, Georgia

December 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWAY Holding Company:

We have audited the internal control over financial reporting of BWAY Holding Company and subsidiaries (the “Company”) as of September 27, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Central Can Company, Inc., which was acquired on August 20, 2009 and whose financial statements constitute 14% and 7% of net and total assets, respectively, 1% of revenues, and -1% of net income of the consolidated financial statement amounts as of and for the year ended September 27, 2009. Accordingly, our audit did not include the internal control over financial reporting at Central Can Company, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 27, 2009, of the Company and our report dated December 11, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation:

We have audited the internal control over financial reporting of BWAY Corporation (a wholly owned subsidiary of BWAY Holding Company) and subsidiaries (the “Company”) as of September 27, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Central Can Company, Inc., which was acquired on August 20, 2009 and whose financial statements constitute 14% and 7% of net and total assets, respectively, 14% of revenues, and -1% of net income of the consolidated financial statement amounts as of and for the year ended September 27, 2009. Accordingly, our audit did not include the internal control over financial reporting at Central Can Company, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 27, 2009, of the Company and our report dated December 11, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 11, 2009

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers at September 27, 2009 were as follows:

Name	Age	Position
Kenneth M. Roessler	46	President and Chief Executive Officer

Michael B. Clauer	52	Executive Vice President and Chief Financial Officer

Kevin C. Kern	50	Senior Vice President and Chief Administrative Officer

Jeffrey M. O’Connell	56	Vice President, Treasurer and Secretary

Dennis A. Bednar	53	Executive Vice President, Operations

Mr. Roessler became the president and chief executive officer of BHC in March 2007 and became the president and chief executive officer of BWAY in January 2007. Mr. Roessler was BWAY’s president and chief operating officer from March 2006 to January 2007 and served as president and chief operating officer of our BWAY Packaging Division from July 2004 to January 2007. From July 2004 to March 2006, Mr. Roessler served as senior vice president of BWAY. From January 2003 to July 2004, Mr. Roessler served as BWAY’s chief operating officer and from March 2000 until January 2003, he served as BWAY’s executive vice president of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including vice president of sales and marketing from 1998 to February 2000, vice president and general manager from 1995 to 1998, and vice president and chief financial officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Mr. Clauer has been executive vice present and chief financial officer of BHC and BWAY since January 2009. From 2007 to 2008, Mr. Clauer provided consulting and business advisory services to a number of manufacturing and consumer products companies. From 2000 to 2006, Mr. Clauer served in various senior management positions with Apogee Enterprises, Inc., including as chief financial officer, executive vice president responsible for operations, and president of various business units. Prior to Apogee, Mr. Clauer served as chief financial officer of Open Port Technology, Inc., and Budget Group Inc. (Budget Rent A Car and Ryder Truck Rentals). Mr. Clauer also served in various financial positions with PepsiCo, Inc.

Mr. Kern became senior vice president and chief administrative officer of BHC and BWAY in January 2009. From February 2001 to January 2009, Mr. Kern served as vice president of administration and chief financial officer of BWAY and of BHC since March 2007. From May 1995 until February 2001, Mr. Kern served as vice president and corporate controller of BWAY. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Mr. O’Connell has been the vice president, treasurer and secretary of BHC since March 7, 2007 and vice president and treasurer of BWAY since May 1997 and secretary of BWAY since May 2001. From June 1996 to May 1997, Mr. O’Connell served as BWAY’s assistant treasurer. From June 1995 to June 1996, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Mr. Bednar became executive vice-president of BHC and BWAY in June 2009. From August 2007 to June 2009, Mr. Bednar served as BWAY’s chief operating officer–general line. Prior to joining the company, Mr. Bednar served as Vice President, Thermal Systems for Robert Bosch Corporation. During his 25 year career with Bosh, Mr. Bednar held various positions ranging from Regional Distribution Manager to Vice President Electrical Systems. Mr. Bednar has extensive experience in the manufacturing environment and has spent 25 years in the automotive sector.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 27, 2009, is incorporated herein by reference.

Item 11

Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in BHC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after September 27, 2009, is incorporated by reference.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 27, 2009, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans Agreement

For information about BWAY Holding common stock that may be issued under our equity compensation plans as of September 27, 2009, see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5.

Item 13

Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Certain Committees of the Board,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 27, 2009, is incorporated herein by reference.

Item 14

Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in BHC’s proxy statement to be filed pursuant to Regulation 14A within 120 days after September 27, 2009, is incorporated herein by reference.

PART IV

Item 15

Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The financial statements set forth under Item 8.

(2)	Those financial statement schedules set forth under Item 8. Financial statement schedules not required to be filed are excluded from this report.

(3)	Those exhibits as listed beginning at page 106 and in paragraph (b) below.

(b)	Exhibits required by Item 601 of Regulation S-K either are filed as exhibits to this form or are incorporated by reference. The exhibits are listed beginning at page 106.

(c)	No financial statements required by Regulation S-X are excluded from this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWAY HOLDING COMPANY
(Registrant)

Date: December 11, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

BWAY CORPORATION
(Registrant)
Date: December 11, 2009	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: December 11, 2009

/s/Kenneth M. Roessler	/s/ Michael B. Clauer
Kenneth M. Roessler	Michael B. Clauer
President and Chief Executive Officer	Executive Vice President and
Director	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jean-Pierre M. Ergas	/s/ Warren J. Hayford
Jean-Pierre M. Ergas	Warren J. Hayford
Non-Executive Chairman	Non-Executive Vice-Chairman
Director	Director

/s/ Earl L. Mason	/s/ Lawrence A. McVicker
Earl L. Mason	Lawrence A. McVicker
Director	Director

/s/ David M. Roderick	/s/ Wellford L. Sanders, Jr.
David M. Roderick	Wellford L. Sanders, Jr.
Director	Director

/s/ David I. Wahrhaftig	/s/ Thomas R. Wall, IV
David I. Wahrhaftig	Thomas R. Wall, IV
Director	Director

LISTING OF EXHIBITS

2.1	Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002. (Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415))

2.2	Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004. (Incorporated by reference to BWAY Corporation’s
Form 8-K filed as of May 28, 2004 (File No. 1-12415))

2.3	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation. (Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended July 1, 2007 (File No. 1-33527))

3.2	Amended and Restated Bylaws of BWAY Corporation. (2)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of BWAY Holding Company. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 30, 2009 File No. 1-33527).

3.4	Amended and Restated Bylaws of BWAY Holding Company. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 30, 2009 File No. 1-33527).

4.1	Indenture, dated as of April 6, 2009, among BWAY Corporation, the Guarantors named therein and The Bank of New York, Mellon Trust Company, N.A., as trustee. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009 (File No. 1-33527).

4.2

First Supplemental Indenture, dated as of August 20, 2009, among Central Can Company, Inc., each Guarantor under the Indenture, and BWAY Corporation, as issuer under the Indenture, and The Bank of New York Mellon Trust, N.A., as trustee.

4.3	Joinder Agreement in U.S. Subsidiaries Guaranty, U.S. Security Agreement and Pledge Agreement as of August 20, 2009 by Central Can Company, Inc.

4.4	Form of 10% Senior Subordinated Note due April 15, 2014. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009 (File No. 1-33527).

4.5	Registration Rights Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein and in Joinder Agreements thereto. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009 (File No. 1-33527).

4.6	Form of Joinder Agreement to the Registration Rights Agreement. (Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended June 28, 2009 File No. 1-33527)

4.7

Registration Rights Agreement, dated as of April 6, 2009, among BWAY Corporation, the Guarantors named therein, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as initial purchasers. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of April 7, 2009
File No. 1-33527)

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant, on a consolidated basis. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

10.1	Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 filed on April 12, 1995 (File No. 33-91114))

10.2	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc., as amended. (6)

10.3	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc, as amended January 14, 1995 and October 1, 1998. (6)

10.4	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc., as amended April 3, 1995. (6)

10.5	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation. (6)

10.6	Lease dated December 19, 1988 between Julius Realty Corporation and Leary/Carroll, Inc., as amended May 1998 and as assigned to Trenton Metal Decorating, Inc. November 8, 1998. (6)

10.7	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225))

10.8	Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.# (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.9	Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company. (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.10	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.# (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended April 2, 2000 (File No. 1-12415))

10.11	Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerich Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 2002 (File No. 1-12415))

10.12	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003. #(2)

10.13	Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended January 4, 2004 (File No. 1-12415))

10.14	Amended and Restated BCO Holding Company Stock Incentive Plan. #(3)

10.15	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio. (3)

10.16	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia. (3)

10.17	Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana. (3)

10.18	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana. (3)

10.19	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana. (3)

10.20	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia. (3)

10.21	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey. (3)

10.22	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico. (3)

10.23	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas. (3)

10.24	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004. #(3)

10.25	Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415))

10.26	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario. (5)

10.27	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Hansen Road South in Brampton, Ontario. (4)

10.28	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Walker Drive in Brampton, Ontario. (4)

10.29	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Calder Place in St. Albert, Alberta. (4)

10.30	Consulting and Advisory Services Agreement, dated February 7, 2003, between BWAY Corporation and Kelso & Company, L.P. (5)

10.31	Form of change of control agreement (entered into by each of Kenneth M. Roessler, Kevin C. Kern and Jeffrey M. O’Connell). #(5)

10.32	BWAY Holding Company 2007 Omnibus Incentive Plan. #(5)

10.33	BWAY Holding Company Annual Incentive Plan. #(5)

10.34	Form of Nominating Agreement by and among BWAY Holding Company, Kelso Investment Associates VI, L.P. and KEP VI. (5)

10.35	Form of Letter Agreement between BWAY Corporation and Kelso & Company, L.P. (5)

10.36	Form of Director Indemnification Agreement. (5)

10.37

Employment Agreement between BWAY Corporation and Kenneth M. Roessler made as of
February 24, 2009. #(Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended March 29, 2009 File No. 1-33527).

10.38

Separation and Release Agreement dated June 26, 2009 by and between BWAY Corporation and Thomas K. Linton. #(Incorporated by reference to BWAY Holding Company’s Form 8-K/A dated as of May 21, 2009 File No. 1-33527)

10.39	Form of Stock Option Agreement under the BWAY Holding 2007 Omnibus Incentive Plan. #(Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended June 28, 2009 File No. 1-33527)

21	List of subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).

(2)	Incorporated by reference to BWAY Corporation’s Registration Statement filed on October 31, 2003 on Form S-4 (File No. 333-104388).

(3)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).

(4)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-12415).

(5)	Incorporated by reference to BWAY Holding Company’s Registration Statement on Form S-1 filed June 12, 2007 (File No. 333-141174).

(6)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-12415).