Form 10-Q
period 2009-12-31
BWAY CORP; BWAY Holding CO
filed 2010-02-09
CIK 943897, 1392179

As Filed with the Securities and Exchange Commission on February 9, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

December 31, 2009

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

Registrant	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Registrant
BWAY Holding Company	☐	Yes	☑ No
BWAY Corporation	☐	Yes	☑ No

Registrant	Description of Common Stock	Shares Outstanding at February 5, 2010
BWAY Holding Company	Par Value $0.01 per share	22,361,376
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended December 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

($ in millions, except par value)

	December 31, 2009	September 27, 2009
Assets
Current assets
Cash and cash equivalents	$16.8	$88.7
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	101.3	103.8
Inventories, net	103.1	87.0
Other current assets	18.5	15.6

Total current assets	239.7	295.1

Property, plant and equipment, net	167.6	160.9
Goodwill	265.2	259.0
Other intangible assets, net	138.8	129.4
Other assets	10.6	11.1

Total assets	$821.9	$855.5

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86.0	$98.0
Other current liabilities	43.1	63.3
Current portion of long-term debt	0.5	6.5

Total current liabilities	129.6	167.8

Long-term debt	397.9	395.8
Deferred tax liabilities	46.5	46.5
Other liabilities	47.0	47.1

Total liabilities	621.0	657.2

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 22,298,142 and 22,198,718 shares issued and outstanding	0.2	0.2
Additional paid-in capital	138.8	137.9
Retained earnings	64.8	64.0
Accumulated other comprehensive loss	(2.9)	(3.8)

Total stockholders’ equity	200.9	198.3

Total liabilities and stockholders’ equity	$821.9	$855.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

($ in millions, except per share amounts)

	Three Months Ended
	December 31, 2009	December 28, 2008
Net sales	$219.0	$212.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	186.9	192.1
Depreciation and amortization	13.7	11.1
Selling and administrative	5.7	5.6
Restructuring	2.0	0.7
Interest, net	8.9	8.2
Business acquisition costs	0.5	—
Other	0.4	(0.8)

Total costs and expenses	218.1	216.9

Income (loss) before income taxes	0.9	(4.4)

Provision for (benefit from) income taxes	0.1	(1.7)

Net income (loss)	$0.8	$(2.7)

Net income (loss) per share (Note 10)
Basic	$0.04	$(0.13)
Diluted	0.03	(0.13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Cash Flows from Operating Activities
Net income (loss)	$0.8	$(2.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	9.7	7.4
Amortization of other intangible assets	4.0	3.7
Amortization of debt issuance costs	0.5	0.5
Amortization of debt discount	1.1	—
Provision for (credit from) doubtful accounts	0.1	(0.6)
Loss on disposition of property, plant and equipment	(0.1)	—
Deferred income taxes	—	(0.1)
Stock-based compensation expense	0.1	0.9
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3.7	12.6
Inventories	(12.5)	8.9
Accounts payable	(12.3)	(67.0)
Other assets	0.4	4.1
Accrued and other liabilities	(17.0)	(10.3)
Income taxes, net	(6.6)	(2.3)

Net cash used in operating activities	(28.1)	(44.9)

Cash Flows from Investing Activities
Capital expenditures	(5.5)	(3.4)
Business acquisitions	(32.3)	—

Net cash used in investing activities	(37.8)	(3.4)

Cash Flows from Financing Activities
Repayments of other long-term debt	(6.6)	(18.1)
Borrowings of revolving credit facility	—	1.2
Principal repayments under capital lease obligations	(0.1)	—
Proceeds from stock option exercises	0.3	—
Excess tax benefit related to share-based payments	0.1	—

Net cash used in financing activities	(6.3)	(16.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(1.4)

Net decrease in cash and cash equivalents	(71.9)	(66.6)

Cash and cash equivalents, beginning of period	88.7	92.1

Cash and cash equivalents, end of period	$16.8	$25.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in millions, except par value)

	December 31, 2009	September 27, 2009
Assets
Current assets
Cash and cash equivalents	$16.8	$88.7
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	101.3	103.8
Inventories, net	103.1	87.0
Other current assets	18.5	15.6

Total current assets	239.7	295.1

Property, plant and equipment, net	167.6	160.9
Goodwill	265.2	259.0
Other intangible assets, net	138.8	129.4
Other assets	10.6	11.1

Total assets	$821.9	$855.5

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$86.0	$98.0
Other current liabilities	43.1	63.3
Current portion of long-term debt	0.5	6.5

Total current liabilities	129.6	167.8

Long-term debt	397.9	395.8
Deferred tax liabilities	46.5	46.5
Other liabilities	47.0	47.1

Total liabilities	621.0	657.2

Commitments and contingencies (Note 12)

Stockholder’s equity
Preferred stock, $0.01 par value, 500 shares authorized	—	—
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	145.5	144.6
Retained earnings	58.3	57.5
Accumulated other comprehensive loss	(2.9)	(3.8)

Total stockholder’s equity	200.9	198.3

Total liabilities and stockholder’s equity	$821.9	$855.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Net sales	$219.0	$212.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	186.9	192.1
Depreciation and amortization	13.7	11.1
Selling and administrative	5.7	5.6
Restructuring	2.0	0.7
Interest, net	8.9	8.2
Business acquisition costs	0.5	—
Other	0.4	(0.8)

Total costs and expenses	218.1	216.9

Income (loss) before income taxes	0.9	(4.4)

Provision for (benefit from) income taxes	0.1	(1.7)

Net income (loss)	$0.8	$(2.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Cash Flows from Operating Activities
Net income (loss)	$0.8	$(2.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	9.7	7.4
Amortization of other intangible assets	4.0	3.7
Amortization of debt issuance costs	0.5	0.5
Amortization of debt discount	1.1	—
Provision for (credit from) doubtful accounts	0.1	(0.6)
Loss on disposition of property, plant and equipment	(0.1)	—
Deferred income taxes	—	(0.1)
Stock-based compensation expense	0.1	0.9
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3.7	12.6
Inventories	(12.5)	8.9
Accounts payable	(12.3)	(67.0)
Other assets	0.4	4.1
Accrued and other liabilities	(17.0)	(10.3)
Income taxes, net	(6.6)	(2.3)

Net cash used in operating activities	(28.1)	(44.9)

Cash Flows from Investing Activities
Capital expenditures	(5.5)	(3.4)
Business acquisitions	(32.3)	—

Net cash used in investing activities	(37.8)	(3.4)

Cash Flows from Financing Activities
Repayments of other long-term debt	(6.6)	(18.1)
Borrowings of revolving credit facility	—	1.2
Principal repayments under capital lease obligations	(0.1)	—
Proceeds from stock option exercises	0.3	—
Excess tax benefit related to share-based payments	0.1	—

Net cash used in financing activities	(6.3)	(16.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(1.4)

Net decrease in cash and cash equivalents	(71.9)	(66.6)

Cash and cash equivalents, beginning of period	88.7	92.1

Cash and cash equivalents, end of period	$16.8	$25.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BWAY Holding Company (BHC) include the accounts of BHC and its 100% owned subsidiary, BWAY Corporation (BWAY). The accompanying unaudited condensed consolidated financial statements of BWAY include the accounts of BWAY and its subsidiaries, each 100% owned. In these notes, we refer to BHC and BWAY collectively as “the Company,” “we” or “our.”

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 27, 2009 (the Annual Report). The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These notes are applicable equally to BHC and BWAY with the exception of “Net Income per Share“ in Note 10, “Stockholders’ Equity,” which is applicable only to BHC and Note 14, “Supplemental Guarantor Subsidiaries Information,” which is applicable only to BWAY.

Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

In these notes, we refer to fiscal year or fiscal quarter when we reference or discuss a year or quarter, unless otherwise indicated. For purposes of these notes, we include our subsidiary and operations in the Commonwealth of Puerto Rico with those of our U.S. operations, unless otherwise indicated.

Beginning with fiscal 2010, our fiscal year ends on September 30. Prior to 2010, our fiscal year ended on the Sunday closest to September 30 (fiscal 2009 ended September 27, 2009). Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries have had and will continue to have a September 30 fiscal year end. Fiscal 2009 results of operations and cash flows for NAMPAC and ICL are included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2009 and fiscal 2009 year-end balances are as of September 30, 2009. In 2009, there were no significant or unusual transactions between the fiscal end and calendar end dates that should have been considered in the consolidated financial statements.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, the operating subsidiary of BHC, manufactures and distributes metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 13, “Business Segments“).

Recent Acquisitions

Ball Plastics

On October 23, 2009, we acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia. The facility produces injection molded plastic pails and certain other products. The acquisition of Ball Plastics fits with our core skills. We acquired the net assets for approximately $32.3 million, which we funded using available cash on hand. We refer to this acquisition and the associated acquired business as Ball Plastics.

We recorded the acquired assets and assumed liabilities at fair value in accordance with applicable accounting guidance. We have allocated the purchase price based on our preliminary estimates of fair value. The results of operations for Ball Plastics are included in the consolidated financial statements from the acquisition date. Ball Plastics is included in our plastic packaging segment.

Our preliminary purchase price allocation for the fair value of the assets acquired and liabilities assumed is as follows. The purchase price allocation is preliminary and subject to completion.

($ in millions)

Ball Plastics
Current assets	$4.5
Property, plant and equipment	10.4
Intangible assets subject to amortization (customer relationships)	12.8
Goodwill	5.1

Total assets acquired	32.8

Current liabilities assumed	0.5

Purchase price	$32.3

We allocated the acquired goodwill and intangible assets to our plastic packaging segment. Goodwill related to this acquisition is deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships is approximately 13 years.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in the Annual Report.

2.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2009 and December 28, 2008:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Cash paid during the period for:
Interest	$14.2	$12.8
Income taxes	6.5	1.0

Business acquisitions
Fair value of assets acquired	$32.8	$—
Fair value of liabilities assumed	(0.5)	—

Cash paid for business acquisitions	32.3	—

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.6	$0.5
Assets acquired through capital lease	0.1	—

3.	INVENTORIES

The components of inventories as of December 31, 2009 and September 27, 2009 were:

($ in millions)

	December 31, 2009	September 27, 2009
Raw materials	$34.0	$21.6
Work-in-progress	34.2	35.7
Finished goods	34.9	29.7

Total inventories	$103.1	$87.0

4.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of December 31, 2009 and September 27, 2009 were:

($ in millions)

	December 31, 2009	September 27, 2009
Other current assets
Income taxes receivable	$3.0	$—
Deferred tax assets	9.3	9.3
Other	6.2	6.3

Total other current assets	$18.5	$15.6

Other current liabilities
Accrued salaries and wages	$9.9	$18.8
Accrued interest	5.0	11.9
Accrued rebates	5.0	4.2
Income taxes payable	—	3.6
Self insurance	6.2	6.7
Other	17.0	18.1

Total other current liabilities	$43.1	$63.3

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We do not carry any financial instruments at fair value. Other than our long-term debt, we believe the carrying amounts of financial instruments at December 31, 2009 approximate the fair values of those instruments.

Estimated fair value of long-term debt at December 31, 2009:

($ in millions)

	Carrying Value	Estimated Fair Value
Long-term debt
10% senior subordinated notes due April 2014, gross of debt discount	$228.5	$241.7
Variable rate term loan, U.S. dollar denominated, maturing July 2013	148.7	139.1
Variable rate term loan, Canadian dollar denominated, maturing July 2013	46.6	43.5

	423.8	$424.3

Unamortized debt discount	(25.4)

Total long-term debt	$398.4

We have estimated the fair value of our long-term debt financial instruments based on quoted market prices in the secondary credit market.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the three months ended December 31, 2009 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 27, 2009	$128.7	$130.3	$259.0
Acquired (1)	—	5.1	5.1
Currency translation adjustment	0.4	0.7	1.1

Balance, December 31, 2009	$129.1	$136.1	$265.2

(1)	See “Recent Acquisitions” under Note 1, “General.”

Other Intangible Assets

The components of other intangible assets at December 31, 2009 and September 27, 2009 were:

($ in millions)

	December 31, 2009			September 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$201.2	$(78.1)	$123.1	$187.5	$(74.3)	$113.2
Tradenames	26.2	(11.1)	15.1	26.1	(10.5)	15.6

Total amortizable intangible assets	227.4	(89.2)	138.2	213.6	(84.8)	128.8

Indefinite-lived intangible assets
Technology	0.6	—	0.6	0.6	—	0.6

Total other intangible assets	$228.0	$(89.2)	$138.8	$214.2	$(84.8)	$129.4

The estimated useful lives of customer relationships range from 13 to 18 years and the estimated useful lives of tradenames range from 10 to 15 years.

Expected Future Amortization Expense

Expected future amortization expense at December 31, 2009 was:

($ in millions)

Fiscal year	Amortization Expense
2010 (remainder)	$12.3
2011	16.0
2012	15.8
2013	14.6
2014	13.8
Thereafter	65.7

Total expected future amortization expense	$138.2

7.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding at December 31, 2009 and September 27, 2009 consisted of:

($ in millions)

	December 31, 2009	September 27, 2009
Long-term debt
10% senior subordinated notes due April 2014	$228.5	$228.5
Variable rate term loan, U.S. dollar denominated, maturing July 2013	148.7	153.8
Variable rate term loan, Canadian dollar denominated, maturing July 2013	46.6	46.5

	423.8	428.8
Unamortized debt discount	(25.4)	(26.5)

Total long-term debt	398.4	402.3
Less current portion of long-term debt	(0.5)	(6.5)

Long-term debt, net of current portion	$397.9	$395.8

The weighted-average interest rate on variable rate credit facility borrowings was approximately 2.2% at December 31, 2009 and approximately 2.6% at September 27, 2009.

Current Portion of Long-Term Debt

The current portion of long-term debt at September 27, 2009 included a mandatory repayment of $6.5 million. Of the repayment, $5.0 million represented a repayment on the U.S. dollar denominated term loan and $1.5 million represented a repayment on the Canadian dollar denominated term loan. The repayments occurred in December 2009.

Under the terms of the credit agreement, non-scheduled repayments generally reduce the subsequent four scheduled payments and then reduce the remaining payments thereafter on a pro rata basis. The next scheduled repayments on the term loans are not due until December 2010 because of the repayments in December 2009.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt at December 31, 2009 were:

($ in millions)

Fiscal year	Amount Due
2011	$2.0
2012	2.1
2013	191.2
2014	228.5

Total scheduled maturities of long-term debt	$423.8

Senior Subordinated Notes

2014 Notes

On April 6, 2009, BWAY completed a private placement offering of approximately $228.5 million aggregate principal amount of 10% Senior Subordinated Notes due April 15, 2014 (the 2014 Notes) which priced at a discount to par of 87.513%. The 2014 Notes were issued pursuant to an indenture, dated as of April 6, 2009 (the Indenture), among BWAY, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee.)

The 2014 Notes are unsecured and subordinated to all of BWAY’s existing and future senior debt, including its existing credit facilities. Each of BWAY’s 100% owned U.S. subsidiaries (the Guarantors) have guaranteed the 2014 Notes with a guarantee that will be unsecured and subordinated to all existing and future senior debt of each such subsidiary. If any subsidiary of BWAY that is not a Guarantor guarantees certain indebtedness of BWAY in the future, such subsidiary will guarantee the 2014 Notes.

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

Upon the occurrence of customary events of default, the Trustee or the holders of 25% of the principal amount of the outstanding 2014 Notes may declare the principal of and accrued and unpaid interest on the 2014 Notes to be due and payable. Upon the occurrence of certain bankruptcy events affecting BWAY or certain of its subsidiaries, the principal of and accrued and unpaid interest on the 2014 Notes will become immediately due and payable without any declaration or other act on the part of the Trustee or any holder.

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

We incurred costs of approximately $5.5 million associated with the issuance of the 2014 Notes. The amount includes an underwriting fee of approximately $4.3 million. We capitalized the costs and are amortizing them to interest expense over the term of the 2014 Notes.

At December 31, 2009, we complied with applicable financial covenants related to the senior notes.

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

BWAY is the borrower of the U.S. term loan and only BWAY can borrow on the U.S. revolver. ICL is the borrower of the Canadian term loan and only ICL can borrow on the Canadian revolver. ICL can draw on the Canadian revolver in either U.S. dollars or Canadian dollars.

The term loans mature on July 17, 2013 and the revolving credit facilities mature on July 17, 2012.

The term loans are subject to scheduled quarterly repayments. Voluntary prepayments or mandatory repayments may offset scheduled repayments. In December 2009, we made a $5.0 million mandatory repayment on the U.S. term loan and a $1.6 million mandatory repayment on the Canadian term loan. These mandatory repayments offset the scheduled quarterly repayments for 2010. Scheduled quarterly repayments of approximately $0.4 million on the U.S. term loan and approximately $0.1 million on the Canadian term loan will resume in December 2010 and continue through March 31, 2013. The remaining unpaid balance is due on the maturity date.

Amounts repaid on the term loans may not be re-borrowed. The mandatory repayments in December 2009 represented a portion of “excess cash flow,” as defined in the credit agreement, from 2009.

Interest accrues on the term loans at a variable base rate plus a fixed margin. At December 31, 2009, the effective interest rate was approximately 2.1% on outstanding U.S. loan borrowings and approximately 2.5% on outstanding Canadian term loan borrowings.

Interest on outstanding revolving credit facility borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. At December 31, 2009, we had $5.4 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.6 million. At December 31, 2009, we had $0.2 million in standby letter of credit commitments that reduced the amount available to borrow under the Canadian revolver to $4.8 million.

BHC and each of our U.S. subsidiaries have guaranteed the U.S. term loan and U.S. revolver, each of which is secured by substantially all the U.S. assets of BWAY and the assets of BHC. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are 100% owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian term loan and Canadian revolver, each of which is secured by all of the assets of ICL.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. The credit agreement limits the amount of capital expenditures we may expend annually, and we may be required to make mandatory repayments of the term loans based on “excess cash flow.”

We are required to maintain a minimum “consolidated interest coverage ratio,” as defined in the credit agreement, and we may not exceed a maximum “consolidated total leverage ratio,” as defined in the credit agreement. These ratios are calculated using “consolidated EBITDA,” which, as defined in the credit agreement, permits certain adjustments including cash restructuring charges. However, these adjustments, including cash restructuring charges, may be limited over a certain period or in total.

The required minimum consolidated interest coverage ratio we must maintain is 3.05, and the maximum consolidated total leverage ratio we cannot exceed is 3.55. These ratios are determined at the end of each quarter for the twelve-month period then ended.

The covenants contained in the credit agreement, including the ratios discussed above, are subject to a number of important limitations and exceptions. At December 31, 2009, we complied with all applicable financial covenants contained in the credit agreement.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $12.7 million related to the 2014 Notes and our credit facility. We amortize these costs to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. At December 31, 2009 and September 27, 2009, approximately $8.2 million and $8.7 million, respectively, of deferred costs remained unamortized. We record deferred debt issuance costs in “other assets” on the unaudited condensed consolidated balance sheets.

8.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations at December 31, 2009 and September 27, 2009 were:

($ in millions)

	December 31, 2009	September 27, 2009
Employee benefit obligation liabilities
Defined benefit pension plan	$13.9	$14.0
Retiree medical and other postretirement benefits	7.6	7.5
Deferred compensation	6.4	6.3

Total employee benefit obligation liabilities	$27.9	$27.8

Employee benefit obligations recorded in other current liabilities at December 31, 2009 and September 27, 2009 were approximately $1.2 million. Employee benefit obligations recorded in other liabilities at December 31, 2009 and September 27, 2009 were approximately $26.7 million and $26.6 million, respectively.

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three months ended December 31, 2009 and December 28, 2008 were:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Defined benefit pension plan
Interest cost	$0.4	$0.2
Expected return on plan assets	(0.3)	(0.1)
Amortization of actuarial loss	0.1	—

	0.2	0.1

Other benefits
Interest cost	0.1	0.1

Total net periodic benefit cost	$0.3	$0.2

Multiemployer Pension Liabilities

We had accrued pension withdrawal liabilities of $3.6 million at December 31, 2009 and $3.7 million at September 27, 2009 related to multiemployer pension plans that covered certain union employees at the Franklin Park, Illinois facility, which we closed in 2008 (see Note 9, “Restructuring.”)

9.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of September 27, 2009 and December 31, 2009 and the change in the liabilities during the three months ended December 31, 2009 were:

($ in millions)

	Balance, September 27, 2009	Additions	Expenditures	Balance, December 31, 2009
Plastic packaging segment
Severance and benefit costs	$—	$—	$—	$—
Facility closure costs	0.7	0.1	(0.1)	0.7

Total plastic packaging segment restructuring liability	0.7	0.1	(0.1)	0.7

Metal packaging segment
Severance and benefit costs	1.5	0.6	(0.6)	1.5
Pension withdrawal liabilities	3.7	—	(0.1)	3.6
Facility closure costs	1.3	1.0	(0.5)	1.8

Total metal packaging segment restructuring liability	6.5	1.6	(1.2)	6.9

Corporate unallocated
Severance and benefit costs	1.3	0.1	(0.6)	0.8
Relocation and closure costs	—	0.2	(0.2)	—

Total corporate unallocated restructuring liability	1.3	0.3	(0.8)	0.8

Total restructuring liabilities	$8.5	$2.0	$(2.1)	$8.4

Excluding $3.6 million and $3.5 million of the pension withdrawal liabilities included in other liabilities at September 27, 2009 and December 31, 2009, respectively, restructuring liabilities are included in other current liabilities.

Division Consolidation

In May 2009, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the change in the operating structure change will increase management efficiency and lower overhead expenses in support of its continued efforts to reduce our overall cost base. Under the plan, we closed our divisional offices, eliminated approximately 25 salaried positions and relocated approximately 20 salaried positions.

We estimate the plan will result in restructuring expenses of approximately $3.1 million, consisting of approximately $1.6 million for severance and benefits, approximately $1.3 million for employee relocations and approximately $0.2 million for other associated costs. We recognized approximately $2.4 million of the estimated expenses in fiscal 2009. In the first quarter of 2010, we recognized approximately $0.1 million for severance and benefits and approximately $0.2 million for employee relocation expenses. We expect to recognize the remaining expenses in remainder of 2010.

Other Initiatives

In 2008, in connection with our on-going productivity and cost-savings initiatives, we closed manufacturing facilities in Franklin Park, Illinois (“Franklin Park”) and Cleveland, Ohio (“Cleveland”). Although operations have ceased at the facilities, we will continue to incur certain holding costs until the facility leases expire. The restructuring plans for Franklin Park and Cleveland are discussed in further detail in Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Central Can. In conjunction with the Central Can acquisition in 2009, management committed to a plan close our Brampton, Ontario and Kilbourn manufacturing facilities. Kilbourn is located in Chicago, Illinois. We will consolidate the facilities into the acquired Central Can facility. We recorded a reorganization liability in purchase accounting of approximately $1.2 million for severance and benefits for the elimination of redundant positions at Central Can.

In the first quarter of 2010, we recorded restructuring expenses related to Brampton of $0.8 million for severance and benefits for eliminated positions and $0.7 million for leasehold, shutdown and holding costs. In the remainder of 2010, we expect to record restructuring expenses of approximately $1.5 million.

In addition to the above costs, we recorded additional depreciation related to long-lived assets that will be taken out of service. We recorded additional depreciation of $0.6 million in 2009 and $1.1 million in the first quarter of 2010, and we expect to record an additional $1.7 million in remainder of 2010.

10.	STOCKHOLDERS’ EQUITY

Net Income per Share

Net income per share for the three months ended December 31, 2009 and December 28, 2008 was:

($ in millions, except per share amounts)

	Three Months Ended
	December 31, 2009	December 28, 2008
Net income (loss)	$0.8	$(2.7)
Basic net income (loss) per share
Weighted-average number of shares outstanding (000s)	22,219	21,865

Basic net income per share	$0.04	$(0.13)

Diluted net income (loss) per share
Weighted-average number of shares outstanding (000s)	22,219	21,865
Dilutive effect of stock options (000s)	2,020	—

Weighted-average number of shares outstanding assuming dilution (000s)	24,239	21,865

Diluted net income (loss) per share	$0.03	$(0.13)

For the three months ended December 31, 2009 and December 28, 2008, approximately 1.4 million and 5.4 million, respectively, of outstanding stock options were not included in the diluted net income (loss) per share calculation because the options were out-of-the-money, unvested with vesting based on an unachieved market condition or to do so would have been anti-dilutive.

Comprehensive Income (Loss) Information

The components of comprehensive income for the three months ended December 31, 2009 and December 28, 2008 were:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Comprehensive income (loss)
Net income (loss)	$0.8	$(2.7)
Foreign currency translation adjustments	0.9	(4.1)

Comprehensive income (loss)	$1.7	$(6.8)

The components of accumulated other comprehensive loss as of September 27, 2009 and December 31, 2009 and the change during the period were:

($ in millions)

	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 27, 2009	$(4.6)	$0.8	$(3.8)
Change	—	0.9	0.9

Balance, December 31, 2009	$(4.6)	$1.7	$(2.9)

11.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

We describe our share-based compensation plans in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first three months of 2010, we granted options to acquire 30,000 shares of BHC common stock. The options vest in three equal tranches beginning on each of the first three anniversaries of the grant date. In the first three months of 2010, we awarded 15,140 shares of BHC restricted common stock to our independent directors. We awarded the restricted stock awards pursuant to our independent director compensation policy. The restricted stock will vest on September 30, 2010. At December 31, 2009, there were 1,325,063 shares available for grant under our share-based compensation plans.

The weighted-average grant date fair value for options granted during the first three months of 2010 was $7.98 per share subject to option. We calculate grant date fair value based on the Black-Scholes Model with the following assumptions: (i) no dividend yield on BHC’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 2.5%; and (iv) an expected option term of 6.0 years. We estimated the expected option term using the simplified method for plain vanilla options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Stock-Based Compensation Expense

Stock-based compensation expense in the statement of operations for the three months ended December 31, 2009 and December 28, 2008 was as follows:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Stock-based compensation expense (a)
Cost of products sold (excluding depreciation and amortization) (b)	$0.1	$0.2
Selling and administrative expense (c)	—	0.7

Total stock-based compensation expense	$0.1	$0.9

(a)	Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 13, “Business Segments.”
(b)	In the three months ended December 28, 2008, stock-based compensation expense included $0.2 million related to exit options with vesting conditions that were modified at the June 2007 initial public offering.
(c)	In the three months ended December 31, 2009 and December 28, 2008, stock-based compensation expense included $(0.2) million and $0.7 million related to exit options with vesting conditions that were modified at the June 2007 initial public offering. The credit in the three months ended December 31, 2009 related to the reversal of previously recognized stock-based compensation expense due to the forfeiture of unvested options during the quarter.

12.	COMMITMENTS AND CONTINGENCIES

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. At December 31, 2009 and September 27, 2009, we had accrued approximately $0.3 million in other current liabilities related to environmental liabilities, including those amounts noted above. These accruals are estimates and future expenditures may exceed these amounts.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were $6.2 million at December 31, 2009 and $6.7 million at September 27, 2009.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” above. We had accrued liabilities relating to pending litigation matters, including lead paint litigation, of approximately $2.4 million at December 31, 2009 and $2.3 million at September 27, 2009.

We discuss lead paint litigation under “Litigation– Lead Paint Litigation” in Note 17, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Letters of Credit

At December 31, 2009, a bank had issued $5.6 million of standby letters of credit on our behalf, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At December 31, 2009, approximately 31% of our hourly workforce was covered by eight separate collective bargaining agreements. One of the collective bargaining agreements, representing approximately 10% of our unionized workforce, will become amendable in 2010.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

13.	BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 18, “Business Segments,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

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

In the periods presented, there were no significant inter-segment sales. Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as segment gross profit (excluding depreciation and amortization) less selling expenses (Segment Earnings).

The following tables set forth certain financial information attributable to our business segments for the three months ended December 31, 2009 and December 28, 2008:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Net sales
Metal packaging	$143.1	$130.9
Plastic packaging	75.9	81.6

Consolidated net sales	$219.0	$212.5

Income (loss) before income taxes
Segment earnings
Metal packaging	$20.4	$11.5
Plastic packaging	9.8	6.8

Segment earnings	30.2	18.3

Expenses not distributed to segments
Corporate undistributed expenses	3.8	3.5
Depreciation and amortization (summarized below)	13.7	11.1
Restructuring	2.0	0.7
Interest, net	8.9	8.2
Business acquisition costs	0.5	—
Other	0.4	(0.8)

Total expenses not distributed to segments	29.3	22.7

Consolidated income (loss) before income taxes	$0.9	$(4.4)

Depreciation and amortization
Metal packaging	$6.7	$5.4
Plastic packaging	6.6	5.4

Segment depreciation and amortization	13.3	10.8
Corporate	0.4	0.3

Consolidated depreciation and amortization	$13.7	$11.1

The following table sets forth total assets attributable to our business segments as of December 31, 2009 and September 27, 2009:

($ in millions)

	December 31, 2009	September 27, 2009
Total assets
Metal packaging	$342.7	$336.0
Plastic packaging	319.9	290.0

Segment total assets	662.6	626.0
Corporate	159.3	229.5

Total assets	$821.9	$855.5

The following table sets forth percentage of net sales by customer geographic location for the three months ended December 31, 2009 and December 28, 2008:

($ in millions)

	Three Months Ended
	December 31, 2009	December 28, 2008
Consolidated net sales
United States	92%	91%
Canada	8	8
Other	—	1

Total	100%	100%

Metal packaging net sales
United States	93%	93%
Canada	6	6
Other	1	1

Total	100%	100%

Plastic packaging net sales
United States	89%	89%
Canada	11	11
Other	—	—

Total	100%	100%

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The 2014 Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2009 and September 27, 2009, and for the three months ended December 31, 2009 and December 28, 2008. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we believe the statements would not provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5.5	$4.4	$6.9	$—	$16.8
Accounts receivable, net	58.9	35.8	6.6	—	101.3
Inventories, net	68.3	30.7	4.1	—	103.1
Other current assets	49.3	4.3	2.5	(37.6)	18.5

Total current assets	182.0	75.2	20.1	(37.6)	239.7

Property, plant and equipment, net	83.5	77.3	6.8	—	167.6
Goodwill	125.3	107.2	32.7	—	265.2
Other intangible assets, net	44.6	73.0	21.2	—	138.8
Other assets	9.4	0.6	0.6	—	10.6
Intercompany	—	115.6	—	(115.6)	—
Investment in subsidiaries	321.9	25.3	—	(347.2)	—

Total assets	$766.7	$474.2	$81.4	$(500.4)	$821.9

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$43.9	$36.5	$5.6	$—	$86.0
Other current liabilities	31.7	46.9	2.1	(37.6)	43.1
Current portion of long-term debt	0.4	—	0.1	—	0.5

Total current liabilities	76.0	83.4	7.8	(37.6)	129.6

Long-term debt	351.4	—	46.5	—	397.9
Deferred tax liabilities	10.8	34.5	1.2	—	46.5
Intercompany	102.7	12.5	0.4	(115.6)	—
Other liabilities	24.9	21.9	0.2	—	47.0

Total liabilities	565.8	152.3	56.1	(153.2)	621.0

Stockholder’s equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	145.5	261.5	19.6	(281.1)	145.5
Retained earnings	58.3	61.8	4.0	(65.8)	58.3
Accumulated other comprehensive (loss) income	(2.9)	(1.4)	1.7	(0.3)	(2.9)

Total stockholder’s equity	200.9	321.9	25.3	(347.2)	200.9

Total liabilities and stockholder’s equity	$766.7	$474.2	$81.4	$(500.4)	$821.9

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 27, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$58.0	$21.7	$9.0	$—	$88.7
Accounts receivable, net	58.5	38.1	7.2	—	103.8
Inventories, net	59.8	22.7	4.5	—	87.0
Other current assets	43.2	4.1	0.6	(32.3)	15.6

Total current assets	219.5	86.6	21.3	(32.3)	295.1

Property, plant and equipment, net	73.3	79.7	7.9	—	160.9
Goodwill	120.3	107.1	31.6	—	259.0
Other intangible assets, net	33.6	74.7	21.1	—	129.4
Other assets	9.9	0.5	0.7	—	11.1
Intercompany	—	93.6	—	(93.6)	—
Investment in subsidiaries	320.7	26.7	—	(347.4)	—

Total assets	$777.3	$468.9	$82.6	$(473.3)	$855.5

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$56.9	$35.0	$6.1	$—	$98.0
Other current liabilities	47.1	47.2	1.3	(32.3)	63.3
Current portion of long-term debt	5.0	—	1.5	—	6.5

Total current liabilities	109.0	82.2	8.9	(32.3)	167.8

Long-term debt	350.8	—	45.0	—	395.8
Deferred tax liabilities	10.9	34.5	1.1	—	46.5
Intercompany	83.5	9.5	0.6	(93.6)	—
Other liabilities	24.8	22.1	0.2	—	47.1

Total liabilities	579.0	148.3	55.8	(125.9)	657.2

Stockholder’s equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	144.6	261.4	19.6	(281.0)	144.6
Retained earnings	57.5	61.6	6.4	(68.0)	57.5
Accumulated other comprehensive (loss) income	(3.8)	(2.4)	0.8	1.6	(3.8)

Total stockholder’s equity	198.3	320.6	26.8	(347.4)	198.3

Total liabilities and stockholder’s equity	$777.3	$468.9	$82.6	$(473.3)	$855.5

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 31, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$134.8	$76.5	$11.4	$(3.7)	$219.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	113.8	66.2	10.6	(3.7)	186.9

Depreciation and amortization	5.6	5.9	2.2	—	13.7
Selling and administrative	5.3	0.2	0.2	—	5.7
Restructuring	0.3	0.1	1.6	—	2.0
Interest, net	8.4	0.1	0.4	—	8.9
Other	0.9	(0.1)	0.1	—	0.9

Total costs and expenses	134.3	72.4	15.1	(3.7)	218.1

Income (loss) before income taxes	0.5	4.1	(3.7)	—	0.9
Provision for (benefit from) income taxes	—	1.4	(1.3)	—	0.1
Equity in income (loss) of subsidiaries	0.3	(2.4)	—	2.1	—

Net income	$0.8	$0.3	$(2.4)	$2.1	$0.8

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$126.6	$72.3	$13.6	$—	$212.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	116.2	64.1	11.9	(0.1)	192.1

Depreciation and amortization	5.2	5.0	0.9	—	11.1
Selling and administrative	4.7	0.7	0.2	—	5.6
Restructuring	0.4	0.3	—	—	0.7
Interest, net	7.6	—	0.6	—	8.2
Other	0.2	(0.1)	(1.0)	0.1	(0.8)

Total costs and expenses	134.3	70.0	12.6	—	216.9

(Loss) income before income taxes	(7.7)	2.3	1.0	—	(4.4)
(Benefit from) provision for income taxes	(2.8)	0.7	0.4	—	(1.7)
Equity in income of subsidiaries	2.2	0.6	—	(2.8)	—

Net (loss) income	$(2.7)	$2.2	$0.6	$(2.8)	$(2.7)

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 31, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$6.2	$(33.8)	$(0.5)	$—	$(28.1)

Cash flows from investing activities
Capital expenditures	(3.1)	(2.1)	(0.3)	—	(5.5)
Business acquisitions	(32.3)	—	—	—	(32.3)
Change in intercompany	—	18.7	—	(18.7)	—

Net cash used in investing activities	(35.4)	16.6	(0.3)	(18.7)	(37.8)

Cash flows from financing activities
Repayments of other long-term debt	(5.0)	—	(1.6)	—	(6.6)
Change in intercompany	(18.7)	—	—	18.7	—
Other	0.4	(0.1)	—	—	0.3

Net cash used in financing activities	(23.3)	(0.1)	(1.6)	18.7	(6.3)

Effect of exchange rate changes on cash flows	—	—	0.3	—	0.3

Net decrease in cash and cash equivalents	(52.5)	(17.3)	(2.1)	—	(71.9)

Cash and cash equivalents, beginning of period	58.0	21.7	9.0	—	88.7

Cash and cash equivalents, end of period	$5.5	$4.4	$6.9	$—	$16.8

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 28, 2008

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34.5)	$(10.4)	$—	$—	$(44.9)

Cash flows from investing activities
Capital expenditures	(2.0)	(1.1)	(0.3)	—	(3.4)
Change in intercompany	—	11.1	(0.5)	(10.6)	—

Net cash used in investing activities	(2.0)	10.0	(0.8)	(10.6)	(3.4)

Cash flows from financing activities
Repayments of other long-term debt	(14.4)	—	(3.7)	—	(18.1)
Borrowings of revolving credit facility	—	—	1.2	—	1.2
Change in intercompany	(10.6)	—	—	10.6	—

Net cash used in financing activities	(25.0)	—	(2.5)	10.6	(16.9)

Effect of exchange rate changes on cash flows	—	—	(1.4)	—	(1.4)

Net decrease in cash and cash equivalents	(61.5)	(0.4)	(4.7)	—	(66.6)

Cash and cash equivalents, beginning of period	78.3	5.3	8.5	—	92.1

Cash and cash equivalents, end of period	$16.8	$4.9	$3.8	$—	$25.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion and analysis, we refer to fiscal periods in this discussion and analysis unless otherwise indicated. Fiscal year 2009 ended September 27, 2009 and fiscal 2010 will end September 30, 2010. The first quarter of fiscal 2010 ended December 31, 2009 and the first quarter of 2009 ended December 28, 2008.

In addition, in our discussion of results of operations, we discuss gross margin, gross margin percentage and segment earnings. We define gross margin as net sales less cost of products sold, which excludes depreciation and amortization. We define gross margin percentage as gross margin divided by net sales. We define segment earnings as segment net sales less segment cost of products sold and segment related selling expenses. Segment cost of products sold also excludes segment depreciation and amortization.

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

Factors Affecting Our Results of Operations

For a discussion of factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report.

In the fourth quarter of fiscal 2009, we acquired Central Can. On October 23, 2009, in the first quarter of 2010, we acquired the Ball Plastics business. In this discussion and analysis, we refer to these acquisitions as the “recent acquisitions.” We discuss the recent acquisitions under “Recent Acquisitions” in Note 1, “General,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Overview

Principal changes in our results of operations for the three months ended December 31, 2009 (the first quarter of 2010) as compared to the three months ended December 28, 2008 (the first quarter of 2009) (each, the first quarter) were these:

•

Consolidated net sales increased 3.1% to $219.0 million and gross margin percentage increased to 14.7% from 9.6%. Excluding the impact of the recent acquisitions, consolidated net sales decreased 6.2%. The condition of the general economy continued to affect net sales in the first quarter of 2010.

•

Metal packaging net sales increased 9.3% to $143.1 million and gross margin percentage increased to 15.1% from 9.8%. Excluding the impact of the recent acquisitions, metal packaging net sales increased 0.7%.

•

Plastic packaging net sales decreased 7.0% to $75.9 million and gross margin percentage increased to 14.0% from 9.6%. Excluding the impact of the recent acquisitions, plastic packaging net sales decreased 17.3%.

•

Consolidated net sales declined approximately 4% due to volume, metal packaging net sales declined approximately 6% due to volume and plastic packaging net sales declined approximately 2% due to volume, each excluding volume related to the recent acquisitions. The negative effect of lower volume on net sales has decreased from fiscal 2009, as markets appear to be recovering from the general economic slowdown.

•

Gross margin as a percentage of net sales continues to benefit from changes in selling price relative to changes in the cost of raw materials and from lower costs associated with our cost reduction and productivity initiatives.

•

In the first quarter of 2010, we closed our manufacturing facility in Brampton, Ontario. We recorded restructuring expense of $1.5 million for severance, lease costs and shutdown expenses related to the Brampton closure. In the first quarter of 2010, we also recorded restructuring expense of $0.3 million related to our “one company” management consolidation initiative implemented in the third quarter of 2009.

Results of Operations

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We describe our business segments in Note 13, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

The following tables set forth changes in our statements of operations for the three months ended December 31, 2009 (First Quarter 2010) and December 28, 2008 (First Quarter 2009).

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Net sales	$219.0	$212.5	3.1%
Cost of products sold (excluding depreciation and amortization)	186.9	192.1	(2.7)

Gross margin	32.1	20.4	57.4

Depreciation and amortization	13.7	11.1	23.4
Selling and administrative expense	5.7	5.6	1.8
Restructuring expense	2.0	0.7	NM
Interest expense, net	8.9	8.2	8.5
Business acquisition costs	0.5	—	NM
Other	0.4	(0.8)	NM

Income (loss) before income taxes	0.9	(4.4)	120.5
Provision for (benefit from) income taxes	0.1	(1.7)	105.9

Net income (loss)	$0.8	$(2.7)	129.6%

NM – Not Meaningful

Net Sales

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Net sales by segment
Metal packaging	$143.1	$130.9	9.3%
Plastic packaging	75.9	81.6	(7.0)

Consolidated net sales	$219.0	$212.5	3.1%

In 2010, the recent acquisitions contributed $11.3 million to metal packaging net sales. Excluding the impact of the recent acquisitions, segment net sales increased 0.7%. The increase was primarily due to higher selling prices, related to the pass-through of higher raw material costs, largely offset by a volume decline of approximately 6%.

In 2010, the recent acquisitions contributed $8.4 million to plastic packaging net sales. Excluding the impact of the recent acquisitions, segment net sales decreased 17.3%. The decrease was primarily due to lower selling prices, related to the pass-through of lower raw material costs, and a volume decline of approximately 2%.

Volume declines in 2010 were primarily due to lower demand. Lower demand for our customers’ products generally affects our customers’ demand for packaging. The weak overall general economic environment continues to adversely affect demand.

Cost of Products Sold and Gross Margin

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Cost of products sold by segment
Metal packaging	$121.5	$118.1	2.9%
Plastic packaging	65.3	73.8	(11.5)

Segment CPS	186.8	191.9	(2.7)
Corporate undistributed expenses	0.1	0.2	(50.0)

Consolidated CPS	$186.9	$192.1	(2.7)%

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Gross margin by segment
Metal packaging	$21.6	$12.8	68.8%
Plastic packaging	10.6	7.8	35.9

Segment gross margin	32.2	20.6	56.3
Corporate undistributed expenses	(0.1)	(0.2)	(50.0)

Consolidated gross margin	$32.1	$20.4	57.4%

Gross margin percentage
Metal packaging	15.1%	9.8%
Plastic packaging	14.0%	9.6%
Consolidated	14.7%	9.6%

In 2010, higher sales associated with the recent acquisitions contributed to an increase in metal packaging and plastic packaging cost of products sold. Excluding this impact, segment cost of products sold decreased, in part, due to declines in sales volume. We continue to be able to offset the impact of volume declines on gross margin percentages through lower costs from our cost reduction and productivity initiatives. We have been able to offset the impact of volume declines for metal packaging through changes in selling prices relative to the pass through of changes in raw material costs.

Depreciation and Amortization

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Depreciation and amortization by segment
Metal packaging	$6.7	$5.4	24.1%
Plastic packaging	6.6	5.4	22.2

Segment depreciation and amortization	13.3	10.8	23.1
Corporate undistributed expenses	0.4	0.3	33.3

Consolidated depreciation and amortization	$13.7	$11.1	23.4%

In 2010, the recent acquisitions were responsible for $0.6 million and $1.0 million of segment depreciation and amortization for metal packaging and plastic packaging, respectively. In 2010, metal packaging also included $1.1 million of additional depreciation associated with the closure of our Brampton facility. Excluding these changes, consolidated depreciation and amortization expense decreased 0.9%.

Selling and Administrative Expense

($ in millions)

	First Quarter 2010	First Quarter 2009	Percentage Change
Selling and administrative expense by segment
Metal packaging	$1.2	$1.3	(7.7)%
Plastic packaging	0.8	1.0	(20.0)

Segment selling and administrative expense	2.0	2.3	(13.0)
Corporate undistributed expenses	3.7	3.3	12.1

Consolidated selling and administrative expense	$5.7	$5.6	1.8%

The decrease in segment selling and administrative expenses is primarily due to reduced spending related to cost reduction initiatives.

In 2010 and 2009, corporate undistributed selling and administrative expenses included stock-based compensation expense of $(0.2) million and $0.7 million related to options modified in 2007. Excluding the impact of this stock-based compensation, corporate undistributed expenses increased $1.2 million from 2009 primarily related to higher professional fees and higher performance based bonus expense. See “Stock-Based Compensation Expense“ under Note 11, “Share-Based Compensation,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Restructuring Expense

In the third quarter of 2009, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. In the first quarter of 2010, we recorded $0.3 million related to the plan for severance and relocation expenses.

Restructuring expense in the first quarter of 2009 primarily related to severance and facility shutdown costs associated with initiatives implemented in the second half of 2008 involving the closure of our Franklin Park and Cleveland and the elimination of certain redundant positions.

See Note 9, “Restructuring,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Interest, Other and Income Taxes

Interest expense, net. Interest expense, net, increased 8.5% to $8.9 million in the first quarter of 2010 primarily due to the refinancing of our senior notes in April 2009. Interest expense in 2010 increased $1.8 million (including $1.1 million of debt discount amortization) over 2009 due to the refinanced senior notes. Excluding the impact of the refinanced notes, interest expense, net, decreased 13.4% primarily due to lower interest rates and lower average outstanding borrowings on our variable rate debt. See “Senior Subordinated Debt” under Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report for further information on the refinancing of the senior notes.

Business acquisition costs. The amount represents acquisition expenses related to the Ball Plastics acquisition. New accounting guidance effective for us at the beginning of 2010 no longer permits the capitalization of transaction costs and expenses related to the completion of a successful business combination.

Other. In 2009, other included realized foreign exchange gains of approximately $1.0 million as the U.S. dollar strengthened against the Canadian dollar.

Provision for income taxes. The provision for income taxes in 2010 was $0.1 million for an effective tax rate of approximately 11% as compared to a benefit from income taxes in 2009 of $1.7 million for an effective tax rate of approximately 38%. Refunds of certain state income taxes of $0.2 million in the first quarter of 2010 affected the reduction of the effective tax rate in the quarter. We expect the full-year effective tax rate to normalize to approximately 36%.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” of the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of December 31, 2009.

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

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. At December 31, 2009, we complied with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends between BWAY and BHC.

At December 31, 2009, BWAY had $44.6 million and ICL had $4.8 million available under revolving credit facilities. At December 31, 2009, we had $16.8 million of cash on hand.

In December 2009, we made a mandatory excess cash flow repayment of $6.6 million of the term loans. Because of the mandatory repayment, there are no scheduled quarterly repayments due until December 2010. Scheduled quarterly repayments will be approximately $0.5 million and will continue through March 2013. The remaining balance will be due at maturity.

At December 31, 2009, we had outstanding borrowings of $195.3 million that were subject to variable interest rates at a weighted-average borrowing rate of 2.2%.

In 2010, we expect capital expenditures of approximately $26.0 million to $28.0 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the three months ended December 31, 2009 (2010) and December 28, 2008 (2009):

($ in millions)

	2010	2009	Percentage Change
Cash used in operating activities	$(28.1)	$(44.9)	(37.4)%
Cash used in investing activities	(37.8)	(3.4)	NM
Cash used in financing activities	(6.3)	(16.9)	(62.7)
Effect of exchange rate changes	0.3	(1.4)	(121.4)

Net decrease in cash and cash equivalents	$(71.9)	$(66.6)	8.0%

Cash and cash equivalents, end of period	$16.8	$25.5	(34.1)%

NM – Not Meaningful

Operating Activities

Cash used in operating activities decreased $16.8 million in the first three months of 2010 compared to cash used in operating activities in the first three months of 2009. The decrease is primarily due to a decrease in cash used for primary working capital (accounts receivable plus inventories less accounts payable).

Cash used in operating activities for primary working capital was approximately $21.1 million in the first three months of 2010 compared to approximately $45.5 million in the first three months of 2009. The decrease in use of cash for primary working capital is primarily due to a use of cash to lower accounts payable in the first quarter of 2009 primarily related to the timing of disbursements at the end of the quarter.

Investing Activities

Cash used in investing activities increased $34.4 million in the first three months of 2010 as compared to the first three months of 2009. We used $32.3 million of cash in 2010 to acquire Ball Plastics. Capital expenditures in the first three months of 2010 increased $2.1 million. Capital expenditures increased primarily due to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities

Cash used in financing activities decreased $10.6 million in the first three months of 2010 as compared to the first three months of 2009. The decrease is primarily due to lower repayments of the term loan. Our mandatory excess cash flow repayment related to 2009 was $6.6 million in the first quarter of 2010 compared to $17.6 million related to 2008 paid in the first quarter of 2009. The excess cash flow repayment decreased because the credit agreement allows the use of cash for permitted acquisitions to offset excess cash. In the fourth quarter of 2009, we used $27.7 million to acquire Central Can.

In the first three months of 2010, long-term debt outstanding, including the current portion, decreased $3.9 million to $398.4 million at December 31, 2009. The decrease was due to debt repayments of $6.6 million offset by changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes of $1.6 million and the amortization of the debt discount related to the 2014 notes of $1.1 million. We use cash generated by our Canadian operations to service the Canadian dollar denominated debt.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. Our credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At December 31, 2009, we had borrowings of $195.3 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

Foreign Exchange

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first three months of 2010 and 2009, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars, which we generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant exchange rate risk.

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

For an additional discussion of changes in steel and plastic resin costs and their impact on selling prices, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors Affecting Our Results of Operations” of the Annual Report.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” of the Annual Report. Our critical accounting policies have not changed since September 27, 2009.

Off-Balance Sheet Arrangements

At December 31, 2009, a bank had issued $5.6 million of standby letters of credit on our behalf, primarily in favor of our workers’ compensation insurers. Other than these standby letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

At December 31, 2009, the nature of our contractual obligations, as presented in the Annual Report, had not materially changed. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Contractual Obligations and Commercial Commitments” of the Annual Report.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 12, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which we incorporate herein by reference.

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

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of the Company were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We had accrued liabilities relating to pending litigation matters of $2.4 million at December 31, 2009 and $2.3 million at September 27, 2009.

There have been no material changes to the legal proceedings disclosed in the Annual Report, except as noted below.

On January 28, 2010, an additional lead paint personal injury case was filed against our subsidiary, Armstrong Containers, Inc., as well as other defendants, in the United States District Court for the Eastern District of Wisconsin. The case is captioned Cesar Sifuentes, Minor, by his Guardian ad litem, Susan M. Gramling v. American Cyanamid Co. et al.; Case No. 10-C-0075. This case is substantially similar to the other lead paint cases previously disclosed.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to substantial risks, uncertainties and assumptions. You should not place reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this document, you should understand that these statements are not guarantees of performance or results. Many factors could affect our actual performance and results and could cause actual results to differ materially from those expressed in the forward-looking statements. Please refer to our Form 10-K filing for the fiscal year ended September 27, 2009, and our other filings with the United States Securities and Exchange Commission, for a discussion of other factors that may affect future performance or results.

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

BWAY Holding Company

(Registrant)

Date: February 9, 2010	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2010	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

BWAY Corporation

(Registrant)

Date: February 9, 2010	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2010	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)