Form 10-Q
period 2010-03-31
BWAY CORP; BWAY Holding CO
filed 2010-05-07
CIK 943897, 1392179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2010

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

Registrant	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☑	☐	☐
BWAY Corporation	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Registrant
BWAY Holding Company	☐	Yes	☑ No
BWAY Corporation	☐	Yes	☑ No

Registrant	Description of Common Stock	Shares Outstanding as of May 6, 2010
BWAY Holding Company	Par Value $0.01 per share	22,414,505
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

($ in millions, except par value)

	March 31, 2010	September 27, 2009
Assets
Current assets
Cash and cash equivalents	$39.3	$88.7
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	131.2	103.8
Inventories, net	107.8	87.0
Other current assets	24.4	15.6

Total current assets	302.7	295.1

Property, plant and equipment, net	166.0	160.9
Goodwill	272.1	259.0
Other intangible assets, net	130.3	129.4
Other assets	10.1	11.1

Total assets	$881.2	$855.5

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$123.4	$98.0
Other current liabilities	54.0	63.3
Current portion of long-term debt	1.0	6.5

Total current liabilities	178.4	167.8

Long-term debt	399.9	395.8
Deferred tax liabilities	46.5	46.5
Other liabilities	48.5	47.1

Total liabilities	673.3	657.2

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 22,414,505 and 22,198,718 shares issued and outstanding	0.2	0.2
Additional paid-in capital	140.5	137.9
Retained earnings	69.2	64.0
Accumulated other comprehensive loss	(2.0)	(3.8)

Total stockholders’ equity	207.9	198.3

Total liabilities and stockholders’ equity	$881.2	$855.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Net sales	$248.0	$206.1	$467.0	$418.6

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	207.9	166.7	394.8	358.8
Depreciation and amortization	13.1	10.8	26.8	21.9
Selling and administrative	5.0	6.4	10.7	12.0
Restructuring	0.7	0.7	2.7	1.4
Interest, net	8.8	7.4	17.7	15.6
Merger transaction costs	5.0	—	5.0	—
Business acquisition costs	—	—	0.5	—
Other	0.4	0.2	0.8	(0.6)

Total costs and expenses	240.9	192.2	459.0	409.1

Income before income taxes	7.1	13.9	8.0	9.5

Provision for income taxes	2.7	5.2	2.8	3.5

Net income	$4.4	$8.7	$5.2	$6.0

Net income per share (Note 11)
Basic	$0.20	$0.40	$0.23	$0.27
Diluted	0.18	0.38	0.21	0.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

($ in millions)

	Six Months Ended
	March 31, 2010	March 29, 2009
Cash Flows from Operating Activities
Net income	$5.2	$6.0
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	18.9	14.5
Amortization of other intangible assets	7.9	7.4
Amortization of debt issuance costs	1.1	1.0
Accretion of debt discount	2.2	—
Credit from doubtful accounts	—	(0.5)
Gain on disposition of property, plant and equipment	(0.1)	—
Deferred income taxes	—	0.1
Stock-based compensation expense	0.4	1.2
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25.9)	14.0
Inventories	(17.1)	17.6
Accounts payable	24.0	(85.5)
Other assets	(2.2)	5.8
Accrued and other liabilities	(5.0)	(4.9)
Income taxes, net	(9.8)	2.3

Net cash used in operating activities	(0.4)	(21.0)

Cash Flows from Investing Activities
Capital expenditures	(12.4)	(6.7)
Business acquisitions	(32.3)	—
Other	0.2	—

Net cash used in investing activities	(44.5)	(6.7)

Cash Flows from Financing Activities
Repayments of other long-term debt	(6.6)	(18.1)
Principal repayments under capital lease obligations	(0.3)	(0.1)
Proceeds from stock option exercises	1.6	—
Excess tax benefit related to share-based payments	0.2	—

Net cash used in financing activities	(5.1)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.5)

Net decrease in cash and cash equivalents	(49.4)	(47.4)

Cash and cash equivalents, beginning of period	88.7	92.1

Cash and cash equivalents, end of period	$39.3	$44.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

($ in millions, except par value)

	March 31, 2010	September 27, 2009
Assets
Current assets
Cash and cash equivalents	$39.3	$88.7
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	131.2	103.8
Inventories, net	107.8	87.0
Other current assets	24.4	15.6

Total current assets	302.7	295.1

Property, plant and equipment, net	166.0	160.9
Goodwill	272.1	259.0
Other intangible assets, net	130.3	129.4
Other assets	10.1	11.1

Total assets	$881.2	$855.5

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$123.4	$98.0
Other current liabilities	54.0	63.3
Current portion of long-term debt	1.0	6.5

Total current liabilities	178.4	167.8

Long-term debt	399.9	395.8
Deferred tax liabilities	46.5	46.5
Other liabilities	48.5	47.1

Total liabilities	673.3	657.2

Commitments and contingencies (Note 13)

Stockholder’s equity
Preferred stock, $0.01 par value, 500 shares authorized	—	—
Common stock, $0.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	147.2	144.6
Retained earnings	62.7	57.5
Accumulated other comprehensive loss	(2.0)	(3.8)

Total stockholder’s equity	207.9	198.3

Total liabilities and stockholder’s equity	$881.2	$855.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

($ in millions)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Net sales	$248.0	$206.1	$467.0	$418.6

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	207.9	166.7	394.8	358.8
Depreciation and amortization	13.1	10.8	26.8	21.9
Selling and administrative	5.0	6.4	10.7	12.0
Restructuring	0.7	0.7	2.7	1.4
Interest, net	8.8	7.4	17.7	15.6
Merger transaction costs	5.0	—	5.0	—
Business acquisition costs	—	—	0.5	—
Other	0.4	0.2	0.8	(0.6)

Total costs and expenses	240.9	192.2	459.0	409.1

Income before income taxes	7.1	13.9	8.0	9.5

Provision for income taxes	2.7	5.2	2.8	3.5

Net income	$4.4	$8.7	$5.2	$6.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

($ in millions)

	Six Months Ended
	March 31, 2010	March 29, 2009
Cash Flows from Operating Activities
Net income	$5.2	$6.0
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	18.9	14.5
Amortization of other intangible assets	7.9	7.4
Amortization of debt issuance costs	1.1	1.0
Accretion of debt discount	2.2	—
Credit from doubtful accounts	—	(0.5)
Gain on disposition of property, plant and equipment	(0.1)	—
Deferred income taxes	—	0.1
Stock-based compensation expense	0.4	1.2
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25.9)	14.0
Inventories	(17.1)	17.6
Accounts payable	24.0	(85.5)
Other assets	(2.2)	5.8
Accrued and other liabilities	(5.0)	(4.9)
Income taxes, net	(9.8)	2.3

Net cash used in operating activities	(0.4)	(21.0)

Cash Flows from Investing Activities
Capital expenditures	(12.4)	(6.7)
Business acquisitions	(32.3)	—
Other	0.2	—

Net cash used in investing activities	(44.5)	(6.7)

Cash Flows from Financing Activities
Repayments of other long-term debt	(6.6)	(18.1)
Principal repayments under capital lease obligations	(0.3)	(0.1)
Proceeds from stock option exercises	1.6	—
Excess tax benefit related to share-based payments	0.2	—

Net cash used in financing activities	(5.1)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.5)

Net decrease in cash and cash equivalents	(49.4)	(47.4)

Cash and cash equivalents, beginning of period	88.7	92.1

Cash and cash equivalents, end of period	$39.3	$44.7

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

These notes are applicable equally to BHC and BWAY with the exception of “Net Income per Share” in Note 11, “Stockholders’ Equity,” which is applicable only to BHC and Note 15, “Supplemental Guarantor Subsidiaries Information,” which is applicable only to BWAY.

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

Beginning with fiscal 2010, our fiscal year ends on September 30. Prior to 2010, our fiscal year ended on the Sunday closest to September 30 (fiscal 2009 ended September 27, 2009). Our North America Packaging Corporation (NAMPAC) and ICL Industrial Containers ULC (ICL) subsidiaries have had and will continue to have a September 30 fiscal year end. Fiscal 2009 results of operations and cash flows for NAMPAC and ICL are included in the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2009 and fiscal 2009 year-end balances are as of September 30, 2009. In 2009, there were no significant or unusual transactions between the fiscal end and calendar end dates that were excluded from the consolidated financial statements.

Business and Segment Information

BHC is a holding company without independent operations. BWAY, the operating subsidiary of BHC, manufactures and distributes metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 14, “Business Segments”).

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

We recorded the acquired assets and assumed liabilities at fair value in accordance with applicable accounting guidance. We have allocated the purchase price based on our estimates of fair value. The results of operations for Ball Plastics are included in the consolidated financial statements from the acquisition date. Ball Plastics is included in our plastic packaging segment.

Our purchase price allocation for the fair value of assets acquired and liabilities assumed is summarized in the table below. Our initial accounting for the acquisition was incomplete for certain assets at December 31, 2009. We completed the accounting for those assets in the second quarter of 2010. The adjustments resulted in a $0.1 million increase in current assets, a $0.9 million decrease in the fair value of property, plant and equipment, a $5.3 million decrease in the fair value of customer relationship intangible and an increase in goodwill of $6.2 million (which also reflects an increase of $0.1 million related to current liabilities assumed). The impact of the adjustments on previously recognized depreciation and amortization expense was immaterial.

($ in millions)

Ball Plastics
Purchase price allocation
Current assets	$4.6
Property, plant and equipment	9.5
Intangible assets subject to amortization (customer relationships)	7.5
Goodwill	11.3

Total assets acquired	32.9

Current liabilities assumed	0.6

Purchase price	$32.3

We allocated the acquired goodwill and intangible assets to our plastic packaging segment. Goodwill related to this acquisition is deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships is approximately 16 years.

Central Can

In August 2009, we acquired Central Can Company, Inc. (Central Can) in a stock purchase transaction. Central Can, located in Chicago, Illinois, produces and sells rigid general line metal and plastic containers. We acquired the stock for approximately $27.7 million in cash, which was funded with available cash on hand. The Central Can purchase price allocation is preliminary and subject to completion.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in the Annual Report.

2.	AGREEMENT AND PLAN OF MERGER

The Merger

On March 28, 2010, BHC, Picasso Parent Company, Inc. (Picasso) and Picasso Merger Sub, Inc. (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, each outstanding share of BHC common stock (other than shares held by stockholders that properly exercise their statutory appraisal rights and certain other shares) will be converted into the right to receive $20.00 per share in cash, without interest. In addition, each applicable stock option outstanding as of the closing date will be cashed-out for a cash amount equal to the excess, if any, of the per share merger consideration over such stock option’s exercise price. All other stock options will be cancelled without any payment.

Picasso is wholly owned by investment funds organized by Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois, (MDP). Merger Sub is a subsidiary of Picasso. Picasso and Merger Sub were formed solely for the purpose of entering into the Merger Agreement. Upon completion of the merger, BHC will be a wholly owned indirect subsidiary of Picasso.

The BHC Board of Directors (the BHC Board) unanimously approved the merger based on the unanimous recommendation of the transaction committee of the BHC Board, which was comprised of members of the BHC Board who are not employees of BHC and who are independent of those of BHC’s stockholders who are affiliates of Kelso & Company. The merger is subject to regulatory and stockholder and approvals (as described below) and certain other conditions.

If the stockholders approve the merger by the requisite votes and the other conditions to the closing are satisfied or waived, Merger Sub and BHC will merge and BHC will remain as the surviving corporation. BHC common stock will no longer be listed on the New York Stock Exchange and registration of the common stock under the Exchange Act will be terminated. The merger is anticipated to be completed in the second or third calendar quarter of 2010. Subject to certain exceptions, Picasso or BHC may terminate the Merger Agreement if the merger has not been consummated by October 7, 2010.

Conditions to the Merger

The respective obligations of BHC, Picasso and Merger Sub to complete the merger are subject to certain closing conditions, which include, among other things:

•

the Merger Agreement must have been duly adopted by holders of (a) a majority of the outstanding shares of BHC common stock entitled to vote thereon and (b) a majority of the outstanding shares of BHC common stock entitled to vote thereon that are not held by affiliates of Kelso;

•	expiration or termination of the waiting period under applicable antitrust laws, and the receipt of all other material consents from governmental entities;

•	absence of legal prohibitions to the merger; and

•

the ratio of BHC’s Consolidated Debt for Borrowed Money (as defined in the Merger Agreement) to Consolidated EBITDA (as defined in the Merger Agreement), as determined in accordance with the Merger Agreement, not being in excess of 5.4:1 (the Maximum Leverage Ratio).

Although obtaining equity or debt financing is not a condition to the completion of the merger, the failure of Picasso or Merger Sub to obtain sufficient financing is likely to result in the failure of the merger to be completed. In that case, subject to certain other conditions set forth in the Merger Agreement, Picasso may be obligated to pay BHC a termination fee of $27.5 million.

Financing

The necessary financing for the Merger, including payment of transaction fees and expenses and refinancing of BHC’s existing debt for borrowed money, is expected to be funded through a combination of the following:

•	equity financing of approximately $296 million to be provided or secured by investment funds organized by MDP;

•

a $565 million senior secured credit facility, consisting of a $490 million term loan facility and a $75 million revolving credit facility, but, in the case of the revolving credit facility, only to the extent necessary (i) for utilization arising from letters of credit issued under the existing credit facilities that are rolled into the revolving credit facility and (ii) to cover any OID or upfront fees in lieu thereof implemented pursuant to the “market flex” provisions of the Fee Letter, dated March 28, 2010, among the Joint Lead Arrangers (as defined below), Parent, Merger Sub and Holdings (as defined below);

•

(i) new senior unsecured notes yielding gross cash proceeds of $200 million issued by Merger Sub and/or (ii) up to $200 million of senior unsecured bridge loans under a senior unsecured bridge loan facility, provided that the aggregate amount of the senior notes and/or the bridge loans will be reduced dollar-by-dollar by the amount of our existing 10% senior subordinated notes due 2014 that are not tendered and not otherwise defeased and the related tender premiums thereon not required to be paid; and

•	approximately $31.9 million of cash on hand of BHC.

Financial Advisory Fees

Pursuant to an engagement letter between BHC and Goldman, Sachs & Co. (Goldman Sachs), BHC has agreed to pay Goldman Sachs a transaction fee of approximately $9.0 million, a significant portion of which is contingent upon consummation of the merger, plus reasonable out-of-pocket expenses.

Merger and Transaction Costs

BHC recognized approximately $5.0 million in merger-related transaction costs in the six months ended March 31, 2010. These costs related primarily to an initial fee to Goldman Sachs, legal and other advisory fees and expenses, and transaction committee retainer and meeting fees and expenses.

Upon consummation of the merger, we will pay MDP a fee of approximately $6.3 million plus out-of-pocket expenses incurred in connection with the merger.

Termination

BHC and Picasso may, by mutual written consent, terminate the Merger Agreement and abandon the merger at any time prior to the completion of the merger, whether before or after the adoption of the Merger Agreement by BHC’s stockholders.

The Merger Agreement may also be terminated and the merger abandoned at any time prior to the completion of the merger, as follows:

•	subject to certain limitations, by either Picasso or BHC, if:

•	the merger has not been consummated by the termination date, as such date may be extended in accordance with the Merger Agreement;

•	the stockholders meeting has been held and completed and BHC’s stockholders have not adopted the Merger Agreement by the requisite votes; or

•	an order permanently restraining, enjoining or otherwise prohibiting consummation of the merger has become final and non-appealable.

•	by BHC, if:

•

subject to certain limitations, at any time prior to the adoption of the Merger Agreement by BHC’s stockholders by the requisite votes (x) the BHC Board authorizes BHC to enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement), and (y) immediately prior to or concurrently with the termination of the Merger Agreement (i) we enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, and (ii) we pay Picasso a termination fee (as described below);

•

there has been a breach of a representation, warranty, covenant or agreement made by Picasso or Merger Sub in the Merger Agreement, which breach would give rise to the failure of the condition to BHC’s obligations to close the Merger relating to the accuracy of the representations and warranties of Picasso and Merger Sub or compliance by Picasso and Merger Sub with their obligations under the Merger Agreement, and such breach or failure to be true cannot be cured by the Termination Date, or if capable of being cured, has not been cured within certain notice periods (provided that we will not have this right to terminate if we are then in material breach of any of our representations, warranties, covenants or other agreements that would result in the closing conditions with respect to our representations and warranties or compliance with our obligations not being satisfied); or

•

the mutual conditions of both parties and the conditions of Picasso and Merger Sub have been satisfied (other than those conditions that by their terms are to be satisfied at the closing of the merger), we have notified Picasso in writing that we are prepared to close the merger and Picasso and Merger Sub fail to consummate the transactions contemplated by the Merger Agreement on the date on which the closing should have occurred under the Merger Agreement.

•	by Picasso, if:

•

the BHC Board (i) makes a Change of Recommendation (as defined in the Merger Agreement), (ii) approves, adopts or recommends any acquisition proposal or otherwise declares advisable (publicly or otherwise) or proposes to approve, adopt or recommend (publicly or otherwise) an acquisition proposal, or (iii) approves or recommends or enters into or allows BHC or any of its subsidiaries to enter into an alternative acquisition agreement;

•

there has been a breach of a representation, warranty, covenant or agreement made by BHC in the Merger Agreement, which breach would give rise to the failure of the condition to Picasso’s and Merger Sub’s obligation to close the merger relating to the accuracy of the representations and warranties of BHC or compliance by BHC with its obligations under the Merger Agreement, and such breach or failure to be true cannot be cured by the termination date, or if capable of being cured, has not been cured within certain notice periods (provided that Picasso will not have this right to terminate if it is then in material breach of any of its representations, warranties, covenants or other agreements that would result in the closing conditions with respect to the representations and warranties of Picasso and Merger Sub or compliance with their obligations not being satisfied); or

•

subject to certain limitations, BHC has not timely delivered to Picasso and Merger Sub a certificate as to the ratio of BHC’s Consolidated Debt for Borrowed Money to Consolidated EBITDA, or if such certificate states that such ratio is in excess of 5.4:1.

Termination Fees and Expense Reimbursement

Termination Fee

We will be required to pay a designee of Picasso a termination fee equal to $12.5 million if:

•

Picasso or BHC terminates the Merger Agreement due to our stockholders not having adopted the Merger Agreement by the requisite votes, any Person shall have publicly made a bona fide Acquisition Proposal (as defined in the Merger Agreement) after the date of this agreement but prior to such stockholders meeting, and within 12 months of such termination we enter into a definitive agreement with respect to an Acquisition Proposal, with respect to, in general, more than 50% of the voting power of the capital stock or more than 50% of the consolidated assets of BHC and such Acquisition Proposal is consummated;

•

Picasso terminates the Merger Agreement due to the BHC Board (i) making a Change of Recommendation, (ii) approving, adopting or recommending any Acquisition Proposal (publicly or otherwise) or proposing to approve, adopt or recommend (publicly or otherwise) an Acquisition Proposal, or (iii) approving or recommending or entering into or allowing BHC or any of its Subsidiaries to enter into an Alternative Acquisition Agreement; or

•

we terminate the Merger Agreement after the BHC Board has authorized BHC to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal and we enter into an Alternative Acquisition Agreement with respect to a Superior Proposal.

Expense Reimbursement

In all other circumstances other than those in which BHC is required to pay a termination fee, BHC may be obligated to reimburse transaction expenses incurred by Picasso, Merger Sub and MDP up to $3.0 million upon termination of the Merger Agreement, if our stockholders meeting has been held and completed and our stockholders have not adopted the Merger Agreement by the requisite votes at such meeting or any adjournment or postponement of such meeting. In addition, BHC will be obligated to reimburse Picasso and Merger Sub up to an additional $1 million of such expenses not previously reimbursed if within 12 months of such termination, we enter into a definitive agreement with respect to an Acquisition Proposal with respect to, in general, more than 50% of the voting power of the capital stock or more than 50% of the consolidated assets of BHC, and such Acquisition Proposal is consummated.

Picasso Fee

Picasso must pay us a termination fee of $27.5 million in the event we terminate the Merger Agreement because:

•

there has been a breach of any representation, warranty, covenant or agreement made by Picasso or Merger Sub in the Merger Agreement, which breach would give rise to the failure of the condition to BHC’s obligation to close the Merger relating to the accuracy of the representations and warranties of Picasso and Merger Sub or compliance by Picasso and Merger Sub with their obligations under the Merger Agreement, and such breach or failure to be true cannot be cured by the Termination Date, or if capable of being cured, has not been cured within certain notice periods; or

•

the mutual conditions of both parties and the conditions of Picasso and Merger Sub have been satisfied (other than those conditions that by their terms are to be satisfied at the closing of the Merger), BHC has given notice to Picasso in writing that it is prepared to consummate the closing and Picasso and Merger Sub fail to consummate the transactions contemplated by the Merger Agreement on the date the closing should have occurred under the Merger Agreement.

Leverage Termination Fee

Picasso would be obligated to pay us a termination fee of $5.0 million if:

•

all of the mutual conditions of the parties and the conditions to the obligations of Picasso and Merger Sub have been satisfied (other than the condition which requires that our Consolidated Debt for Borrowed Money to Consolidated EBITDA ratio not exceed the Maximum Leverage Ratio) and BHC or Picasso terminates the Merger Agreement because the merger has not been consummated by October 7, 2010 (which date may be extended in certain circumstances); or

•

Picasso terminates the Merger Agreement because we have not timely delivered the Leverage Ratio Certificate or we deliver a Leverage Ratio Certificate which states that the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA exceeds the Maximum Leverage Ratio.

Certain investment funds organized by MDP have agreed severally to guarantee the obligation of Picasso to pay the Picasso Fee or the Leverage Termination Fee, as applicable.

Expenses

Except as otherwise provided above and, subject to the terms and conditions of the Merger Agreement, except for certain obligations of Picasso and Merger Sub to reimburse BHC for documented reasonable out-of-pocket costs and expenses incurred in connection with Picasso’s financing for the merger and any tender offer or consent solicitation with respect to the notes issued by BWAY, whether or not the merger is consummated, all costs and expenses incurred in connection with the Merger Agreement and the merger and the other transactions contemplated by the Merger Agreement shall be paid by the party incurring such expenses. The surviving corporation shall pay all charges and expenses in connection with the merger, including those of the paying agent.

Treatment of Stock Options

Stock options that will be cashed-out upon the consummation of the merger consist of all outstanding and vested stock option as of the closing date, all unvested options related to grants since our initial public offering in 2007 and each outstanding option which would otherwise vest if the average per share closing price of BHC common stock over any consecutive 45-day period is at least $19.26 and the closing price on the 45th day of such period is at least $16.37 (which options represent one-third of such currently unvested options).

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2010 and March 29, 2009:

($ in millions)

	Six Months Ended
	March 31, 2010	March 29, 2009
Cash paid during the period for:
Interest	$15.8	$13.6
Income taxes	12.2	1.3

Business acquisitions
Fair value of assets acquired	$32.9	$—
Fair value of liabilities assumed	(0.6)	—

Cash paid for business acquisitions	32.3	—

Non-cash investing and financing activities
Amounts owed for capital expenditures	$1.4	$0.7
Assets acquired through capital lease	0.8	—

4.	INVENTORIES

The components of inventories as of March 31, 2010 and September 27, 2009 were:

($ in millions)

	March 31, 2010	September 27, 2009
Raw materials	$30.8	$21.6
Work-in-progress	40.9	35.7
Finished goods	36.1	29.7

Total inventories	$107.8	$87.0

5.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of March 31, 2010 and September 27, 2009 were:

($ in millions)

	March 31, 2010	September 27, 2009
Other current assets
Income taxes receivable	$6.2	$—
Deferred tax assets	9.4	9.3
Other	8.8	6.3

Total other current assets	$24.4	$15.6

Other current liabilities
Accrued salaries and wages	$13.1	$18.8
Accrued interest	10.6	11.9
Accrued rebates	5.6	4.2
Income taxes payable	—	3.6
Self insurance	6.9	6.7
Other	17.8	18.1

Total other current liabilities	$54.0	$63.3

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We do not carry any financial instruments at fair value. Other than our long-term debt, we believe the carrying amounts of financial instruments at March 31, 2010 approximate the fair values of those instruments.

Estimated fair value of long-term debt at March 31, 2010:

($ in millions)

	Carrying Value	Estimated Fair Value
Long-term debt
10% senior subordinated notes due April 2014, gross of debt discount	$228.5	$242.3
Variable rate term loan, U.S. dollar denominated, maturing July 2013	148.7	147.3
Variable rate term loan, Canadian dollar denominated, maturing July 2013	48.0	47.5

	425.2	$437.1

Unaccreted debt discount	(24.3)

Total long-term debt	$400.9

We have estimated the fair value of our long-term debt financial instruments based on quoted market prices in the secondary credit market.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the six months ended March 31, 2010 by reportable segment was:

($ in millions)

	Metal Packaging	Plastic Packaging	Total
Balance, September 27, 2009	$128.7	$130.3	$259.0
Acquired (1)	(0.1)	11.2	11.1
Currency translation adjustment	0.7	1.3	2.0

Balance, March 31, 2010	$129.3	$142.8	$272.1

(1)	See “Recent Acquisitions” under Note 1, “General.”

Other Intangible Assets

The components of other intangible assets at March 31, 2010 and September 27, 2009 were:

($ in millions)

	March 31, 2010			September 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$196.8	$(81.8)	$115.0	$187.5	$(74.3)	$113.2
Tradenames	26.3	(11.6)	14.7	26.1	(10.5)	15.6

Total amortizable intangible assets	223.1	(93.4)	129.7	213.6	(84.8)	128.8

Indefinite-lived intangible assets
Technology	0.6	—	0.6	0.6	—	0.6

Total other intangible assets	$223.7	$(93.4)	$130.3	$214.2	$(84.8)	$129.4

The estimated useful lives of customer relationships range from 13 to 18 years and the estimated useful lives of tradenames range from 10 to 15 years.

Expected Future Amortization Expense

Expected future amortization expense at March 31, 2010 was:

($ in millions)

Fiscal year	Amortization Expense
2010 (remainder)	$8.0
2011	15.5
2012	14.9
2013	13.8
2014	13.1
Thereafter	64.4

Total expected future amortization expense	$129.7

8.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding at March 31, 2010 and September 27, 2009 consisted of:

($ in millions)

	March 31, 2010	September 27, 2009
Long-term debt
10% senior subordinated notes due April 2014	$228.5	$228.5
Variable rate term loan, U.S. dollar denominated, maturing July 2013	148.7	153.8
Variable rate term loan, Canadian dollar denominated, maturing July 2013	48.0	46.5

	425.2	428.8
Unamortized debt discount	(24.3)	(26.5)

Total long-term debt	400.9	402.3
Less current portion of long-term debt	(1.0)	(6.5)

Long-term debt, net of current portion	$399.9	$395.8

The weighted-average interest rate on variable rate credit facility borrowings was approximately 2.2% at March 31, 2010 and approximately 2.6% at September 27, 2009.

Current Portion of Long-Term Debt

The current portion of long-term debt at September 27, 2009 included a mandatory repayment of $6.5 million. Of the repayment, $5.0 million represented a repayment on the U.S. dollar denominated term loan and $1.5 million represented a repayment on the Canadian dollar denominated term loan. The repayments occurred in December 2009.

Under the terms of the credit agreement, non-scheduled repayments generally reduce the subsequent four scheduled payments and then reduce the remaining payments thereafter on a pro rata basis. The next scheduled repayments on the term loans are not due until December 2010 because of the repayments in December 2009. The current portion of long-term debt at March 31, 2010 includes scheduled repayments due in the next twelve months. In the event of “excess cash flow” for the current fiscal year, we may be required to make an excess cash flow payment in December 2010 that exceeds the scheduled repayments.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt at March 31, 2010 were:

($ in millions)

Fiscal year	Amount Due
2011	$2.1
2012	2.0
2013	192.6
2014	228.5

Total scheduled maturities of long-term debt	$425.2

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

The 2014 Notes are unsecured and subordinated to all of BWAY’s existing and future senior debt, including its existing credit facilities. Each of BWAY’s 100% owned U.S. subsidiaries (individually, a Guarantor or collectively, the Guarantors) have guaranteed the 2014 Notes with a guarantee that will be unsecured and subordinated to all existing and future senior debt of each such subsidiary. If any subsidiary of BWAY that is not a Guarantor guarantees certain indebtedness of BWAY in the future, such subsidiary will guarantee the 2014 Notes.

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

We expect to refinance some or all of the 2014 Notes in connection with the proposed merger. See “Financing” under Note 2, “Agreement and Plan of Merger.”

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

We incurred costs of approximately $5.5 million associated with the issuance of the 2014 Notes. The amount included an underwriting fee of approximately $4.3 million. We capitalized the costs and are amortizing them to interest expense over the term of the 2014 Notes.

At March 31, 2010, we complied with applicable financial covenants related to the 2014 Notes.

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

We expect to refinance the credit facility in connection with the proposed merger. See “Financing” under Note 2, “Agreement and Plan of Merger.”

Interest accrues on the term loans at a variable base rate plus a fixed margin. At March 31, 2010, the effective interest rate was approximately 2.1% on outstanding U.S. loan borrowings and approximately 2.5% on outstanding Canadian term loan borrowings.

Interest on outstanding revolving credit facility borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on a “consolidated total leverage ratio,” as defined in the credit agreement. At March 31, 2010, we had $5.3 million in standby letter of credit commitments that reduced the amount available to borrow under the U.S. revolver to $44.7 million. At March 31, 2010, we had $0.2 million in standby letter of credit commitments that reduced the amount available to borrow under the Canadian revolver to $4.8 million.

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

At March 31, 2010, we complied with all applicable financial covenants contained in the credit agreement. We maintained a consolidated interest coverage ratio of approximately 4.5, which exceeded the minimum required ratio of 3.05, and a consolidated total leverage ratio of approximately 2.8, which was less than the maximum required ratio of 3.55.

The covenants contained in the credit agreement are subject to a number of important limitations and exceptions.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $12.8 million related to the 2014 Notes and our credit facility. We amortize these costs to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. At March 31, 2010 and September 27, 2009, approximately $7.6 million and $8.7 million, respectively, of deferred costs remained unamortized. We record deferred debt issuance costs in other assets.

9.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations at March 31, 2010 and September 27, 2009 were:

($ in millions)

	March 31, 2010	September 27, 2009
Employee benefit obligation liabilities
Defined benefit pension plans	$13.6	$14.0
Retiree medical and other postretirement benefits	7.6	7.5
Deferred compensation	6.5	6.3

Total employee benefit obligation liabilities	$27.7	$27.8

Employee benefit obligations recorded in other current liabilities at March 31, 2010 and September 27, 2009 were approximately $1.2 million. Employee benefit obligations recorded in other liabilities at March 31, 2010 and September 27, 2009 were approximately $26.5 million and $26.6 million, respectively.

In 2010, we expect to contribute approximately $1.4 million to the pension plans, of which $0.9 million has been contributed during the six months ended March 31, 2010.

Components of Net Periodic Benefit Cost

The components of net periodic benefit costs for the three and six months ended March 31, 2010 and March 29, 2009 were:

($ in millions)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Defined benefit pension plans
Interest cost	$0.4	$0.2	$0.8	$0.4
Expected return on plan assets	(0.3)	(0.2)	(0.6)	(0.3)
Amortization of actuarial loss	0.2	—	0.3	—

	0.3	—	0.5	0.1

Other benefits
Interest cost	0.1	0.1	0.2	0.2

Total net periodic benefit cost	$0.4	$0.1	$0.7	$0.3

Multiemployer Pension Liabilities

At March 31, 2010 and September 27, 2009, we had accrued pension withdrawal liabilities of $3.7 million related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008 (see Note 10, “Restructuring.”)

10.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of September 27, 2009 and March 31, 2010 and the change in the liabilities during the six months ended March 31, 2010 were as follows:

($ in millions)

	Balance, September 27, 2009	Additions	Expenditures	Balance, March 31, 2010
Plastic packaging segment
Severance and benefit costs	$—	$0.3	$—	$0.3
Facility closure costs	0.7	0.1	(0.5)	0.3

Total plastic packaging segment restructuring liabilities	0.7	0.4	(0.5)	0.6

Metal packaging segment
Severance and benefit costs	1.5	0.6	(1.3)	0.8
Pension withdrawal liabilities	3.7	—	—	3.7
Facility closure costs	1.3	1.2	(0.9)	1.6

Total metal packaging segment restructuring liabilities	6.5	1.8	(2.2)	6.1

Corporate unallocated
Severance and benefit costs	1.3	0.2	(0.9)	0.6
Relocation and closure costs	–	0.3	(0.2)	0.1

Total corporate unallocated restructuring liabilities	1.3	0.5	(1.1)	0.7

Total restructuring liabilities	$8.5	$2.7	$(3.8)	$7.4

Excluding $3.6 million of pension withdrawal liabilities included in other liabilities at September 27, 2009 and March 31, 2010, restructuring liabilities, including $0.1 million of pension withdrawal liabilities, are included in other current liabilities.

Restructuring Initiatives

Division Consolidation. In May 2009, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. Management believes the change in the operating structure change will increase management efficiency and lower overhead expenses in support of its continued efforts to reduce our overall cost base. Under the plan, we closed our divisional offices, eliminated approximately 25 salaried positions and relocated approximately 20 salaried positions.

We estimate the plan will result in restructuring expenses of approximately $3.1 million, consisting of approximately $1.6 million for severance and benefits, approximately $1.3 million for employee relocations and approximately $0.2 million for other associated costs. We recognized approximately $2.4 million of the estimated expenses in fiscal 2009. In the first six months of 2010, we recognized approximately $0.2 million for severance and benefits and approximately $0.4 million for employee relocation expenses. We expect to recognize the remaining expenses in remainder of 2010.

Franklin Park and Cleveland. In 2008, in connection with our on-going productivity and cost-savings initiatives, we closed manufacturing facilities in Franklin Park, Illinois (“Franklin Park”) and Cleveland, Ohio (“Cleveland”). Although operations have ceased at the facilities, we will continue to incur certain holding costs until the facility leases expire. The restructuring plans for Franklin Park and Cleveland are discussed in further detail in Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Central Can. In conjunction with the Central Can acquisition in 2009, management committed to a plan to close our Brampton, Ontario and Kilbourn manufacturing facilities. Kilbourn is located in Chicago, Illinois. We will consolidate the facilities into the acquired Central Can facility. We recorded a reorganization liability in purchase accounting of approximately $1.2 million for severance and benefits for the elimination of redundant positions at Central Can.

In the first six months of 2010, we recorded restructuring expenses related to Brampton of $0.6 million for severance and benefits for eliminated positions and $1.1 million for leasehold, shutdown and holding costs. In the remainder of 2010, we expect to record restructuring expenses of approximately $1.1 million.

Ball Plastics. In conjunction with the Ball Plastics acquisition in the first quarter, management committed to a plan to close our Toccoa, Georgia manufacturing facility. We will consolidate the facility into the acquired Ball Plastics facility located in Newnan, Georgia. We expect the facility to be closed by the end of the fiscal year. The closure will affect approximately 85 employees (77 hourly and 8 salaried) and will result in restructuring charges of approximately $0.8 million in facility lease, closure and holding costs and approximately $0.5 million in severance and benefit costs. We recorded approximately $0.3 million in the second quarter of 2010 related to accrued severance and benefits. We expect to record approximately $0.8 million in the remainder of fiscal 2010. In addition to restructuring expenses, we expect to record additional depreciation of approximately $0.3 million related to long-lived assets that will be taken out of service.

Additional Depreciation. In addition to the above restructuring costs, we recorded additional depreciation related to long-lived assets that will be taken out of service. We recorded additional depreciation of $0.6 million in 2009 and $1.7 million in the first six months of 2010. We expect to record an additional $1.1 million in remainder of 2010.

11.	STOCKHOLDERS’ EQUITY

Net Income per Share

Net income per share for the three and six months ended March 31, 2010 and March 29, 2009 was:

($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Net income	$4.4	$8.7	$5.2	$6.0
Basic net income per share
Weighted-average number of shares outstanding (000s)	22,360	21,907	22,288	21,886

Basic net income per share	$0.20	$0.40	$0.23	$0.27

Diluted net income per share
Weighted-average number of shares outstanding (000s)	22,360	21,907	22,288	21,886
Dilutive effect of stock options (000s)	1,917	1,088	1,969	1,021

Weighted-average number of shares outstanding assuming dilution (000s)	24,277	22,995	24,257	22,907

Diluted net income per share	$0.18	$0.38	$0.21	$0.26

For the three and six months ended March 31, 2010 and March 29, 2009, approximately 1.4 million and 1.9 million, respectively, of outstanding stock options were not included in the diluted net income per share calculation because the options were out-of-the-money, unvested with vesting based on an unachieved market condition or to do so would otherwise have been anti-dilutive.

Comprehensive Income Information

The components of comprehensive income for the three and six months ended March 31, 2010 and March 29, 2009 were:

($ in millions)

	Three Months Ended				Six Months Ended
	March 31, 2010		March 29, 2009		March 31, 2010		March 29, 2009
Comprehensive income	$		$		$		$
Net income		4.4		8.7		5.2		6.0
Foreign currency translation adjustments		0.9		(0.5)		1.8		(4.6)

Comprehensive income		$5.3		$8.2		$7.0		$1.4

The components of accumulated other comprehensive loss as of September 27, 2009 and March 31, 2010 and the change during the period were:

($ in millions)

	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 27, 2009	$(4.6)	$0.8	$(3.8)
Change	—	1.8	1.8

Balance, March 31, 2010	$(4.6)	$2.6	$(2.0)

12.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

We describe our share-based compensation plans in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first six months of 2010, we granted options to acquire 75,000 shares of BHC common stock. The options vest in three equal tranches beginning on each of the first three anniversaries of the grant date. In the first six months of 2010, we awarded 15,140 shares of BHC restricted common stock to our independent directors. We awarded the restricted stock awards pursuant to our independent director compensation policy. The restricted stock will vest on September 30, 2010. At March 31, 2010, there were 1,303,063 shares available for grant under our share-based compensation plans.

At March 31, 2010, there were 662,834 unvested options related to grants after the IPO that would vest and approximately $3.5 million of stock-based compensation expense that would be recognized, each upon a change of control such as the proposed merger transaction. At March 31, 2010, there were 956,865 unvested options with market price based vesting conditions of which 1/3 would vest under the proposed merger transaction. The remaining 2/3 would be canceled and approximately $5.9 million of previously recognized stock-based compensation expense would be reversed.

The weighted-average grant date fair value for options granted during the first six months of 2010 was $8.76 per share subject to option. We calculate grant date fair value based on the Black-Scholes Model with the following assumptions: (i) no dividend yield on BHC’s common stock; (ii) expected stock price volatility of 54.2%; (iii) a risk-free interest rate of 2.7%; and (iv) an expected option term of 6.0 years. We estimated the expected option term using the simplified method for plain vanilla options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Stock-Based Compensation Expense

Stock-based compensation expense in the statement of operations for the three and six months ended March 31, 2010 and March 29, 2009 was as follows:

($ in millions)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Stock-based compensation expense (a)
Cost of products sold (excluding depreciation and amortization) (b)	$0.2	$(0.2)	$0.3	$—
Selling and administrative expense (c)	0.1	0.5	0.1	1.2

Total stock-based compensation expense	$0.3	$0.3	$0.4	$1.2

(a)	Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 14, “Business Segments.”
(b)	In the three months ended March 29, 2009, stock-based compensation expense included $0.1 million of accrued stock-based compensation and $(0.3) million related to the reversal of previously recognized stock-based compensation expense due to the forfeiture of unvested options during the quarter, each related to exit options with vesting conditions that were modified at the June 2007 initial public offering.
(c)	In the three and six months ended March 29, 2009, stock-based compensation expense included $0.5 million and $1.2 million, respectively, related to exit options with vesting conditions that were modified at the June 2007 initial public offering. In the six months ended March 31, 2010, stock-based compensation expense included $(0.2) million related to the reversal of previously recognized stock-based compensation expense due to the forfeiture of unvested options related to exit options with vesting conditions that were modified at the June 2007 initial public offering.

13.	COMMITMENTS AND CONTINGENCIES

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

From time to time, we receive requests for information or are identified as a potentially responsible party (PRP) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or by our predecessors in interest. While we do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. At March 31, 2010 and September 27, 2009, we had accrued approximately $0.2 million related to environmental liabilities, including those amounts noted above. These accruals are estimates and future expenditures may exceed these amounts. Accrued environmental liabilities are included in other current liabilities.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At March 31, 2010 and September 27, 2009, we had accrued $6.9 million and $6.7 million, respectively, related to these liabilities, which are included in other current liabilities.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had accrued liabilities relating to pending litigation matters, including lead paint litigation, of approximately $2.9 million at March 31, 2010 and $2.3 million at September 27, 2009. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” above.

In April 2010, the parties in Plaze (previously disclosed), agreed to settle the matter. The amount of the agreed upon settlement, subsequently paid by BWAY, was accrued at March 31, 2010. The parties have executed a settlement agreement, and we anticipate that the case will be dismissed with prejudice shortly.

Litigation Relating to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BHC, the members of the BHC Board, the Chief Financial Officer of BHC, MDP, Picasso and Merger Sub. The complaint in the lawsuit, Civil Action No. 2010CV183869, asserts that the members of the BHC Board and the Chief Financial Officer breached their fiduciary duties by causing BHC to enter into the Merger Agreement and further asserts that BHC, MDP, Picasso and Merger Sub aided and abetted those alleged breaches of duty. The complaint seeks, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement.

We believe that this lawsuit is without merit and intend to defend it vigorously.

Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In 2006, our Armstrong Containers, Inc. (Armstrong) subsidiary was named in thirty-three (33) lead paint related personal injury lawsuits in Wisconsin. Since that time, all but six (6) of these cases have been dismissed, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases, each previously disclosed. Burton, Clark, Gibson, Stokes and Owens were all previously stayed pending the resolution of an appeal in Godoy to the Wisconsin Supreme Court. The Wisconsin Supreme Court has affirmed the trial court’s dismissal of plaintiffs’ design defect claim, and Godoy has returned to the trial court and the stays in the other cases have been lifted. The dismissal of plaintiff’s design defect claim still leaves plaintiff in this action with a failure to warn claim pending. The parties now are engaging in discovery in these cases.

In January 2010, an additional lead paint related personal injury case was filed against Armstrong, as well as other defendants, in the United States District Court for the Eastern District of Wisconsin (Sifuentes). This case is substantially similar to the other cases noted above and brings the total number of open cases related to this litigation to seven (7). There were no other actions filed, settled or otherwise dismissed during the three and six months ended March 31, 2010.

The amount of each claim pending is unknown and no cases to date have been settled.

Armstrong has been named as one of several defendants in the lead paint related personal injury cases based upon allegations related to its alleged corporate predecessor’s products that predated our ownership of Armstrong.

The lawsuits have been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. At March 31, 2010 and September 27, 2009, we had not accrued any amounts for lead paint related personal injury claims.

We continue to incur certain legal fees and expenses that may not be covered by insurance. During the three and six months ended March 31, 2010 and March 29, 2009, we did not incur any legal fees and expenses related to lead paint litigation that were not covered by insurance.

We discuss lead paint litigation under “Litigation– Lead Paint Litigation” in Note 17, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

Letters of Credit

At March 31, 2010, a bank had issued $5.6 million of standby letters of credit on our behalf, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At March 31, 2010, approximately 30% of our hourly workforce was covered by eight separate collective bargaining agreements. Two of the collective bargaining agreements, representing approximately 20% of our unionized workforce, will become amendable in the next twelve months.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

Merger Transaction

As further discussed in Note 2, “Agreement and Plan of Merger,” we entered into a merger agreement at the end of March 2010. Under the merger agreement and other related agreements, we are may be subject to certain fees and expenses under certain circumstances if the transaction is not consummated.

14.	BUSINESS SEGMENTS

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

Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. Total assets not allocated to our business segments are identified as “corporate.”

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

The following tables set forth certain financial information attributable to our business segments for the three and six months ended March 31, 2010 and March 29, 2009:

($ in millions)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Net sales
Metal packaging	$155.5	$133.6	$298.6	$264.5
Plastic packaging	92.5	72.5	168.4	154.1

Consolidated net sales	248.0	206.1	467.0	418.6

Income Before Income Taxes
Segment earnings
Metal packaging	$29.3	$22.3	$49.7	$33.8
Plastic packaging	8.9	14.7	18.7	21.5

Segment earnings	38.2	37.0	68.4	55.3

Expenses not distributed to segments
Corporate undistributed expenses	3.1	4.0	6.9	7.5
Depreciation and amortization (summarized below)	13.1	10.8	26.8	21.9
Restructuring	0.7	0.7	2.7	1.4
Interest, net	8.8	7.4	17.7	15.6
Merger transaction costs	5.0	—	5.0	—
Business acquisition costs	—	—	0.5	—
Other	0.4	0.2	0.8	(0.6)

Total expenses not distributed to segments	31.1	23.1	60.4	45.8

Consolidated income before income taxes	$7.1	$13.9	$8.0	$9.5

Depreciation and amortization
Metal packaging	$5.8	$5.0	$12.5	$10.4
Plastic packaging	6.9	5.4	13.5	10.8

Segment depreciation and amortization	12.7	10.4	26.0	21.2
Corporate	0.4	0.4	0.8	0.7

Consolidated depreciation and amortization	$13.1	$10.8	$26.8	$21.9

The following table sets forth total assets attributable to our business segments as of March 31, 2010 and September 27, 2009:

($ in millions)

	March 31, 2010	September 27, 2009
Total assets
Metal packaging	$333.7	$336.0
Plastic packaging	329.1	290.0

Total segment assets	662.8	626.0
Corporate	218.4	229.5

Total assets	$881.2	$855.5

The following table sets forth the percentage of consolidated net sales and net sales by business segment by customer geographic location for the three and six months ended March 31, 2010 and March 29, 2009:

($ in millions)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 29, 2009	March 31, 2010	March 29, 2009
Consolidated net sales
United States	92%	92%	91%	92%
Canada	8	8	8	8
Other	—	—	1	—

Total	100%	100%	100%	100%

Metal packaging net sales
United States	92%	93%	92%	93%
Canada	8	6	7	6
Other	—	1	1	1

Total	100%	100%	100%	100%

Plastic packaging net sales
United States	90%	89%	90%	89%
Canada	10	10	10	10
Other	—	1	—	1

Total	100%	100%	100%	100%

15.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The 2014 Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, which are 100% owned. In the following tables, we present condensed consolidating financial information for BWAY and its subsidiaries as of March 31, 2010 and September 27, 2009, and for the three and six months ended March 31, 2010 and March 29, 2009. We have segregated the subsidiary information into guarantor subsidiaries and non-guarantor subsidiaries. We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we do not believe the separate financial statements would provide investors with any additional, materially useful information.

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

March 31, 2010

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$9.9	$22.0	$7.4	$—	$39.3
Accounts receivable, net	76.8	48.2	6.2	—	131.2
Inventories, net	60.4	43.2	4.2	—	107.8
Other current assets	54.4	4.8	2.7	(37.5)	24.4

Total current assets	201.5	118.2	20.5	(37.5)	302.7

Property, plant and equipment, net	82.3	76.6	7.1	—	166.0
Goodwill	131.4	107.0	33.7	—	272.1
Other intangible assets, net	38.0	71.2	21.1	—	130.3
Other assets	8.8	0.7	0.6	—	10.1
Intercompany	—	101.8	—	(101.8)	—
Investment in subsidiaries	323.8	26.4	—	(350.2)	—

Total assets	$785.8	$501.9	$83.0	$(489.5)	$881.2

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$65.6	$52.5	$5.3	$—	$123.4
Other current liabilities	45.0	45.0	1.5	(37.5)	54.0
Current portion of long-term debt	0.7	—	0.3	—	1.0

Total current liabilities	111.3	97.5	7.1	(37.5)	178.4

Long-term debt	352.2	—	47.7	—	399.9
Deferred tax liabilities	10.8	34.5	1.2	—	46.5
Intercompany	78.2	23.2	0.4	(101.8)	—
Other liabilities	25.4	22.9	0.2	—	48.5

Total liabilities	577.9	178.1	56.6	(139.3)	673.3

Stockholder’s equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	147.2	261.5	19.6	(281.1)	147.2
Retained earnings	62.7	62.9	4.2	(67.1)	62.7
Accumulated other comprehensive (loss) income	(2.0)	(0.6)	2.6	(2.0)	(2.0)

Total stockholder’s equity	207.9	323.8	26.4	(350.2)	207.9

Total liabilities and stockholder’s equity	$785.8	$501.9	$83.0	$(489.5)	$881.2

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

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 31, 2010

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$132.8	$104.6	$10.6	$—	$248.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	104.5	94.8	8.7	(0.1)	207.9

Depreciation and amortization	5.6	6.7	0.8	—	13.1
Selling and administrative	3.5	1.3	0.2	—	5.0
Restructuring	0.6	—	0.1	—	0.7
Interest, net	8.2	0.3	0.3	—	8.8
Other	5.0	—	0.3	0.1	5.4

Total costs and expenses	127.4	103.1	10.4	—	240.9

Income before income taxes	5.4	1.5	0.2	—	7.1
Provision for income taxes	2.0	0.7	—	—	2.7
Equity in income of subsidiaries	1.0	0.2	—	(1.2)	—

Net income	$4.4	$1.0	$0.2	$(1.2)	$4.4

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 29, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$129.6	$65.0	$11.5	$—	$206.1

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	106.5	51.0	9.3	(0.1)	166.7

Depreciation and amortization	5.2	4.8	0.8	—	10.8
Selling and administrative	5.3	0.9	0.2	—	6.4
Restructuring	0.4	0.2	0.1	—	0.7
Interest, net	6.9	—	0.5	—	7.4
Other	0.4	(0.3)	—	0.1	0.2

Total costs and expenses	124.7	56.6	10.9	—	192.2

Income before income taxes	4.9	8.4	0.6	—	13.9
Provision for income taxes	1.8	3.2	0.2	—	5.2
Equity in income of subsidiaries	5.6	0.4	—	(6.0)	—

Net income	$8.7	$5.6	$0.4	$(6.0)	$8.7

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 31, 2010

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$263.9	$181.1	$22.0	$—	$467.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	214.6	161.0	19.3	(0.1)	394.8
Depreciation and amortization	11.2	12.6	3.0	—	26.8
Selling and administrative	8.8	1.5	0.4	—	10.7
Restructuring	0.9	0.1	1.7	—	2.7
Interest, net	16.6	0.4	0.7	—	17.7
Other	5.9	(0.1)	0.4	0.1	6.3

Total costs and expenses	258.0	175.5	25.5	—	459.0

Income (loss) before income taxes	5.9	5.6	(3.5)	—	8.0
Provision for (benefit from) income taxes	2.0	2.1	(1.3)	—	2.8
Equity in income (loss) of subsidiaries	1.3	(2.2)	—	0.9	—

Net income (loss)	$5.2	$1.3	$(2.2)	$0.9	$5.2

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 29, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net sales	$256.2	$137.3	$25.1	$—	$418.6

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	222.7	115.1	21.2	(0.2)	358.8
Depreciation and amortization	10.4	9.8	1.7	—	21.9
Selling and administrative	10.0	1.6	0.4	—	12.0
Restructuring	0.8	0.5	0.1	—	1.4
Interest, net	14.5	—	1.1	—	15.6
Other	0.6	(0.4)	(1.0)	0.2	(0.6)

Total costs and expenses	259.0	126.6	23.5	—	409.1

(Loss) income before income taxes	(2.8)	10.7	1.6	—	9.5
(Benefit from) provision for income taxes	(1.0)	3.9	0.6	—	3.5
Equity in income of subsidiaries	7.8	1.0	—	(8.8)	—

Net income	$6.0	$7.8	$1.0	$(8.8)	$6.0

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 31, 2010

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(12.4)	$12.2	$(0.2)	$—	$(0.4)

Cash flows from investing activities
Capital expenditures	(6.0)	(6.0)	(0.4)	—	(12.4)
Business acquisitions	(32.3)	—		—	(32.3)
Change in intercompany		(5.7)		5.7	—
Other	0.2	—	—	—	0.2

Net cash used in investing activities	(38.1)	(11.7)	(0.4)	5.7	(44.5)

Cash flows from financing activities
Repayments of other long-term debt	(5.0)	—	(1.6)	—	(6.6)
Change in intercompany	5.7			(5.7)	—
Other	1.7	(0.2)	—	—	1.5

Net cash provided by (used in) financing activities	2.4	(0.2)	(1.6)	(5.7)	(5.1)

Effect of exchange rate changes on cash flows	—	—	0.6	—	0.6

Net (decrease) increase in cash and cash equivalents	(48.1)	0.3	(1.6)	—	(49.4)

Cash and cash equivalents, beginning of period	58.0	21.7	9.0	—	88.7

Cash and cash equivalents, end of period	$9.9	$22.0	$7.4	$—	$39.3

BWAY Corporation and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 29, 2009

($ in millions)

	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(11.3)	$(9.1)	$(0.6)	$—	$(21.0)

Cash flows from investing activities
Capital expenditures	(3.5)	(2.8)	(0.4)	—	(6.7)
Change in intercompany	—	9.0	0.5	(9.5)	—

Net cash (used in) provided by investing activities	(3.5)	6.2	0.1	(9.5)	(6.7)

Cash flows from financing activities
Repayments of other long-term debt	(14.4)	—	(3.7)	—	(18.1)
Borrowings of revolving credit facility	(0.1)	—	—	—	(0.1)
Change in intercompany	(9.5)	—	—	9.5	—

Net cash used in financing activities	(24.0)	—	(3.7)	9.5	(18.2)

Effect of exchange rate changes on cash flows	—	—	(1.5)	—	(1.5)

Net decrease in cash and cash equivalents	(38.8)	(2.9)	(5.7)	—	(47.4)

Cash and cash equivalents, beginning of period	78.3	5.3	8.5	—	92.1

Cash and cash equivalents, end of period	$39.5	$2.4	$2.8	$—	$44.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion and analysis, we refer to our fiscal periods unless otherwise indicated. Fiscal year 2009 ended September 27, 2009 and fiscal 2010 will end September 30, 2010. The second quarter and first six months of fiscal 2010 ended March 31, 2010 and the second quarter and first six months of 2009 ended March 29, 2009.

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

In the fourth quarter of fiscal 2009, we acquired Central Can. On October 23, 2009, in the first quarter of 2010, we acquired the Ball Plastics business. In this discussion and analysis, we refer to these acquisitions as the “recent acquisitions.” However, due to the integration of the recent acquisitions into our existing business and the commonality of customers, we are unable to provide a meaningful discussion of the separate impact of the recent acquisitions on net sales and gross margin in this discussion and analysis. We discuss the recent acquisitions under “Recent Acquisitions” in Note 1, “General,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

On March 28, 2010, BHC entered into an agreement and plan of merger with certain affiliates of a private equity firm. Pursuant to the agreement, each outstanding share of BHC common stock (with certain exceptions, including shares held by stockholders that properly exercise their statutory appraisal rights) will be converted into the right to receive $20.00 per share in cash. See Note 2, “Agreement and Plan of Merger,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Overview

Principal changes in our results of operations for the three months ended March 31, 2010 (the second quarter of 2010) as compared to the three months ended March 29, 2009 (the second quarter of 2009), (each, the second quarter) and for the six months ended March 31, 2010 (year to date 2010) as compared to the six months ended March 29, 2009 (year to date 2009), (each, year to date) were these:

•

Second quarter consolidated net sales increased 20.3% to $248.0 million and gross margin percentage decreased to 16.2% from 19.1%. Year to date consolidated net sales increased 11.6% to $467.0 million and gross margin percentage increased to 15.5% from 14.3%.

•

Metal packaging net sales increased 16.4% to $155.5 million and gross margin percentage increased to 19.6% from 17.6%. Year to date metal packaging net sales increased 12.9% to $298.6 million and gross margin percentage increased to 17.4% from 13.7%.

•

Plastic packaging net sales increased 27.6% to $92.5 million and gross margin percentage decreased to 10.6% from 21.7%. Year to date plastic packaging net sales increased 9.3% to $168.4 million and gross margin percentage decreased to 12.1% from 15.2%.

•

Second quarter gross margin was favorably impacted by higher volume and continued benefits from cost reduction and productivity improvement initiatives. These favorable impacts were offset by the unfavorable impact of resin cost increases and the impact of timing between the pass through of those cost increases through higher selling prices.

•

In the second quarter of 2010, consolidated sales volume (in units), increased approximately 9.2%, metal packaging volume increased approximately 10.9% and plastic packaging volume increased approximately 6.2%, each excluding the effect of the recent acquisitions.

•

In the second quarter of 2010, we recorded $5.0 million in transaction costs related to the proposed merger. The costs consisted primarily of a $3.0 million initial fee paid to Goldman Sachs, as financial advisor to the transaction committee, and for legal and other advisory fees and expenses.

•

In the first six months of 2010, we closed our manufacturing facility in Brampton, Ontario and announced our intention to close our manufacturing facility in Toccoa, Georgia. We recorded restructuring expenses of $2.1 million for severance, lease costs and shutdown expenses related to these facility closures. In the first six months of 2010, we also recorded restructuring expense of $0.6 million related to our “one company” management consolidation initiative implemented in the third quarter of 2009. In the second quarter of 2010, we completed the migration of operations from Kilbourn to Central Can.

Results of Operations

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We describe our business segments in Note 14, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

The following tables set forth changes in our statements of operations for the three months ended March 31, 2010 (Second Quarter 2010) and March 29, 2009 (Second Quarter 2009) and for the six months ended March 31, 2010 (YTD 2010) and March 29, 2009 (YTD 2009).

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Net sales	$248.0	$206.1	20.3%
Cost of products sold (excluding depreciation and amortization)	207.9	166.7	24.7

Gross margin	40.1	39.4	1.8

Depreciation and amortization	13.1	10.8	21.3
Selling and administrative expense	5.0	6.4	(21.9)
Restructuring expense	0.7	0.7	—
Interest expense, net	8.8	7.4	18.9
Merger transaction costs	5.0	—	NM
Business acquisition costs	—	—	—
Other	0.4	0.2	100.0

Income before income taxes	7.1	13.9	(48.9)
Provision for income taxes	2.7	5.2	(48.1)

Net income	$4.4	$8.7	(49.4)%

NM – Not Meaningful

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Net sales	$467.0	$418.6	11.6%
Cost of products sold (excluding depreciation and amortization)	394.8	358.8	10.0

Gross margin	72.2	59.8	20.7

Depreciation and amortization	26.8	21.9	22.4
Selling and administrative expense	10.7	12.0	(10.8)
Restructuring expense	2.7	1.4	92.9
Interest expense, net	17.7	15.6	13.5
Merger transaction costs	5.0	—	NM
Business acquisition costs	0.5	—	NM
Other	0.8	(0.6)	NM

Income before income taxes	8.0	9.5	(15.8)
Provision for income taxes	2.8	3.5	(20.0)

Net income	$5.2	$6.0	(13.3)%

NM – Not Meaningful

Net Sales

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Net sales by segment
Metal packaging	$155.5	$133.6	16.4%
Plastic packaging	92.5	72.5	27.6

Consolidated net sales	$248.0	$206.1	20.3%

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Net sales by segment
Metal packaging	$298.6	$264.5	12.9%
Plastic packaging	168.4	154.1	9.3

Consolidated net sales	$467.0	$418.6	11.6%

In the second quarter 2010, metal packaging net sales increased primarily due to an increase in volume, including volume related to the recent acquisitions, partially offset by lower selling prices related to the pass-through of changes in our raw material costs. Year to date, metal packaging net sales increased primarily due to an increase in volume, including volume related to the recent acquisitions, and to overall higher selling prices related to the pass-through of changes in our raw material costs.

In the second quarter 2010, plastic packaging net sales, increased primarily due to an increase in volume, including volume related to the recent acquisitions, and to higher selling prices related to the pass-through of changes in our raw material costs. Year to date, plastic packaging net sales decreased primarily due to lower selling prices related to the pass-through of changes in our raw material costs, partially offset by an increase in volume, including volume related to the recent acquisitions.

Cost of Products Sold and Gross Margin

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Cost of products sold by segment
Metal packaging	$125.1	$110.1	13.6%
Plastic packaging	82.6	56.8	45.4

Segment CPS	207.7	166.9	24.4
Corporate undistributed expenses	0.2	(0.2)	NM

Consolidated CPS	$207.9	$166.7	24.7%

NM – Not Meaningful

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Cost of products sold by segment
Metal packaging	$246.6	$228.2	8.1%
Plastic packaging	147.9	130.6	13.2

Segment CPS	394.5	358.8	9.9
Corporate undistributed expenses	0.3	—	NM

Consolidated CPS	$394.8	$358.8	10.0%

NM – Not Meaningful

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Gross margin by segment
Metal packaging	$30.5	$23.5	29.8%
Plastic packaging	9.8	15.7	(37.6)

Segment gross margin	40.3	39.2	2.8
Corporate undistributed expenses	(0.2)	0.2	NM

Consolidated gross margin	$40.1	$39.4	1.8%

Gross margin percentage
Metal packaging	19.6%	17.6%
Plastic packaging	10.6%	21.7%
Consolidated	16.2%	19.1%

NM – Not Meaningful

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Gross margin by segment
Metal packaging	$52.1	$36.3	43.5%
Plastic packaging	20.4	23.5	(13.2)

Segment gross margin	72.5	59.8	21.2
Corporate undistributed expenses	(0.3)	—	NM

Consolidated gross margin	$72.2	$59.8	20.7%

Gross margin percentage
Metal packaging	17.4%	13.7%
Plastic packaging	12.1%	15.2%
Consolidated	15.5%	14.3%

NM – Not Meaningful

In 2010, higher sales associated with the recent acquisitions and volume, partially offset by productivity and lower spending, contributed to an increase in metal packaging and plastic packaging cost of products sold. Plastics packing segment cost of products sold increased due to, and gross margin percentage was adversely impacted by, higher resin costs in the second quarter of 2010. Plastic packaging segment gross margin percentage was adversely impacted by the timing and magnitude of increases in the cost of resin in the second quarter of 2010. In the second quarter of 2010, selling price increases to pass through resin cost changes lagged the cost increases as several of the increases were implemented retroactively. In contrast, segment gross margin reflected the benefits from a decreasing resin cost environment in the second quarter of 2009.

In the second quarter and YTD 2010 and 2009, corporate undistributed expenses in costs of products sold related to stock-based compensation expense.

Depreciation and Amortization

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Depreciation and amortization by segment
Metal packaging	$5.8	$5.0	16.0%
Plastic packaging	6.9	5.4	27.8

Segment depreciation and amortization	12.7	10.4	22.1
Corporate undistributed expenses	0.4	0.4	—

Consolidated depreciation and amortization	$13.1	$10.8	21.3%

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Depreciation and amortization by segment
Metal packaging	$12.5	$10.4	20.2%
Plastic packaging	13.5	10.8	25.0

Segment depreciation and amortization	26.0	21.2	22.6
Corporate undistributed expenses	0.8	0.7	14.3

Consolidated depreciation and amortization	$26.8	$21.9	22.4%

In 2010, the recent acquisitions were responsible for approximately $1.6 million and $2.2 million of segment depreciation and amortization for metal packaging and plastic packaging, respectively. In 2010, metal packaging also included $1.7 million of additional depreciation associated with restructuring activities ($1.5 million in metal packaging and $0.2 million in plastic packaging). Excluding these changes, consolidated depreciation and amortization expense decreased approximately 2.5%.

Selling and Administrative Expense

($ in millions)

	Second Quarter 2010	Second Quarter 2009	Percentage Change
Selling and administrative expense by segment
Metal packaging	$1.2	$1.2	—%
Plastic packaging	0.9	1.0	(10.0)

Segment selling and administrative expense	2.1	2.2	(4.5)
Corporate undistributed expenses	2.9	4.2	(31.0)

Consolidated selling and administrative expense	$5.0	$6.4	(21.9)%

($ in millions)

	YTD 2010	YTD 2009	Percentage Change
Selling and administrative expense by segment
Metal packaging	$2.4	$2.5	(4.0)%
Plastic packaging	1.7	2.0	(15.0)

Segment selling and administrative expense	4.1	4.5	(8.9)
Corporate undistributed expenses	6.6	7.5	(12.0)

Consolidated selling and administrative expense	$10.7	$12.0	(10.8)%

The decrease in segment selling and administrative expenses is primarily due to reduced spending related to cost reduction initiatives, including the division consolidation initiative implemented in the third quarter of 2009.

Corporate undistributed selling and administrative expense in the second quarter of 2009 included stock-based compensation expense of $0.5 million related to options modified in 2007. Excluding the impact of this stock-based compensation, corporate undistributed expenses decreased $0.8 million from 2009 primarily related to the timing of performance based bonus expense and professional fees.

Corporate undistributed selling and administrative expense YTD 2010 and YTD 2009 included stock-based compensation expense of $(0.2) million and $1.2 million related to options modified in 2007. Excluding the impact of this stock-based compensation, corporate undistributed expenses increased $0.5 million from 2009 primarily related to higher professional fees and higher performance based bonus expense. See “Stock-Based Compensation Expense” under Note 12, “Share-Based Compensation,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Restructuring Expense

In the third quarter of 2009, we implemented a plan to eliminate our operating divisions and restructure management in order to operate the company as a single entity. In the second quarter and YTD 2010, we recorded $0.2 million and $0.5 million, respectively, related to the plan for severance and relocation expenses.

In the second quarter of 2010, we announced our intention to close our Toccoa, Georgia manufacturing facility and consolidate the business into our recently acquired Newnan, Georgia manufacturing facility. We recorded approximately $0.3 million of restructuring expense during the quarter related to the plan for severance costs.

Restructuring expense in the second quarter and YTD 2009 primarily related to severance and facility shutdown costs associated with initiatives implemented in the second half of 2008 involving the closure of our Franklin Park and Cleveland and the elimination of certain redundant positions.

See Note 10, “Restructuring,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further information.

Interest, Other and Income Taxes

Interest expense, net. Interest expense, net, increased 18.9% to $8.8 million in the second quarter of 2010 and 13.5% to $17.7 million YTD 2010, primarily due to the refinancing of our senior notes in April 2009. Interest expense in the second quarter of 2010 and YTD 2010 related to the refinanced senior notes increased $1.8 million and $3.6 million, respectively, (including $1.1 million and $2.2 million, respectively, of debt discount accretion) over the comparable periods of 2009. See “Senior Subordinated Debt” under Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8 of the Annual Report for further information on the refinancing of the senior notes.

Merger transaction costs. In connection with the proposed merger, we recognized approximately $5.0 million in merger-related transaction costs in the six months ended March 31, 2010. The costs consisted primarily of a $3.0 million initial fee to Goldman Sachs, as financial advisor to the transaction committee, and for legal and other advisory fees and expenses. See Note 2, “Agreement and Plan of Merger,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Business acquisition costs. The amount represents acquisition expenses related to the Ball Plastics acquisition. New accounting guidance effective for us at the beginning of 2010 no longer permits the capitalization of transaction costs and expenses related to the completion of a successful business combination.

Other. In 2010, other included realized foreign exchange losses of approximately $0.4 million versus realized foreign exchange gains of approximately $1.0 million in 2009 primarily related to fluctuations in the exchange rate of the U.S. dollar relative to the Canadian dollar.

Provision for income taxes. The provision for income taxes for the first six months of 2010 was $2.8 million for an effective tax rate of approximately 35% as compared to a provision for income taxes for the first six months of 2009 of $3.5 million for an effective tax rate of approximately 37%. Refunds of certain state income taxes of $0.2 million in the first quarter of 2010 affected the reduction of the effective tax rate in the quarter. We expect the full-year effective tax rate to normalize to approximately 37%.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” of the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of March 31, 2010.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. In the event the proposed merger is consummated, some cash on hand is expected to be used to fund a portion of the transaction. See Note 2, “Agreement and Plan of Merger,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Our long-term debt, including available revolving credit facilities and certain covenants and restrictions, is discussed in Note 8, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. At March 31, 2010, we complied with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends between BWAY and BHC.

At March 31, 2010, BWAY had $44.7 million and ICL had $4.8 million available under revolving credit facilities. At March 31, 2010, we had $39.3 million of cash on hand.

In December 2009, we made a mandatory excess cash flow repayment of $6.6 million of the term loans. Because of the mandatory repayment, there are no scheduled quarterly repayments due until December 2010. Scheduled quarterly repayments will be approximately $0.5 million and will continue through March 2013. The remaining balance will be due at maturity. In the event of “excess cash flow” for the current fiscal year, we may be required to make an excess cash flow payment in December 2010 that exceeds the scheduled repayments.

At March 31, 2010, we had outstanding borrowings of $196.7 million that were subject to variable interest rates at a weighted-average borrowing rate of 2.2%.

In 2010, we expect capital expenditures of approximately $26.0 million to $28.0 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the six months ended March 31, 2010 (2010) and March 29, 2009 (2009):

($ in millions)

	2010	2009	Percentage Change
Cash used in operating activities	$(0.4)	$(21.0)	(98.1)%
Cash used in investing activities	(44.5)	(6.7)	NM
Cash used in financing activities	(5.1)	(18.2)	(72.0)
Effect of exchange rate changes	0.6	(1.5)	NM

Net decrease in cash and cash equivalents	$(49.4)	$(47.4)	4.2%

Cash and cash equivalents, end of period	$39.3	$44.7	(12.1)%

NM – Not Meaningful

Operating Activities

Cash used in operating activities decreased $20.6 million in the first six months of 2010 compared to cash used in operating activities in the first six months of 2009. The decrease is primarily due to a decrease in cash used for primary working capital (accounts receivable plus inventories less accounts payable), partially offset by higher income tax payments.

Cash used in operating activities for primary working capital was approximately $19.0 million in the first six months of 2010 compared to approximately $53.9 million in the first six months of 2009. The decrease in use of cash for primary working capital is primarily due to a use of cash to lower accounts payable in the first six months of 2009 primarily related to the timing of disbursements at the end of the quarter, partially offset by cash used due to increases in accounts receivable and inventories in the first six months of 2010.

Investing Activities

Cash used in investing activities increased $37.7 million in the first six months of 2010 as compared to the first six months of 2009. In 2010, we used $32.3 million of cash to acquire Ball Plastics. Capital expenditures in the first six months of 2010 increased $5.7 million. Capital expenditures increased primarily due to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities

Cash used in financing activities decreased $13.1 million in the first six months of 2010 as compared to the first six months of 2009. The decrease is primarily due to lower repayments of the term loan. Our mandatory excess cash flow repayment related to 2009 was $6.6 million paid in the first quarter of 2010 compared to $17.6 million related to 2008 paid in the first quarter of 2009. The excess cash flow repayment decreased because the credit agreement allows the use of cash for permitted acquisitions to offset excess cash. In the fourth quarter of 2009, we used cash of approximately $27.7 million to acquire Central Can.

In the first six months of 2010, long-term debt outstanding, including the current portion, decreased $1.4 million to $400.9 million at March 31, 2010. The decrease was due to debt repayments of $6.6 million offset by changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes of $3.0 million and the accretion of debt discount related to the 2014 notes of $2.2 million. We use cash generated by our Canadian operations to service the Canadian dollar denominated debt.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. Our credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At March 31, 2010, we had borrowings of $196.7 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

Foreign Exchange

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first six months of 2010 and 2009, approximately 8% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars, which we generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant exchange rate risk.

Commodity Risk

We require substantial amounts of raw materials in our operations, including steel, resin and energy. We are exposed to commodity price and quantity risks for a majority of these raw materials. In addition to steel and resin, we are exposed to fluctuations in the price of energy (primarily electricity and natural gas), the cost of freight (which is impacted by fluctuations in the price of fuel) and the cost of other components that we use in our manufacturing process.

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

The price of raw materials has been subject to volatility in the past, and we do not foresee stabilization in these markets in the near future. Historically, we have been able to pass certain cost changes through to our customers. However, we may not be able to do so in the future. In addition, we may not be able to implement the pass through of cost changes to our customers in the same periods in which we experience the related changes to our costs.

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

For an additional discussion of changes in steel and plastic resin costs and their impact on selling prices, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” of the Annual Report.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report. Our critical accounting policies have not changed since September 27, 2009.

Off-Balance Sheet Arrangements

At March 31, 2010, a bank had issued $5.5 million of standby letters of credit on our behalf, primarily in favor of our workers’ compensation insurers. Other than these standby letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

At March 31, 2010, the nature of our contractual obligations, as presented in the Annual Report, had not materially changed. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments” of the Annual Report.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 13, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which we incorporate herein by reference.

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

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of the Company were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We had accrued liabilities relating to pending litigation matters of $2.9 million at March 31, 2010 and $2.3 million at September 27, 2009.

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

In April 2010, the parties in Plaze (previously disclosed), agreed to settle the matter. The amount of the agreed upon settlement, subsequently paid by BWAY, was accrued at March 31, 2010. The parties have executed a settlement agreement, and we anticipate that the case will be dismissed with prejudice shortly.

Litigation Relating to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BHC, the members of the BHC Board, the Chief Financial Officer of BHC, MDP, Picasso and Merger Sub. The complaint in the lawsuit, Civil Action No. 2010CV183869, asserts that the members of the BHC Board and the Chief Financial Officer breached their fiduciary duties by causing BHC to enter into the Merger Agreement and further asserts that BHC, MDP, Picasso and Merger Sub aided and abetted those alleged breaches of duty. The complaint seeks, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement.

We believe that this lawsuit is without merit and intend to defend it vigorously.

Item 5.	Other Information

BWAY Holding held its annual meeting of stockholders on February 22, 2010 (the “Annual Meeting”) and submitted the following two matters to a vote of security holders through the solicitation of proxies. BWAY Holding filed the related proxy statement with the SEC on January 22, 2010.

The matters voted upon at the Annual Meeting and the number of votes cast are as follows:

1.	To elect nine members to serve on the Board of Directors of BWAY Holding:

Nominee	Votes For	Votes Against/ Withheld	Votes Abstained/ Broker Non-Votes
Jean Pierre M. Ergas	19,147,300	510,170	1,034,998
Warren J. Hayford	14,978,356	4,679,114	1,034,998
Earl L. Mason	14,796,068	4,861,402	1,034,998
Lawrence A. McVicker	19,120,854	536,616	1,034,998
David M. Roderick	19,365,180	292,290	1,034,998
Kenneth M. Roessler	19,157,745	499,725	1,034,998
Wellford L. Sanders, Jr.	14,964,728	4,692,742	1,034,998
David I. Wahrhaftig	19,157,047	500,423	1,034,998
Thomas R. Wall, IV	19,363,073	294,397	1,034,998

Each of the above nominees was a director prior to the election, and the BHC Board nominated each director for re-election. All of the nominees were re-elected at the Annual Meeting. Each director will hold office until BWAY Holding’s 2011 annual meeting of stockholders or until his successor is duly elected and qualified.

2.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending September 30, 2010:

For:	20,186,857
Against:	488,306
Abstain:	17,305
Broker non-votes:	—

Item 6.	Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger among Picasso Parent Company, Inc., Picasso Merger Sub, Inc. and BWAY Holding Company dated as of March 28, 2010 (Incorporated by reference to Form 8-K dated as of March 28, 2010 filed by BWAY Holding Company. File No. 1-33527)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This filing contains statements (including information included or incorporated by reference herein) that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, including statements as to the Company’s expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those described in such statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors could adversely affect the Company’s future financial performance and cause actual results to differ materially from the Company’s expectations, including uncertainties associated with the proposed sale of the Company to affiliates of MDP, the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction, the ability of third parties to fulfill their obligations relating to the proposed transaction, the ability of the parties to satisfy the conditions to closing of the merger agreement to complete the transaction and the risk factors discussed from time to time by the Company in reports filed with the Securities and Exchange Commission (the “SEC”). Additional information on risk factors that may affect the business and financial results of the Company can be found in the Company’s Annual Report on Form 10-K and in the filings of the Company made from time to time with the SEC. The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Holding Company

(Registrant)

Date: May 7, 2010	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

BWAY Corporation

(Registrant)

Date: May 7, 2010	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)